Form 10-Q
period 2012-09-30
Performant Financial Corp
filed 2012-11-14
CIK 1550695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 001-35628

PERFORMANT FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	20-0484934
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Performant Financial Corporation

333 North Canyons Parkway

Livermore, CA 94551

(925) 960-4800

(Address, including zip code and telephone number, including area code of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of Common Stock outstanding as of November 12, 2012 was 45,320,606.

PERFORMANT FINANICAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2012

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands)

(Unaudited)

	December 31, 2011	September 30, 2012
	(Restated)
Assets
Current assets:
Cash and cash equivalents	$20,004	$32,204
Trade accounts receivable, net of allowance for doubtful accounts of $77 and $64, respectively and estimated allowance for appeals of $484 and $1,112, respectively	19,398	24,132
Deferred income taxes	5,348	5,132
Prepaid expenses and other current assets	3,292	2,451
Income tax receivable	—	800
Debt issuance costs, current portion	595	1,140

Total current assets	48,637	65,859
Property, equipment, and leasehold improvements, net	14,915	18,237
Identifiable intangible assets, net	36,516	37,177
Goodwill	81,572	81,572
Debt issuance costs	—	4,112
Other assets	659	671

Total assets	$182,299	$207,628

Liabilities, Redeemable Preferred Stock and Stockholders’ (Deficit) Equity
Liabilities:
Current liabilities:
Current maturities of notes payable	$8,134	$11,040
Accrued salaries and benefits	7,138	6,344
Accounts payable	60	1,578
Other current liabilities	8,475	8,213
Income taxes payable	470	—
Deferred revenue	2,214	2,499
Estimated liability for appeals	450	3,655

Total current liabilities	26,941	33,329
Notes payable, net of current portion	87,051	139,489
Line of credit, drawn	8,198	—
Deferred compensation	1,761	—
Deferred income taxes	14,647	14,604
Other liabilities	1,158	2,890

Total liabilities	139,756	190,312

Commitments and contingencies

Redeemable preferred stock
Series A convertible preferred stock, $0.0001 par value. Authorized, 18,000 and zero shares; issued and outstanding, 5,296 and zero shares at December 31, 2011 and September 30, 2012, respectively	58,248	—

Stockholder’s (deficit) equity:
Due from stockholders	(2,266)	—
Common stock, $0.0001 par value. Authorized, 60,000 and 500,000 shares at December 31, 2011 and September 30, 2012, respectively; issued and outstanding 37,667 and 45,321 shares at December 31, 2011 and September 30, 2012, respectively	4	4
Additional paid-in capital	19,371	35,186
Accumulated deficit	(32,814)	(17,874)

Total stockholders’ (deficit) equity	(15,705)	17,316

Total liabilities, redeemable preferred stock, and stockholders’ (deficit) equity	$182,299	$207,628

The number of Series A convertible preferred shares outstanding, Series A Convertible Preferred Stock, the number of common shares outstanding, Common stock, and Additional paid-in capital have been restated to give effect to the two-for-one split. See Note 1 for additional information.

See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Revenues	$42,009	$53,400	$120,333	$154,099
Operating expenses:
Salaries and benefits	16,456	21,003	50,437	59,426
Other operating expenses	13,613	18,240	35,193	53,053

Total operating expenses	30,069	39,243	85,630	112,479

Income from operations	11,940	14,157	34,703	41,620
Debt extinguishment costs	—	—	—	(3,679)
Interest expense	(3,366)	(3,175)	(10,213)	(9,329)
Interest income	31	2	94	64

Income before provision for income taxes	8,605	10,984	24,584	28,676
Provision for income taxes	3,439	4,601	9,839	11,698

Net income	$5,166	$6,383	$14,745	$16,978

Accrual for preferred stock dividends	1,660	—	4,785	2,038
Net income available to common shareholders	$3,506	$6,383	$9,960	$14,940

Net income per share attributable to common shareholders (see Note 1)
Basic	$0.08	$0.14	$0.23	$0.34

Diluted	$0.08	$0.13	$0.22	$0.32

Weighted average shares (see Note 1)
Basic	42,962	44,337	42,962	43,519

Diluted	45,024	47,811	44,646	47,164

Net income per share attributable to common shareholders and weighted average shares outstanding have been restated to give effect to the two-for-one split. See Note 1 for additional information

See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Redeemable Preferred Stock and Stockholders’ (Deficit) Equity

For the Nine Months Ended September 30, 2012

(In thousands)

(Unaudited)

	Redeemable Preferred Stock
	Series A Convertible Preferred Stock		Series A Convertible Preferred Stock		Due From	Common Stock		Additional Paid-In	Accumulated Deficit
	Shares	Amount	Shares	Amount	Stockholders	Shares	Amount	Capital		Total
Balance, December 31, 2011 (as Reported)	—	$—	5,296	$58,248	$(2,266)	37,667	$4	$19,371	$(32,814)	$42,543
Adjustment	5,296	58,248	(5,296)	(58,248)	—	—	—	—	—	(58,248)

Balance, December 31, 2011 (as Restated)	5,296	$58,248	—	$—	$(2,266)	37,667	$4	$19,371	$(32,814)	$(15,705)
Increase in redemption value of Series A preferred stock	—	2,038	—	—	—	—	—	—	(2,038)	(2,038)
Conversion of Series A Preferred Stock to Series B Preferred Stock which was immediately redeemed for cash	—	(60,286)	—	—	—	—	—	—	—	—
Conversion of Series B Preferred Stock to common stock	(5,296)	—	—	—	—	5,296	—	—	—	—
Exercise of stock options	—	—	—	—	—	213	—	137	—	137
Issuance of stock	—	—	—	—	—	2,243	—	15,640	—	15,640
Purchase of treasury stock	—	—	—	—	—	(98)	—	(1,225)	—	(1,225)
Interest on notes receivable from stockholders	—	—	—	—	(57)	—	—	—	—	(57)
Repayment of note receivable from stockholders	—	—	—	—	2,323	—	—	—	—	2,323
Stock-based compensation expense	—	—	—	—	—	—	—	883	—	883
Income tax benefit from employee stock options	—	—	—	—	—	—	—	380	—	380
Net income	—	—	—	—	—	—	—	—	16,978	16,978

Balance, September 30, 2012	—	$—	—	$—	$—	45,321	$4	$35,186	$(17,874)	$17,316

The number of Series A convertible preferred shares outstanding. Series A convertible preferred stock, the number of common shares outstanding, Common stock, and Additional paid-in capital have been restated to give effect to the two-for-one stock split. See Note 1 for additional information.

See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2012
Cash flows from operating activities:
Net income	$14,745	$16,978
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of asset	—	52
Depreciation and amortization	5,712	7,002
Write-off of unamortized debt issuance costs	—	335
Deferred income taxes	—	173
Stock-based compensation	83	883
Interest expense from debt issuance costs and amortization of discount note payable	947	946
Interest income on notes receivable from stockholders	(80)	(57)
Changes in operating assets and liabilities:
Trade accounts receivable	(3,216)	(4,734)
Prepaid expenses and other current assets	1,937	841
Income tax receivable	—	(800)
Other assets	30	(12)
Accrued salaries and benefits	1,141	(794)
Accounts payable	363	1,518
Other current liabilities	4,434	(1,262)
Income taxes payable	—	(90)
Deferred revenue	—	285
Estimated liability for appeals	—	3,205
Other liabilities	(91)	306

Net cash provided by operating activities	26,005	24,775

Cash flows from investing activities:
Purchase of property, equipment, and leasehold improvements	(4,237)	(7,355)
Purchase of perpetual software license and computer equipment	—	(837)

Net cash used in investing activities	(4,237)	(8,192)

Cash flows from financing activities:
Borrowing under notes payable	—	156,000
Borrowing under line of credit	—	4,500
Redemption of preferred stock	—	(60,286)
Repayment of notes payable	(11,074)	(100,656)
Repayment of line of credit	—	(12,698)
Debt issuance costs paid	—	(3,061)
Proceeds from exercise of stock options	—	137
Proceeds from issuance of stock	—	12,844
Receipt from stockholders	—	2,323
Payment to stockholders	—	(1,761)
Purchase of treasury stock	—	(1,225)
Payment of purchase obligation	—	(500)

Net cash used in financing activities	(11,074)	(4,383)

Net increase in cash and cash equivalents	10,694	12,200
Cash and cash equivalents at beginning of year	11,078	20,004

Cash and cash equivalents at end of year	$21,772	$32,204

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$9,425	$12,415

Cash paid for interest	8,489	8,358

Cash paid as debt extinguisment	—	3,344

Supplemental disclosure of non-cash investing and financing activities:
Obligation to sellers of perpetual license	$—	$3,250

Issuance of common stock as part of debt issuance costs	—	2,796

See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements

For the Three and Nine Months Ended September 30, 2011 and 2012

(Unaudited)

1.	Organization and Description of Business

(a)	Basis of Presentation and Organization

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary (consisting only of normal recurring adjustments) for a fair presentation of our and our subsidiaries’ financial position at September 30, 2012, the results of our operations for the three and nine months ended September 30, 2011 and 2012 and cash flows for the nine months ended September 30, 2011 and 2012. Interim financial statements are prepared on a basis consistent with our annual financial statements. The financial statements included herein should be read in conjunction with the consolidated financial statements for the years ended December 31, 2009, 2010 and 2011 and notes included in our Registration Statement on Form S-1, which is referred to as our Registration Statement.

We are a leading provider of technology-enabled recovery and analytics services in the United States. Our services help identify, restructure and recover delinquent or defaulted assets and improper payments for both government and private clients in a broad range of markets. Our clients typically operate in complex and regulated environments and outsource their recovery needs in order to reduce losses on billions of dollars of defaulted student loans, improper healthcare payments and delinquent state tax and federal treasury receivables. We generally provide our services on an outsourced basis, where we handle many or all aspects of the clients’ recovery processes.

Our consolidated financial statements include the operations of Performant Financial Corporation (PFC), its wholly owned subsidiary Performant Business Services, Inc., and its wholly owned subsidiaries Performant Recovery, Inc. (Recovery), and Performant Technologies, Inc. Effective August 13, 2012, we changed the name of our wholly owned subsidiary from DCS Business Services, Inc. (DCSBS) to Performant Business Services, Inc., and DCSBS’ wholly owned subsidiaries from Diversified Collection Services, Inc. (DCS), and Vista Financial, Inc. (VFI), to Performant Recovery, Inc., and Performant Technologies, Inc., respectively. PFC is a Delaware corporation headquartered in California and was formed in 2003. Performant Business Services, Inc. is a Nevada corporation founded in 1997. Recovery is a California corporation founded in 1976. Performant Technologies, Inc. is a California corporation that was formed in 2004. All significant intercompany balances and transactions have been eliminated in consolidation.

We are managed and operated as one business, with a single management team that reports to the Chief Executive Officer.

The preparation of the consolidated financial statements in conformity with U.S. GAAP, requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, primarily accounts receivable, intangible assets, estimated liability for appeals, accrued expenses, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Our actual results could differ from those estimates.

As more fully described in Note 1 to the financial statements included in our Registration Statement, the accompanying financial statements have been restated to correct an error in the balance sheet presentation of the Company’s Series A Convertible Preferred Stock. The purpose of the restatement is to classify the balances outside of permanent equity, as they are redeemable at the option of the holders. The following financial statement line items were affected (in thousands):

December 31, 2011	As originally reported	As adjusted	Effect of the change
Redeemable preferred stock	$—	$58,248	$58,248
Total stockholders equity/deficit	42,543	(58,248)	(15,705)

(b)	Stock Split

On July 26, 2012, the Company effected a two-for-one stock split of the Company’s shares of Common Stock. Accordingly, all per share amounts, average shares outstanding, shares outstanding, and equity based compensation presented in the consolidated financial statements and notes have been adjusted retroactively to reflect the stock split. Shareholders’ deficit has been retroactively adjusted to give effect to the stock split for all periods presented by reclassifying the par value of the additional shares issued in connection with the stock split to additional paid-in capital. Concurrently with the stock split, the authorized Common Stock was increased from 25,000,000 shares to 60,000,000 shares. On August 15, 2012, the authorized Common Stock was increased to 500,000,000 shares and the authorized preferred stock was increased to 50,000,000 shares.

(c)	Revenues, Accounts Receivable, and Estimated Liability for Appeals

Revenue is recognized upon the collection of defaulted loan and debt payments. Loan rehabilitation revenue is recognized when the rehabilitated loans are sold (funded) by clients. Incentive revenue is recognized upon receipt of official notification of incentive award from customers. Under the Company’s RAC contract with CMS, the Company recognizes revenues when the healthcare provider has paid CMS for a given claim or offset. Providers have the right to appeal a claim and may pursue additional appeals if the initial appeal is found in favor of CMS. The Company accrues an estimated liability for appeals based on the amount of commissions received which are subject to appeal and which the Company estimates are probable of being returned to providers following successful appeal. At December 31, 2011, a total of $0.9 million was presented as an allowance against accounts receivable, representing the Company’s estimate of claims that may be overturned. Of this amount, $0.5 million was related to amounts in accounts receivable and $0.5 million was related to commissions which had already been received. The Company has changed the presentation in its financial statements of its estimated liability with respect to commissions which have been received, from an allowance against accounts receivable to a liability captioned “estimated liability for appeals” at December 31, 2011. The $0.5 million balance at December 31, 2011, and the $3.7 million balance as of September 30, 2012, represents the Company’s best estimate of the probable amount of losses related to appeals of claims for which commissions were previously collected and recognized as revenues at such dates. In addition to the $3.7 million amount accrued at September 30, 2012, the Company estimates that it is reasonably possible that it could be required to pay an additional amount up to approximately $1.5 million as a result of potentially successful appeals. To the extent that required payments by the Company exceed the amount accrued, revenues in the applicable period would be reduced by the amount of the excess.

2.	Acquisition

In February 2012, we purchased a perpetual software license and computer equipment from HOPS, a non-public Florida company, in a transaction valued at $3.7 million. The purchase agreement calls for a total of $4.0 million in cash payments to be made over an approximate 3 year period, beginning with an initial payment of $0.8 million which was made in February 2012, followed by quarterly payments of $0.3 million. As part of the transaction valuation, these payments were discounted to a present value using an estimate of our incremental borrowing rate. The purchase is being treated as a business combination for accounting purposes; the following table summarizes the estimated fair values of the assets acquired at the acquisition date (in thousands):

February 1, 2012
Computer equipment	$280
Identifiable intangible assets	3,400

Total identifiable assets acquired	$3,680

The following table summarizes the fair values of the intangible assets acquired from HOPS (in thousands):

February 1, 2012
Perpetual license	$3,250
Customer relationships	150

Total	$3,400

The acquired intangible assets will be amortized over their estimated useful lives, which are 5 and 4 years for the perpetual license and customer relationships, respectively.

The following represents our pro forma Consolidated Statements of Income as if HOPS had been included in our consolidated results for the three and nine months ending September 30, 2011 (in thousands, except per share data):

(unaudited)	For the Three Months Ended September 30, 2011	For the Nine Months Ended September 30, 2011
Total revenue	$42,323	$121,275
Net income available to common shareholders	$3,174	$8,964
Earnings per share attributable to common shareholders
Basic	$0.07	$0.21
Diluted	$0.07	$0.20

3.	Property, Equipment, and Leasehold Improvements

Property, equipment, and leasehold improvements consist of the following at December 31, 2011 and September 30, 2012 (in thousands):

	December 31, 2011	September 30, 2012
Land	$1,767	$1,767
Building and leasehold improvements	4,797	5,019
Furniture, equipment, and automobile	3,612	4,125
Computer hardware and software	31,197	37,803

Total	41,373	48,714
Less accumulated depreciation and amortization	(26,458)	(30,477)

Total	$14,915	$18,237

Depreciation and amortization expense of property, equipment and leasehold improvements was $1.2 million and $1.5 million for the three months ended September 30, 2011 and 2012, respectively, and $3.4 million and $4.3 million for the nine months ended September 30, 2011 and 2012, respectively.

4.	Identifiable Intangible Assets

Identifiable intangible assets consist of the following at December 31, 2011 and September 30, 2012 (in thousands):

December 31, 2011	Gross Amounts	Accumulated Amortization	Net
Amortizable intangibles:
Customer contracts and related relationships	$62,046	$(25,530)	$36,516
Covenants not to compete	3,600	(3,600)	—

Total intangible assets	$65,646	$(29,130)	$36,516

September 30, 2012	Gross Amounts	Accumulated Amortization	Net
Amortizable intangibles:
Customer contracts and related relationships	$62,198	$(27,838)	$34,360
Covenants not to compete	3,600	(3,600)	—
Perpetual license	3,250	(433)	2,817

Total intangible assets	$69,048	$(31,871)	$37,177

For the three and nine months ended September 30, 2011, amortization expense related to intangible assets amounted to $0.8 million and $2.3 million respectively. For the three and nine months ended September 30, 2012, amortization expense related to intangible assets amounted to $0.9 million and $2.7 million, respectively.

The estimated aggregate amortization expense for each of the five following fiscal years is as follows (in thousands):

Year Ending December 31,	Amount
Remainder of 2012	$933
2013	3,731
2014	3,731
2015	3,731
2016	3,696
Thereafter	21,355

Total	$37,177

5.	Credit Agreement

On March 19, 2012 we recapitalized, entering into a credit agreement (the Agreement) consisting of a Term A Loan of $57.0 million, a Term B Loan of $79.5 million, and a revolving credit facility of $11.0 million. In connection with the recapitalization, our old credit facility, scheduled to mature in 2012, was extinguished, and our indebtedness on the old facility was paid in full. On June 28, 2012, the Agreement was amended to increase the Term B Loan to $99 million. Payments under the Agreement are as follows (in thousands):

Year Ending December 31,	Amount
Remainder of 2012	$2,760
2013	11,040
2014	11,040
2015	11,040
2016	11,040
Thereafter	103,609

Total	$150,529

Proceeds from the new Term A, Term B, and revolving credit facility borrowings were used along with $14.5 million of our cash to repay our old notes payable and line of credit in the amount of $103.4 million and to redeem 3,897,000 shares of Series A Convertible Preferred Stock plus accrued dividends for a total of $44.0 million. Fees paid in conjunction with the credit agreement totaled $6.5 million, including an agency fee for $1.5 million to an entity associated with our majority stockholder, and an agreement to grant 215,000 shares of Common Stock valued at approximately $2.8 million to an investment bank acting as advisor.

Proceeds from the additional Term B borrowings were used to redeem the remaining 1,399,000 shares of Series A Convertible Preferred Stock outstanding plus accrued dividends for a total of $16.3 million. Fees paid in conjunction with the credit agreement totaled $0.8 million, including an agency fee for $0.2 million to an entity associated with our majority stockholder. Remaining proceeds of $2.3 million were used along with existing cash to pay off the line of credit balance of $4.5 million.

The Term A Loan is charged interest either at Prime (subject to a 2.50% floor) +4.25% or LIBOR (subject to a 1.50% floor) +5.25%, which was 6.75% at September 30, 2012. The Term A loan requires quarterly payments of $2.5 million beginning in June 2012, with the remaining outstanding principal balance due March 19, 2017.

The Term B loan is charged interest at Prime +4.75% (subject to a 2.50% floor) or LIBOR (subject to a 1.50% floor) +5.75% which was 7.25% at September 30, 2012. The Term B loan requires quarterly payments of $0.2 million beginning in June 2012, with the outstanding principal balance due March 19, 2018.

We have a line of credit under the Agreement which allows for borrowings of up to $11 million. Borrowings accrue interest at Prime + 4.25% or LIBOR + 5.25%, which was 7.5% at September 30, 2012. Both the Prime and the LIBOR alternatives are subject to minimum rate floors. There were no outstanding borrowings under this line of credit at September 30, 2012, and a letter of credit outstanding in the amount of $1.4 million, leaving remaining borrowing capacity under the line of credit of $9.6 million at September 30, 2012. The line of credit expires in March 19, 2017.

The Agreement contains certain restrictive financial covenants, which require, among other things, that we meet a minimum fixed charge coverage ratio and maximum total debt to EBITDA ratio.

During our March 19, 2012 recapitalization, debt issuance costs of $5.0 million were capitalized, including $1.5 million of agent fees paid to an entity associated with our majority stockholder, and $0.8 million paid to third parties for legal and other services and a grant of 215,044 shares of Common Stock issued as compensation to an investment bank acting as financial advisor valued at approximately $2.8 million, based upon a price of $13 per share. These costs are being amortized to expense over the life of the new loans.

We capitalized an additional $0.8 million related to our June 28, 2012 amendment to the Agreement, which included $0.2 million of agent fees paid to an entity associated with our majority stockholders, and $0.04 million paid to third parties for legal and other services. Debt issuance costs are being amortized to interest expense over the life of the new loans. Accumulated amortization of debt issuance costs amounted to $0.6 million at September 30, 2012.

Debt extinguishment costs of $3.7 million were expensed, including $3.3 million of fees paid to lenders, and $0.3 million of unamortized debt issuance costs associated with the old credit facility.

6.	Commitments under Operating Leases

We lease office facilities and certain equipment. In January 2012, we renewed two of our facilities leases and entered into a new lease agreement for approximately 6,000 square feet in Livermore, California.

Future minimum rental commitments under non-cancelable leases as of September 30, 2012 are as follows (in thousands):

Year Ending December 31,	Amount
Remainder of 2012	$413
2013	1,620
2014	1,643
2015	1,272
2016	838
Thereafter	628

Total	$6,414

Lease expense was $0.5 million and $1.5 million respectively, for the three and nine months ended September 30, 2011, and $0.6 million and $1.9 million for the three and nine months ended September 30, 2012, respectively.

7.	Capital Stock

(a)	Redemption of Series A Preferred Stock

On March 19, 2012, we recapitalized. As part of the recapitalization, 3,897,000 shares of Series A Convertible Preferred Stock were converted into conversion units, which consisted of one share of Series B Preferred Stock and one share of Common Stock. The Series B Preferred shares plus accrued dividends were redeemed for cash of $44 million, and 3,897,000 shares of Common Stock were issued to the holders of the redeemed Series A Convertible Preferred Stock.

In June 2012, the remaining 1,399,000 shares of Series A Convertible Preferred Stock were converted into conversion units of one share of Series B Preferred Stock and one share of Common Stock. The shares Series B Preferred Stock plus accrued dividends were redeemed for cash of $16.3 million and 1,399,000 shares of Common Stock were issued to the holders of the redeemed Series A Convertible Preferred Stock.

(b)	Issuance of Shares of Common Stock as Compensation

As part of the March 19, 2012 recapitalization, the Company issued to its financial advisor as compensation in connection with the debt portion of the recapitalization 215,044 shares of Common Stock valued at approximately $2.8 million based upon a price of $13 per share. This amount represents debt issuance costs and is being amortized to expense over the 5 to 6 year life of the loans described in Note 5.

(c)	Initial Public Offering

In August 2012, we completed our initial public offering (IPO) in which we issued and sold 1,924,000 shares of Common Stock at a public offering price of $9.00 per share. We received net proceeds of $12.8 million after deducting underwriter discounts and commissions of $1.0 million and other offering expenses of approximately $3.4 million. In addition, a financial advisor to the Company was paid $0.9 million through the issuance of 103,500 shares of Common Stock valued at $9.00 per share.

8.	Stock-based Compensation

Total stock-based compensation expense charged as salaries and benefits expense in the consolidated statements of operations was $0.03 million and $0.08 million, respectively, for the three and nine months ended September 30, 2011 and $0.8 million and $0.9 million, respectively for the three and nine months ended September 30, 2012.

Options have been granted, exercised, and canceled as follows:

	Outstanding Options	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Life
Outstanding at December 31, 2011	5,664,750	$0.80	5.2
Granted	2,464,109	10.40
Forfeited	(2,700)	1.31
Exercised	(213,440)	0.64

Outstanding at September 30, 2012	7,912,719	$3.79	6.1

Exercisable at September 30, 2012	4,791,943	$0.61	4.0

The Company’s board of directors and stockholders approved the 2012 Stock Incentive Plan, or the 2012 Plan, in July 2012. The 2012 Plan became effective immediately prior to the Company’s August 9, 2012 effective date, and will expire on July 19, 2022, unless extended by approval of the Company’s board of directors and stockholders. The 2012 Plan provides for the granting of incentive stock options within the meaning of Section 422 of the Code to employees and the granting of nonstatutory stock options, restricted stock, stock appreciation rights, stock unit awards and cash-based awards to employees, non-employee directors and consultants. The Company has reserved 4,300,000 shares of common stock under the 2012 Plan.

On August 10, 2012, the Company’s board of directors awarded a total of 2,364,000 options to employees. We estimated the fair value of the August 10, 2012 grant to be $11.4 million using a Black-Scholes option pricing model, and the following assumptions:

Expected dividend yield	—
Risk-free interest rate	1.01%
Expected volatility	48.3%
Expected life	6.5

The estimated value of the August 10, 2012 grant is being amortized to salaries and benefits expense over a five year period.

9.	Income Taxes

Our effective income tax rate changed slightly from 40.0% for the nine months ended September 30, 2011 to 40.8% for the nine months ended September 30, 2012.

We file income tax returns with the U.S. federal government and various state jurisdictions. We are no longer subject to U.S. federal income tax examinations for years before 2008. We operate in a number of state and local jurisdictions, most of which have never audited our records. Accordingly, we are subject to state and local income tax examinations based upon the various statutes of limitations in each jurisdiction. We are currently being examined by the IRS and California.

10.	Earnings per Share

Basic income per share is calculated by dividing net income available to holders of Common Stock by the sum of the weighted average number of shares of Common Stock outstanding during the period plus the weighted average number of shares of Series A Convertible Preferred Stock outstanding during the period. The shares of Series A Convertible Preferred Stock are included in the basic denominator because they can be converted into shares of Common Stock for no cash consideration, and are thus considered outstanding shares of Common Stock in computing basic earnings per share. Diluted income per share is calculated by dividing net income available to common shareholders by the weighted average number of shares of Common Stock and dilutive common share equivalents outstanding during the period. Common share equivalents consist of stock options and restricted stock units. The Company excluded from the calculation of diluted earnings per share for the three months and nine months ended September 30, 2012 options to purchase 2,364,000 shares whose combined exercise price, unamortized fair value and excess tax benefits were greater in each of those periods than the average price for the Company’s common stock because their effect would be anti-dilutive.

The following table reconciles the basic to diluted weighted average shares outstanding using the treasury stock method (shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Weighted average shares outstanding - basic	42,962	44,337	42,962	43,519
Diluted effect of stock options	2,062	3,474	1,684	3,645

Weighted average shares outstanding - diluted	45,024	47,811	44,646	47,164

11.	Related Party Transactions

Our notes payable, both before and after the recapitalization of March 19, 2012, are held by a number of lenders, some of whom also invested in our stock. As a result, these entities are considered related parties. Interest expense under these arrangements totaled $3.4 million and $10.2 million for the three and nine months ended September 30, 2011, respectively, and $3.1 million and $9.2 million for the three and nine months ended September 30, 2012, respectively, and debt extinguishment expense associated with the recapitalization totaled $3.7 million for the nine months ended September 30, 2012.

In an agreement dated April 13, 2012, the Company and an affiliate of Parthenon Capital Partners terminated an existing advisory services agreement, which called for quarterly payments of $0.1 million. As part of the April 13, 2012 termination agreement, the Company agreed to pay Parthenon Capital $1.3 million in equal quarterly installments of $0.1 million beginning in April 2012, provided that the remaining balance will become due and payable immediately upon the closing of an IPO or the sale of the Company. The Company paid two quarterly installments of $0.1 million and paid the remaining balance of $1.1 million on August 15, 2012, the date the IPO closed. The Company accrued expense of $1.3 million in the second quarter of 2012 to account for the termination agreement. In addition, the agreement specifies that the affiliate will be due a fee equal to 1% of the aggregate gross proceeds of an IPO offering or 1% of the aggregate consideration paid in connection with the sale of the Company, as applicable. The Company expensed and paid $0.9 million to Parthenon Capital Partners in August 2012 upon successful closing of the IPO.

12.	Subsequent Events

We have evaluated subsequent events through the date these consolidated financial statements were issued and there are no other events that have occurred that would require adjustments or disclosure to our consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion in conjunction with our condensed consolidated financial statements (unaudited) and related notes included elsewhere in this report. This report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” under Item 1A of Part II of this report. In light of these risks, uncertainties and assumptions, the forward-looking events and trends discussed in this report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Forward-looking statements include, but are not limited to, statements about: our opportunities and expectations for growth in the student lending, healthcare and other markets; anticipated trends and challenges in our business and competition in the markets in which we operate; our client relationships and future growth opportunities; the adaptability of our technology platform to new markets and processes; our ability to invest in and utilize our data and analytics capabilities to expand our capabilities; our belief that we benefit from a significant degree of revenue visibility; our growth strategy of expanding in our existing markets and considering strategic alliances or acquisitions; our ability to meet our liquidity and working capital needs; maintaining, protecting and enhancing our intellectual property; our expectations regarding future expenses; expected future financial performance; and our ability to comply with and adapt to industry regulations and compliance demands. The forward-looking statements in this report speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

Overview

We provide technology-enabled recovery and related analytics services in the United States. Our services help identify and recover delinquent or defaulted assets and improper payments for both government and private clients in a broad range of markets. Our clients typically operate in complex and regulated environments and outsource their recovery needs in order to reduce losses on billions of dollars of defaulted student loans, improper healthcare payments and delinquent state tax and federal treasury and other receivables. We generally provide our services on an outsourced basis, where we handle many or all aspects of our clients’ recovery processes.

Our revenue model is generally success-based as we earn fees on the aggregate amount of funds that we enable our clients to recover. Our services do not require any significant upfront investments by our clients and offer our clients the opportunity to recover significant funds otherwise lost. Because our model is based upon the success of our efforts and the dollars we enable our clients to recover, our business objectives are aligned with those of our clients and we are generally not reliant on their spending budgets. Furthermore, our business model does not require significant capital expenditures and we do not purchase loans or obligations. We believe we benefit from a significant degree of revenue visibility due to predictable recovery outcomes in a substantial portion of our business.

Recent Developments

On November 13, 2012, we announced that we received notification that, due to the effects of Hurricane Sandy, we must temporarily suspend certain Medicare audit and recovery activities in three of the twelve states where we are the prime Medicare audit contractor. We will be unable to submit requests for medical records from healthcare providers in the states of New York, New Jersey and Connecticut and will not be permitted to submit claims to providers in these states for at least 30 days. Providers located within designated Federal disaster areas will receive this relief for a period of at least 60 days. We do not believe the temporary suspension of audit and recovery activities will have a material impact on our expected fourth quarter and 2012 full year results due to our understanding that claims made prior to November 7, 2012 will continue to be processed. However, we also expect that there may be a delay in the recognition of some revenues that would have otherwise been recorded during the first quarter of 2013.

This report corrects an error in our earnings press release dated on November 5, 2012 with respect to the number of diluted common shares outstanding for the three months and nine months ended September 30, 2012. The actual number of diluted common shares for the three months and nine months ended September 30, 2012 are 47,811 thousand and 47,164 thousand, respectively rather than 48,674 thousand and 47,133 thousand, respectively. This error did not impact any other amounts in the unaudited consolidated financial statements reported in the earnings press release.

Sources of Revenues

We derive our revenues from services for clients in a variety of different markets. These markets include our two largest markets, student lending and healthcare, as well as our other markets which include but are not limited to delinquent state taxes and federal Treasury and other receivables.

	Year Ended December 31,			Nine Months Ended September 30,
	2009	2010	2011	2011	2012
	(in thousands)
Student Lending	$84,056	$103,672	$122,253	$91,578	$98,232
Healthcare	—	1,821	21,549	14,406	39,093
Other	25,776	18,026	19,172	14,349	16,774

Total Revenues	$109,832	$123,519	$162,974	$120,333	$154,099

Student Lending

We derive the majority of our revenues from the recovery of student loans. These revenues are contract-based and consist primarily of contingency fees based on a specified percentage of the amount we enable our clients to recover. Our contingency fee percentage for a particular recovery depends on the type of recovery facilitated. We also receive incremental performance incentives based upon our performance as compared to other contractors with the Department of Education, which are comprised of additional inventory allocation volumes and incentive fees.

We believe the size and the composition of our student loan inventory at any point provides us with a significant degree of revenue visibility for our student loan revenues. Based on data compiled from over two decades of experience with the recovery of defaulted student loans, at the time we receive a placement of student loans, we are able to make a reasonably accurate estimate of the recovery outcomes likely to be derived from such placement and the revenues we are likely able to generate based on the anticipated recovery outcomes.

There are five potential outcomes to the student loan recovery process from which we generate revenues. These outcomes include: full repayment, recurring payments, rehabilitation, loan restructuring and wage garnishment. Of these five potential outcomes, our ability to rehabilitate defaulted student loans is the most significant component of our revenues in this market. Generally, a loan is considered successfully rehabilitated after the student loan borrower has made nine consecutive qualifying monthly payments and our client has notified us that it is recalling the loan. Once we have structured and implemented a repayment program for a defaulted borrower, we (i) earn a percentage of each periodic payment collected up to and including the final periodic payment prior to the loan being considered “rehabilitated” by our clients, and (ii) if the loan is “rehabilitated,” then we are paid a one-time percentage of the total amount of the remaining unpaid balance. The fees we are paid vary by recovery outcome as well as by contract. For non-government-supported student loans we are generally only paid contingency fees on two outcomes: full repayment or recurring repayments. The table below describes our typical fee structure for each of these five outcomes.

Student Loan Recovery Outcomes

	Full Repayment		Recurring Payments		Rehabilitation		Loan Restructuring		Wage Garnishment
•	Repayment in full of the loan	•	Regular structured payments, typically according to a renegotiated payment plan	•	After a defaulted borrower has made nine consecutive recurring payments, the loan is eligible for rehabilitation	•	Restructure and consolidate a number of outstanding loans into a single loan, typically with one monthly payment and an extended maturity	•	If we are unable to obtain voluntary repayment, payments may be obtained through wage garnishment after certain administrative requirements are met
•	We are paid a percentage of the full payment that is made	•	We are paid a percentage of each payment	•	We are paid based on a percentage of the overall value of the rehabilitated loan	•	We are paid based on a percentage of overall value of the restructured loan	•	We are paid a percentage of each payment

For certain guaranty agency, or GA, clients, we have entered into Master Service Agreements, or MSAs. Under these agreements, clients provide their entire inventory of outsourced loans or receivables to us for recovery on an exclusive basis, rather than just a portion, as with traditional contracts that are split among various service providers. In certain circumstances, we engage subcontractors to assist in the recovery of a portion of the client’s portfolio. We also receive success fees for the recovery of loans under MSAs and our revenues under MSA arrangements include fees earned by the activities of our subcontractors. As of September 30, 2012, we had four MSA clients in the student loan market.

Healthcare

We derive revenues from the healthcare market primarily from our Recovery Audit Contractor, or RAC, contract, under which we are the prime contractor responsible for detecting improperly paid Part A and Part B Medicare claims in 12 states in the Northeastern United States. Revenues earned under the RAC contract are driven by the identification of improperly paid Medicare claims through both automated and manual review of such claims. We are paid contingency fees by the Centers for Medicare and Medicaid Services, or CMS, based on a percentage of the dollar amount of claims recovered by CMS as a result of our efforts. We recognize revenue when the provider pays CMS or incurs an offset against future Medicare claims. The revenues we recognize are net of our estimate of claims that will be overturned by appeal following payment by the provider.

To accelerate our ability to provide Medicare audit and recovery services across our region following our award of the RAC contract, we outsourced certain aspects of our healthcare recovery process to three different subcontractors. Two of these subcontractors provide a specific service to us in connection with our claims recovery process, and one subcontractor is engaged to provide all of the audit and recovery services for claims within a portion of our region. According to CMS, the geographic area allocated to this subcontractor represented approximately 17% of the total Medicare spending in our region in 2009. We recognize all of the revenues generated by the claims recovered through these subcontractor relationships, and we recognize the fees that we pay to these subcontractors in our expenses.

Other

We also derive revenues from the recovery of delinquent state taxes, and federal Treasury and other receivables, default aversion services for certain clients including financial institutions and the licensing of hosted technology solutions to certain clients. For our hosted technology services, we license our system and integrate our technology into our clients’ operations, for which we are paid a licensing fee. Our revenues for these services include contingency fees, fees based on dedicated headcount to our clients and hosted technology licensing fees.

Operating Metrics

We monitor a number of operating metrics in order to evaluate our business and make decisions regarding our corporate strategy. These key metrics include Placement Volume, Placement Revenue as a Percentage of Placement Volume, Net Claim Recovery Volume and Claim Recovery Fee Rate.

	Year Ended December 31,			Nine Months Ended September 30,
	2009	2010	2011	2011	2012
	(dollars in thousands)
Student Lending:
Placement Volume	$4,920,506	$5,294,971	$6,241,483	$4,747,518	$3,600,495
Placement Revenue as a percentage of Placement Volume	1.71%	1.96%	1.96%	1.93%	2.73%

Healthcare:
Net Claim Recovery Volume	$—	$15,494	$188,573	$125,689	$343,794
Claim Recovery Fee Rate	—	11.76%	11.43%	11.46%	11.37%

Placement Volume. Our Placement Volume represents the dollar volume of defaulted student loans first placed with us during the specified period by public and private clients for recovery. Placement Volume allows us to measure and track trends in the amount of inventory our clients in the student lending market are placing with us during any period. The revenues associated with the recovery of a portion of these loans may be recognized in subsequent accounting periods, which assists management in estimating future revenues and in allocating resources necessary to address current Placement Volumes.

Placement Revenue as a Percentage of Placement Volume. Placement Revenue as a Percentage of Placement Volume is calculated by dividing revenues recognized during the specified period by Placement Volume first placed with us during that same period. This metric is subject to some level of variation from period to period based upon certain timing differences including, but not limited to, the timing of placements received by us within a period and the fact that a significant portion of revenues recognized in a current period is often generated from the Placement Volume received in prior periods. However, we believe that this metric provides a useful indication of the revenues we are generating from Placement Volumes on an ongoing basis and provides management with an indication of the relative efficiency of our recovery operations from period to period.

Net Claim Recovery Volume. Our Net Claim Recovery Volume measures the dollar volume of improper Medicare claims that we have recovered for CMS during the applicable period net of any amount that we have reserved to cover appeals by healthcare providers. We are paid recovery fees as a percentage of this recovered claim volume. We calculate this metric by dividing our claim recovery revenues by our Claim Recovery Fee Rate. This metric shows trends in the volume of improper payments within our region and allows management to measure our success in finding these improper payments, over time.

Claim Recovery Fee Rate. Our Claim Recovery Fee Rate represents the weighted-average percentage of our fees compared to amounts recovered by CMS. This percentage primarily depends on the method of recovery and, in some cases, the type of improper payment that we identify. This metric helps management measure the amount of revenues we generate from Net Claim Recovery Volume.

Costs and Expenses

We generally report two categories of operating expenses: salaries and benefits and other operating expense. Salaries and benefits expenses consist primarily of salaries and performance incentives paid and benefits provided to our employees. Other operating expense includes expenses related to our use of subcontractors, other production related expenses, including costs associated with data processing, retrieval of medical records, printing and mailing services, amortization and other outside services, as well as general corporate and administrative expenses. In addition to our main components of operating expenses, in 2011 we incurred a $13.4 million impairment expense to write off the carrying amount of the trade name intangible asset due to our plan to retire our Diversified Collection Services, Inc. trade name, which we report as impairment of trade name. We expect a significant portion of our expenses to increase as we grow our business. However, we expect certain expenses, including our corporate and general administrative expenses, to grow at a slower rate than our revenues. As a result, and over the long term, we expect our overall expenses to modestly decline as a percentage of revenues.

We also expect to incur additional professional fees and other expenses resulting from future expansion and the compliance requirements of operating as a public company, including increased audit and legal expenses, investor relations expenses, increased insurance expenses, particularly for directors’ and officers’ liability insurance, and the costs of complying with Section 404 of the Sarbanes-Oxley Act. While these costs may initially increase as a percentage of our revenues, we expect that in the future these expenses will increase at a slower rate than our overall business volume, and that they will eventually represent a smaller percentage of our revenues.

Factors Affecting Our Operating Results

Our results of operations are influenced by a number of factors, including allocation of placement volume, claim recovery volume, contingency fees, regulatory matters, effects of client concentration and macroeconomic factors.

Allocation of Placement Volume

Our clients have the right to unilaterally set and increase or reduce the volume of defaulted student loans or other receivables that we service at any given time. In addition, many of our recovery contracts for student loans and other receivables are not exclusive, with our clients retaining multiple service providers to service portions of their portfolios. Accordingly, the number of delinquent student loans or other receivables that are placed with us may vary from time to time, which may have a significant effect on the amount and timing of our revenues. We believe the major factors that influence the number of placements we receive from our clients in the student loan market include our performance under our existing contracts and our ability to perform well against competitors for a particular client. To the extent that we perform well under our existing contracts and differentiate our services from those of our competitors, we may receive a relatively greater number of placements under these existing contracts and may improve our ability to obtain future contracts from these clients and other potential clients. Further, delays in placement volume, as well as acceleration of placement volume, from any of our large clients may cause our revenues and operating results to vary from quarter to quarter.

Typically we are able to anticipate with reasonable accuracy the timing and volume of placements of defaulted student loans and other receivables based on historical patterns and regular communication with our clients. Occasionally, however, placements are delayed due to factors outside of our control. For example, a technology system upgrade at the Department of Education, which began in September 2011, has significantly decreased the volume of student loan placements by the Department of Education to all recovery vendors, including us, since that time. As a result, the dollar amount of placements that we received from the Department of Education in the nine months ended September 30, 2012 was 45% lower than in the comparable nine months ended September 30, 2011. While it is expected that we and the other Department of Education recovery vendors will receive substantially larger than normal placements once this situation is resolved, the large majority of the revenues from these placements will be delayed because we do not begin to earn rehabilitation revenues from a given placement until at least nine months after receipt of the placement. In addition, since September 2011, the Department of Education has not been able to process a portion of rehabilitated student loans and accordingly we have not been able to recognize a significant amount of the revenues associated with rehabilitation of loans for this client. However, the Department of Education has continued to pay us based on invoices submitted and we have recorded these cash receipts as deferred revenues on our balance sheet. This has led to deferred revenues of $2.5 million as of September 30, 2012. The Department of Education started processing a portion of rehabilitated student loans beginning in April 2012, and we recognized $2.8 million in deferred revenues during the three months ended September 30, 2012 related to loans that were rehabilitated during the current and prior periods.

The amount of placement volume that we receive is also dependent on the client relationships that we maintain. We analyze the profitability of each of our student lending clients, and sometimes determine that our resources servicing a specific client should be allocated elsewhere. As a result of this process, we decided to terminate an unprofitable contract with a commercial bank, which we do not expect will have a significant effect on revenues or net income in future periods. Our decision to terminate this contract, together with the decrease in placements from the Department of Education, as discussed above, account for substantially all of the 24% decrease in Placement Volume in the nine months ended September 30, 2012 compared to the prior year period.

Claim Recovery Volume

While we are entitled to review Medicare records for all Part A and Part B claims in our region, we are not permitted to identify an improper claim unless that particular type of claim has been pre-approved by CMS to ensure compliance with applicable Medicare payment policies, as well as national and local coverage determinations. The growth of our revenues is determined primarily by the aggregate volume of Medicare claims in our region and our ability to identify improper payments within these claims. However, the long-term growth of these revenues will also be affected by the scope of the issues pre-approved by CMS.

Further, our claim recovery volume is currently impacted by a system adjustment that is being implemented by CMS for its Periodic Interim Payment providers, or PIP providers. PIP providers are reimbursed for Medicare claims through different processes than other healthcare providers, and CMS is in the process of making certain system adjustments in order to allow these claims to be processed. Prior to April 2012, we were not permitted to audit Medicare claims for these PIP providers, which we estimated to account for approximately 20% of Medicare claims in our region. Since April 2012, we have identified improper payments to PIP providers, but these payments have not yet been processed by CMS. As a result, we have not recognized any revenues from identified improper payments to PIP providers, but we have incurred expenses related to these claims. We estimate that this delayed our recognition of more than $2 million in revenues in the three months ended September 30, 2012. CMS remains in the process of implementing the necessary changes to its systems that would allow these claims to be processed. While we believe that this delay in processing is temporary, we are uncertain of when processing will begin and the failure of CMS to process these claims will adversely affect our revenues until this is resolved.

Contingency Fees

Our revenues consist primarily of contract-based contingency fees. The contingency fee percentages that we earn are set by our clients or agreed upon during the bid process, and may change from time to time either under the terms of existing contracts or pursuant to the terms of contract renewals. For example, we have been advised that our contractual arrangement with the Department of Education may be modified as a result of the Department of Education’s decision to have its recovery vendors promote income based repayment, or IBR, to defaulted student loans. The IBR program provides flexibility on the required monthly payment for student loan borrowers at an amount intended to be affordable based on a borrower’s income and family size. As a result of the increased application of the IBR program to defaulted student loans, we expect that there will be an increase in the number of loans that become eligible for rehabilitation because more defaulted student loan borrowers will be able to make qualifying payments. In this connection, we have been advised that the Department of Education may make certain changes to its contractual arrangements with its recovery vendors, although the nature of the changes remains uncertain. Any changes in the contingency fee percentages or other compensation terms that we are paid under existing and future contracts could have a significant impact on our revenues.

Regulatory Matters

Each of the markets which we serve is highly regulated. Accordingly, changes in regulations that affect the types of loans, receivables and claims that we are able to service or the manner in which any such delinquent loans, receivables and claims can be recovered will affect our revenues and results of operations. For example, the passage of the Student Aid and Fiscal Responsibility Act, or SAFRA, in 2010 had the effect of transferring the origination of all government-supported student loans to the Department of Education, thereby ending all student loan originations guaranteed by the GAs. Loans guaranteed by the GAs represented approximately 70% of government-supported student loans originated in 2009. While the GAs will continue to service existing outstanding student loans for years to come, this legislation will over time shift the portfolio of student loans that we manage toward the Department of Education, and further concentrate our sources of revenues and increase our reliance on our relationship with the Department of Education. In addition, our entry into the healthcare market was facilitated by passage of the Tax Relief and Health Care Act of 2006, which mandated CMS to contract with private firms to audit Medicare claims in an effort to increase the recovery of improper Medicare payments. Any changes to the regulations that affect the student loan industry or the recovery of defaulted student loans or the Medicare program generally or the audit and recovery of Medicare claims could have a significant impact on our revenues and results of operations.

Client Concentration

Our revenues from the student loan market depend on our ability to maintain our contracts with some of the largest providers of student loans. In 2011, four providers of student loans each accounted for more than 10% of our revenues during such period and they collectively accounted for 61% of our total revenues during this period. Our contracts with these clients entitle them to unilaterally terminate their contractual relationship with us at any time without penalty. If we lose one of our significant clients, including if one of our significant clients is consolidated by an entity that does not use our services, if the terms of compensation for our services change or if there is a reduction in the level of placements provided by any of these clients, our revenues could decline.

Our contract with CMS for the recovery of improper Medicare payments began generating significant revenues during 2011 and represented 25% of our total revenues in the three months ended September 30, 2012. This contract expires in 2014 and we expect that CMS will issue a request for proposals for the new RAC contract prior to December 31, 2012. We expect that this process will be competitive, and we believe that CMS will announce the award of new RAC contracts in early 2013. While we believe our performance under the existing agreement and the experience we have gained in performing this contract position us well to renew the agreement, failure to renew the agreement or renewal on substantially less favorable terms could significantly harm our revenues and results of operations.

Macroeconomic Factors

Certain macroeconomic factors influence our business and results of operations. These include the increasing volume of student loan originations in the U.S. as a result of increased tuition costs and student enrollment, the default rate of student loan borrowers, the growth in Medicare expenditures resulting from increasing healthcare costs, as well as the fiscal budget tightening of federal, state and local governments as a result of general economic weakness and lower tax revenues.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period-to-period. Accordingly, actual results could differ significantly from the estimates made by our management. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Revenue Recognition

The majority of our contracts are contingency fee based. We recognize revenues on these contingency fee based contracts when third-party payors remit payments to our clients or remit payments to us on behalf of our clients, and, consequently, the contingency is deemed to have been satisfied. Under our RAC contract with CMS, we recognize revenues when the healthcare provider has paid CMS for a given claim or incurs an offset against future Medicare claims. Providers have the right to appeal a claim and may pursue additional appeals if the initial appeal is found in favor of CMS. We accrue an estimated liability for appeals based on the amount of commissions received which are subject to appeal and which we estimate may be returned to providers following successful appeal. This estimated liability for appeals is an offset to revenues on our income statement. Our estimates are based on our historical experience with appeals activity under our CMS contract since January 2010. During the three months ended September 30, 2012, we reserved an amount equal to 15% of gross revenues from our CMS contract, and for the nine months ended September 30, 2012, we reserved an amount equal to 13% of gross revenues from our CMS contract. We have increased our estimated liability for appeal in 2012 due to recent trends in our historical data related to the likelihood of successful appeals. Commencing on December 31, 2011, we established a separate line item in the current liabilities section of our balance sheet entitled “Estimated liability for appeals” to reflect our estimate of this liability. The $3.7 million balance as of September 30, 2012, represents our best estimate of the probable amount of losses related to appeals of claims for which commissions were previously collected and recognized as revenues. We estimate that it is reasonably possible that we could be required to pay up to an additional approximately $1.5 million as a result of potentially successful appeals. To the extent that required payments by us related to successful appeals exceed the amount accrued, revenues in the applicable period would be reduced by the amount of the excess. We similarly accrue an allowance against accounts receivable related to commissions yet to be collected, based on the same estimates used to establish the estimated liability for appeals of commissions received. Our inability to correctly estimate the estimated liabilities and allowance against accounts receivable could adversely affect our revenues in future periods.

Goodwill

We periodically review the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether an impairment may exist. GAAP requires that goodwill and certain intangible assets not subject to amortization be assessed annually for impairment using fair value measurement techniques.

Specifically, goodwill impairment is determined using a two-step test. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its book value, including goodwill. If the fair value of the reporting unit exceeds its book value, goodwill is considered not impaired and the second step of the impairment test is unnecessary. If the book value of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the book value of that goodwill. If the book value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. In September 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. The ASU permits early adoption, and based on our qualitative assessment we concluded that we are not required to perform the two-step impairment test at December 31, 2011.

Impairments of Depreciable Intangible Assets

We evaluate depreciable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Depreciable intangible assets consist of client contracts and related relationships, and are being amortized over their estimated useful life, which is generally 20 years. We evaluate the client contracts intangible at the individual contract level. The recoverability of such assets is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There was no impairment expense for depreciable intangible assets in 2010 or 2011. In 2009, an impairment charge of $2.6 million was recognized to account for our decision to discontinue a relationship with a client.

Results of Operations

Three Months Ended September 30, 2011 compared to the Three Months Ended September 30, 2012

The following table represents our historical operating results for the periods presented:

	Three Months Ended September 30,
	2011	2012
	(in thousands)
Consolidated Statement of Operations Data:
Revenues	$42,009	$53,400
Operating expenses:
Salaries and benefits	16,456	21,003
Other operating expense	13,613	18,240

Total operating expenses	30,069	39,243

Income from operations	11,940	14,157
Interest expense	(3,366)	(3,175)
Interest income	31	2

Income before provision for income taxes	8,605	10,984
Provision for income taxes	3,439	4,601

Net income	$5,166	$6,383

Accrual for preferred stock dividends	1,660	—
Net income available to common shareholders	$3,506	$6,383

Revenues

Total revenues were $53.4 million for the three months ended September 30, 2012, an increase of $11.4 million or 27.1%, compared to total revenues of $42.0 million for the three months ended September 30, 2011. This increase in revenues is primarily due to an increase of $8.4 million in revenues received from CMS under our RAC contract as a result of higher claim recovery volumes and an increase of $2.0 million generated from a new default-aversion service contract in the other markets that we serve. Revenues from student lending increased by 2.5% during the quarter to $33.0 million from $32.2 million in the prior year period.

Salaries and Benefits

Salaries and benefits expense was $21.0 million for the three months ended September 30, 2012, an increase of $4.5 million, or 27.6%, compared to salaries and benefits expense of $16.4 million for the three months ended September 30, 2011. This increase is primarily due to hiring of new employees to provide services under our RAC contract with CMS, an increase in expenses associated with the engagement of additional software engineers to assist in the integration of a newly acquired software license and an increase in expenses associated with the hiring of additional administrative employees.

Other Operating Expense

Other operating expense was $18.2 million for the three months ended September 30, 2012, an increase of $4.6 million, or 34.0%, compared to other operating expense of $13.6 million for the three months ended September 30, 2011. This increase is primarily due to (i) an additional $2.8 million of subcontractor fees incurred in connection with increased services provided under the RAC contract and MSA contracts and (ii) $0.9 million paid to an affiliate of Parthenon Capital Partners (such entity and its affiliates individually and collectively referred to as “Parthenon Capital Partners”) at the closing of our initial public offering in connection with the termination of an advisory services agreement. In addition, we incurred $0.3 million in additional payments to healthcare providers for the retrieval of medical records in accordance with the RAC contract due to an increase in the amount of Medicare claims we audited during the three months ended September 30, 2012. Payments to healthcare providers for the retrieval of medical records are incurred in the ordinary course of business under the RAC contract in order to complete our audit process and are directly correlated to the amount of Medicare claims we audit. We expect these payments for the retrieval of medical records to increase over time as the amount of Medicare claims we audit under the RAC contract increases.

Income from Operations

As a result of the factors described above, income from operations was $14.2 million for the three months ended September 30, 2012, compared to $12.0 million for the three months ended September 30, 2011, representing an increase of $2.2 million, or 18.6%.

Interest Expense

Interest expense was $3.2 million for the three months ended September 30, 2012 compared to $3.4 million for the three months ended September 30, 2011, representing a decrease of 5.7% due to lower interest rates under the new credit agreement as compared to the interest rates under our old credit agreement.

Income Taxes

Income tax expense was $4.6 million for the three months ended September 30, 2012 compared to $3.4 million for the three months ended September 30, 2011, representing an increase of 38.8% consistent with the increase in income before provision for income taxes. Our effective income tax increased to 41.9% for the three months ended September 30, 2012 from 40.0% for the three months ended September 30, 2011.

Net Income

As a result of the factors described above, net income was $6.4 million for the three months ended September 30, 2012, which represented an increase of $1.2 million compared to net income of $5.2 million for the three months ended September 30, 2011.

Nine Months Ended September 30, 2011 compared to the Nine Months Ended September, 2012

The following table represents our historical operating results for the periods presented:

	Nine Months Ended September 30,
	2011	2012
	(in thousands)
Consolidated Statement of Operations Data:
Revenues	$120,333	$154,099
Operating expenses:
Salaries and benefits	50,437	59,426
Other operating expense	35,193	53,053

Total operating expenses	85,630	112,479

Income from operations	34,703	41,620
Debt extinguishment costs	—	(3,679)
Interest expense	(10,213)	(9,329)
Interest income	94	64

Income before provision for income taxes	24,584	28,676
Provision for income taxes	9,839	11,698

Net income	$14,745	$16,978

Accrual for preferred stock dividends	4,785	2,038
Net income available to common shareholders	$9,960	$14,940

Revenues

Total revenues were $154.1 million for the nine months ended September 30, 2012, an increase of $33.8 million, or 28.1%, compared to total revenues of $120.3 million for the nine months ended September 30, 2011. This increase in revenues is primarily due to an increase of $24.7 million in revenues received from CMS under our RAC contract as a result of higher claim recovery volumes and an increase of $2.5 million generated from a new default-aversion service contract in the other markets we serve. Revenues from student lending increased by $ 6.4 million, or 6.9%, to $98.2 million from $91.8 million in the comparable prior year period.

Salaries and Benefits

Salaries and benefits expense was $59.4 million for the nine months ended September 30, 2012, an increase of $9.0 million, or 17.8%, compared to salaries and benefits expense of $50.4 million for the nine months ended September 30, 2011. This increase is primarily due to hiring of new employees to provide services under our RAC contract with CMS, an increase in expenses associated with the engagement of additional software engineers to assist in the integration of a newly acquired software license and an increase in expenses associated with the hiring of additional administrative employees.

Other Operating Expense

Other operating expense was $53.0 million for the nine months ended September 30, 2012, an increase of $17.9 million, or 51.0%, compared to other operating expense of $35.2 million for the nine months ended September 30, 2011. This increase is primarily due to (i) an additional $9.6 million of subcontractor fees incurred in connection with increased services provided under the RAC contract and MSA contracts and (ii) a $1.3 million expense incurred as the result of the termination of an advisory services agreement with Parthenon Capital Partners, and an additional $0.9 million paid to Parthenon Capital Partners at the closing of our initial public offering also as a result of the termination of the advisory services agreement. In addition, the Company incurred an increase of $1.6 million in payments to healthcare providers for the retrieval of medical records in accordance with the RAC contract due to an increase in the amount of Medicare claims we audited during the nine months ended September 30, 2012.

Income from Operations

As a result of the factors described above, income from operations was $41.6 million for the nine months ended September 30, 2012, compared to $34.7 million for the nine months ended September 30, 2011, representing an increase of $6.9 million, or 20.0%.

Debt Extinguishment Costs

As a result of the entry into our new credit facility and the repayment of all amounts owed under our then existing credit facility in March 2012, we incurred debt extinguishment costs of $3.7 million, comprised of approximately $3.3 million in fees paid to the lenders in connection with our new credit facility and approximately $0.3 million of unamortized debt issuance costs associated with our old credit facility.

Interest Expense

Interest expense was $9.3 million for the nine months ended September 30, 2012 compared to $10.2 million for the nine months ended September 30, 2011 representing a decrease of 8.7% due to lower interest rates under the new credit agreement as compared to the interest rates under our old credit agreement.

Income Taxes

Income tax expense was $11.7 million for the nine months ended September 30, 2012 compared to $9.8 million for the nine months ended September 30, 2011 representing an increase of 18.9% consistent with the increase in income before provision for income taxes. Our effective income tax increased to 40.8% for the nine months ended September 30, 2012 from 40.0% for the nine months ended September 30, 2011.

Net Income

As a result of the factors described above, net income was $17.0 million for the nine months ended September 30, 2012, which represented an increase of $2.2 million compared to net income of $14.7 million for the nine months ended September 30, 2011. Excluding the debt extinguishment costs incurred in March 2012, net income would have been $20.7 million for the nine months ended September 30, 2012.

Adjusted EBITDA and Adjusted Net Income

To provide investors with additional information regarding our financial results, we have disclosed in the table below and in this report adjusted EBITDA and adjusted net income, both of which are non-GAAP financial measures. We have provided a reconciliation below of adjusted EBITDA to net income and adjusted net income to net income, the most directly comparable GAAP financial measure to these non-GAAP financial measures.

We have included adjusted EBITDA and adjusted net income in this report because they are key measures used by our management and board of directors to understand and evaluate our core operating performance and trends and to prepare and approve our annual budget. Accordingly, we believe that adjusted EBITDA and adjusted net income provide useful information to investors and analysts in understanding and evaluating our operating results in the same manner as our management and board of directors.

Our use of adjusted EBITDA and adjusted net income has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•

although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

•	adjusted EBITDA does not reflect interest expense on our indebtedness;

•	adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	adjusted EBITDA does not reflect tax payments;

•	adjusted EBITDA and adjusted net income do not reflect the potentially dilutive impact of equity-based compensation;

•	adjusted EBITDA and adjusted net income do not reflect the impact of certain non-operating expenses resulting from matters we do not consider to be indicative of our core operating performance; and

•	other companies may calculate adjusted EBITDA and adjusted net income differently than we do, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider adjusted EBITDA and adjusted net income alongside other financial performance measures, including net income and our other GAAP results. The following tables present a reconciliation of adjusted EBITDA and adjusted net income for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Reconciliation of Adjusted EBITDA:
Net income	$5,166	$6,383	$14,745	$16,978
Provision for income taxes	3,439	4,601	9,839	11,698
Interest expense	3,366	3,175	10,213	9,329
Interest income	(31)	(2)	(94)	(64)
Debt extinguishment costs(1)	—	—	—	3,679
Depreciation and amortization	1,953	2,445	5,712	7,002
Non-core operating expenses(3)	1,856	—	2,438	47
Advisory fee(4)	109	932	326	2,641
Stock based compensation	28	734	83	883

Adjusted EBITDA	$15,886	$18,268	$43,262	$52,193

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Reconciliation of Adjusted Net Income:
Net income	$5,166	$6,383	$14,745	$16,978
Debt extinguishment costs(1)	—	—	—	3,679
Non–core operating expenses(2)	1,856	—	2,438	47
Advisory fee(3)	109	931	327	2,640
Stock based compensation	28	734	83	883
Amortization of intangibles(4)	760	932	2,282	2,741
Deferred financing amortization costs(5)	307	344	946	865
Tax adjustments(6)	(1,224)	(1,177)	(2,430)	(4,341)
Adjusted net income	$7,002	$8,147	$18,391	$23,492

(1)	Represents debt extinguishment costs comprised of approximately $3.3 million of fees paid to lenders in connection with our new credit facility and approximately $0.3 million of unamortized debt issuance costs in connection with our old credit facility.
(2)	Represents professional fees and settlement costs related to strategic corporate development activities and a $1.2 million legal settlement in 2011.
(3)	Represents expenses incurred under an advisory services agreement with Parthenon Capital Partners, which was terminated in April 2012. See Note 11 “Related Party Transactions.”
(4)	Represents amortization of capitalized expenses related to the acquisition of Performant by an affiliate of Parthenon Capital Partners in 2004, the impairment expense to reduce the carrying amount of the intangible asset due to our decision to terminate a client contract in 2009 and an acquisition in the first quarter of 2012 to enhance our analytics capabilities.
(5)	Represents amortization of capitalized financing costs related to debt offerings conducted in 2009, 2010 and 2012.
(6)	Represents tax adjustments assuming a marginal tax rate of 40%.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows from operations, term loans, and the proceeds received from our recent initial public offering, or IPO. Cash and cash equivalents, which totaled $32.2 million as of September 30, 2012, consist primarily of cash on deposit with banks. We expect that operating cash flows will continue to be a primary source of liquidity for our operating needs. There are currently no borrowings outstanding under our revolving credit facility other than a $1.4 million letter of credit. Due to our operating cash flows, our existing cash and cash equivalents and availability under our revolving credit facility, we believe that we have the ability to meet our working capital and capital expenditure needs for the foreseeable future.

	Nine Months Ended September 30,
	2011	2012
	(in thousands)
Net cash provided by operating activities	$26,005	$24,775
Net cash used in investing activities	(4,237)	(8,192)
Net cash used in financing activities	(11,074)	(4,383)

Cash flows from operating activities

Operating activities provided $24.8 million of cash during the nine months ended September 30, 2012, a decrease of $1.2 million, compared to cash provided by operating activities of $26.0 million for the nine months ended September 30, 2011. Net income for the nine months ended September 30, 2012 was $17.0 million compared to $14.7 million for the same period in 2011. The $1.2 million decrease in cash from operating activities despite the $2.3 million increase in net income during the nine months ended September 30, 2012 is due mainly to three factors. First, higher revenue levels for the nine months ended September 30, 2012 led to $1.5 million of higher growth in accounts receivable as compared to the accounts receivable in the comparable period in 2011. Second, cash used to purchase prepaid contracts and services in the nine months ended September 30, 2012 increased, with the 2012 year-to-date reduction in prepaids being $1.1 million lower than the corresponding reduction in prepaid contracts and services in the comparable period in 2011. Third, cash used to pay accrued salary and benefits equaled $0.8 million in the nine months ended September 30, 2012, as compared to $1.1 million in accrued salary and benefits payable for the comparable period in 2011.

Cash flows from investing activities

Investing activities resulted in cash outflow of $8.2 million during the nine months ended September 30, 2012. The primary uses of cash associated with investing activities were $7.1 million for the acquisition of computer equipment and software, to enhance our technology platform and improve our telecommunications systems and $0.8 million for the purchase of a perpetual software license.

Cash flows from financing activities

For the nine months ended September 30, 2012, our primary financing activities were $156 million in proceeds from term loans, $12.8 million of net proceeds from our IPO which was completed in August 2012, and $4.5 million in revolving credit facility borrowings. These proceeds were offset by $100.7 million used for the repayment of our old notes payable and repayment of principal on our new term loans, $12.7 million used for the repayment of our old and new lines of credit, $60.3 million used to redeem 3.9 million shares of preferred stock, and $3.1 million used for debt issuance costs.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Long-term Debt

On March 19, 2012, we, through our wholly owned subsidiary, entered into a $147.5 million credit agreement with Madison Capital Funding LLC as administrative agent, ING Capital LLC as syndication agent, and other lenders party thereto. The senior credit facility consists of (i) a $57.0 million term A loan, (ii) a $79.5 million term B loan, and (iii) a $11.0 million revolving credit facility, which had a borrowing capacity of $9.6 million as of June 30, 2012. On June 28, 2012, we increased the amount of our borrowings under our term B loan by $19.5 million. We may also request the lenders to increase the size of the term B loan or other term loans by up to an additional $10.5 million at any time prior to March 19, 2014.

All borrowings under the credit agreement bear interest at a rate per annum equal to an applicable margin plus, at our option, either (i) a base rate determined by reference to the highest of (a) the prime rate published in the Wall Street Journal or another national publication, (b) the federal funds rate plus 0.5%, and (c) 2.5% or (ii) a London Interbank Offered Rate, or Libor, rate determined by reference to the highest of (a) a Libor rate published in Reuters or another national publication and (b) 1.5%. The term A loan and the revolving credit facility have an applicable margin of 4.25% for base rate loans and 5.25% for Libor rate loans. The term B loan has an applicable margin of 4.75% for base rate loans and 5.75% for Libor rate loans. The minimum per annum interest rate that we are required to pay is 6.75% for the term A loan and revolving credit facility and 7.25% for the term B loan. Interest is due at the end of each month for base rate loans and at the end of each Libor period for Libor rate loans unless the Libor period is greater than 3 months, in which case interest is due at the last day of each 3-month interval of such Libor period.

The credit agreement requires us to prepay the two term loans on a prorated basis and then to prepay the revolving credit facility under certain circumstances: (i) with 100% of the net cash proceeds of any asset sale or other disposition of assets by us or our subsidiaries where the net cash proceeds exceed $1 million, (ii) with a percentage of our annual excess cash flow each year where such percentage ranges from 25%-75% depending on our total debt to EBITDA ratio reduced by any voluntary prepayments that are made on our term loans during the same period and (iii) with any net cash proceeds from a qualified initial public offering by us, less net proceeds applied to redeem any outstanding preferred equity or convertible debt, to pay a common shareholder dividend not to exceed $20 million or, if we comply with an adjusted EBITDA ratio set forth in the agreement, to our cash balances in an amount not to exceed $75 million. We applied the proceeds from our recent initial public offering to our cash balances.

We have to abide by certain negative covenants for our credit agreement, which limit the ability for our subsidiaries and us to:

•	incur additional indebtedness;

•	create or permit liens;

•	pay dividends or other distributions to our equity holders;

•	purchase or redeem certain equity interests of our equity holders, including any warrants, options and other security rights;

•	pay management fees or similar fees to any of our equity holders;

•	make any redemption, prepayment, defeasance, repurchase or any other payment with respect to any subordinated debt;

•	consolidate or merge;

•	sell assets, including the capital stock of our subsidiaries;

•	enter into transactions with our affiliates;

•	enter into different business lines; and

•	make investments.

The credit agreement also requires us to meet certain financial covenants, including maintaining a fixed charge coverage ratio and a total debt to EBITDA ratio as such terms are defined in our credit agreement. These financial covenants are tested at the end of each quarter beginning on September 30, 2012. The table below further describes these financial covenants, as well as our current status under these covenants as of September 30, 2012.

Financial Covenant	Covenant Requirement	Actual Ratio at September 30, 2012
Fixed charge coverage ratio (minimum)	1.20 to 1.0	1.9
Total debt to EBITDA ratio (maximum)	3.25 to 1.0	2.17

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold or issue financial instruments for trading purposes. We conduct all of our business in U.S. currency and therefore do not have any direct foreign currency risk. We do have exposure to changes in interest rates with respect to the borrowings under our senior secured credit facility, which bear interest at a variable rate based on the prime rate or LIBOR. For example, if the interest rate on our borrowings increased 100 basis points (1%) from the credit facility floor of 1.5%, our annual interest expense would increase by approximately $1.5 million. In July 2012, we entered into an interest rate cap agreement per the terms of our senior secured credit agreement. The interest rate cap agreement is effective beginning in October 2012, and matures in October 2014, with a total notional amount of $75 million and a cap on LIBOR at 2.0%. If the LIBOR rate were to increase by 100 basis points (1.0%) above the credit facility floor of 1.5% for a year, we would receive a payment from the interest rate cap of approximately $0.4 million.

While we currently hold our excess cash in an operating account, in the future we may invest all or a portion of our excess cash in short-term investments, including money market accounts, where returns may reflect current interest rates. As a result, market interest rate changes impact our interest expense and interest income. This impact will depend on variables such as the magnitude of interest rate changes and the level of our borrowings under our credit facility or excess cash balances.

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of September 30, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were functioning effectively at the reasonable assurance level as of September 30, 2012. This conclusion takes into account the remedial measures implemented during the three months ended September 30, 2012, as discussed below.

Changes in Internal Control over Financial Reporting

In June 2012, our independent registered public accounting firm determined that we had incorrectly accounted for our mandatorily redeemable preferred stock, which required audit adjusting entries for the three-year period ended December 31, 2011. Our failure to detect this error was deemed to be a deficiency in internal control and this deficiency was considered to be a material weakness. Subsequent to June 30, 2012, we implemented additional internal control policies and procedures that we believe have remediated this material weakness. As of the date of this filing, management has implemented the following corrective actions:

•

We have established new processes that require thoroughly researching and analyzing all new accounting policies and revisiting accounting policies set for existing transactions when changes in the business or reporting requirements occur or are expected to occur.

•

We have developed relationships with outside consultants with specialized knowledge in technical accounting and have engaged such consultants when necessary to bolster our technical accounting expertise.

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the three months ended September 30, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than those noted above.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in various legal proceedings that arise from our normal business operations. These actions generally derive from our student loan recovery services, and generally assert claims for violations of the Fair Credit Reporting Act or similar federal and state consumer credit laws. While litigation is inherently unpredictable, we believe that none of these legal proceedings, individually or collectively, will have a material adverse effect on our business, our financial condition or our results of operations.

ITEM 1A. RISK FACTORS

If any of the following risks actually occurs, our business, financial condition and results of operations could be harmed. In that case, the trading price of our common stock could decline and you might lose all or part of your investment in our common stock. The risks and uncertainties described below are not the only ones we face. You should also refer to the other information set forth in this Form 10-Q, including under “Managements’ Discussion and Analysis of Financial Condition and Results of Operations”. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

Risks Related to Our Business

Revenues generated from our five largest clients represented 74% of our revenues for the year ended December 31, 2011, and any termination of or deterioration in our relationship with any of these clients would result in a decline in our revenues.

We derive a substantial majority of our revenues from a limited number of clients, including the Department of Education, CMS and three GAs. Revenues from our five largest clients represented 74% of our revenues for the year ended December 31, 2011. We expect that our revenues will become increasingly concentrated with our major clients as a result of rising business volumes under our RAC contract, which accounted for approximately 25% of our revenues in the nine months ended September 30, 2012, compared to approximately 13% of our revenues in 2011. If we lose one of these clients or if the terms of our relationships with any of these clients become less favorable to us, our revenues would decline, which would harm our business, financial condition and results of operations.

Many of our contracts with our clients for the recovery of student loans and other receivables are not exclusive and do not commit our clients to provide specified volumes of business and, as a consequence, there is no assurance that we will be able to maintain our revenues and operating results.

Substantially all of our existing contracts for the recovery of student loan and other receivables, which represented approximately 75% of our revenues in 2011, enable our clients to unilaterally terminate their contractual relationship with us at any time without penalty, potentially leading to loss of business or renegotiation of terms. Our contracts generally are subject to a periodic rebidding process at the end of the contract term. Further, most of our contracts in these markets allow our clients to unilaterally change the volume of loans and other receivables that are placed with us at any given time. In addition, most of our contracts are not exclusive, with our clients retaining multiple service providers with whom we must compete for placements of loans or other obligations. Therefore, despite our contractual relationships with our clients, our contracts do not provide assurance that we will generate a minimum amount of revenues or that we will receive a specific volume of placements.

Our revenues and operating results would be negatively affected if our student loans and receivables clients, which include four of our five largest clients in 2011, do not renew their agreements with us upon contract expiration, reduce the volume of student loan placements provided to us, modify the terms of service, including the success fees we are able to earn upon recovery of defaulted student loans, or any of these clients establish more favorable relationships with our competitors. For example, we have been advised that our contractual arrangement with the Department of Education may be modified as a result of the Department of Education’s decision to have its recovery vendors promote IBR to defaulted student loans. The IBR program provides flexibility on the required monthly payment for student loan borrowers at an amount intended to be affordable based on a borrower’s income and family size. As a result of the increased application of the IBR program to defaulted student loans, we expect that there will be an increase in the number of loans that become eligible for rehabilitation because more defaulted student loan borrowers will be able to make qualifying payments. In this connection, we have been advised that the Department of Education may make certain changes to its contractual arrangements with its recovery vendors, although the nature of the changes remains uncertain. Any changes in the contingency fee percentages or other compensation terms that we are paid under existing and future contracts could have a significant impact on our revenues.

We face significant competition in all of the markets in which we operate and an inability to compete effectively in the future could harm our relationships with our clients, which would impact our ability to maintain our revenues and operating results.

We operate in very competitive markets. In providing our services to the student loan and other receivables markets, we face competition from many other companies. Initially, we compete with these companies to be one of typically several firms engaged to provide recovery services to a particular client and, if we are successful in being engaged, we then face continuing competition from the client’s other retained firms based on the client’s benchmarking of the recovery rates of its several vendors. Those recovery vendors who produce the highest recovery rates from a client often will be allocated additional placements and in some cases additional success fees. Accordingly, maintaining high levels of recovery performance, and doing so in a cost-effective manner, are important factors in our ability to maintain and grow our revenues and net income and the failure to achieve these objectives could harm our business, financial condition and results of operations.

Similarly, we faced a highly competitive bidding process to become one of the four prime RAC contractors that provide recovery services for improper Medicare payments. This contract expires in 2014 and we expect that CMS will issue a request for proposals for the new RAC contract prior to December 31, 2012. We expect that this process will be competitive, and we believe that CMS will announce the award of new RAC contracts in early 2013. The failure to retain this contract or a significant adverse change in the terms of this contract, which generated approximately 25% of our revenues in the nine months ended September 30, 2012, would seriously harm our ability to maintain or increase our revenues and operating results.

Some of our current and potential competitors in the markets in which we operate may have greater financial, marketing, technological or other resources than we do. The ability of any of our competitors and potential competitors to adopt new and effective technology to better serve our markets may allow them to gain market strength. Increasing levels of competition in the future may result in lower recovery fees, lower volumes of contracted recovery services or higher costs for resources. Any inability to compete effectively in the markets that we serve could adversely affect our business, financial condition and results of operations.

The U.S. federal government accounts for a significant portion of our revenues, and any loss of business from, or change in our relationship with, the U.S. federal government would result in a significant decrease in our revenues and operating results.

We have historically derived and are likely to continue to derive a significant portion of our revenues from the U.S. federal government. For the year ended December 31, 2011, revenues under contracts with the U.S. federal government accounted for approximately 27% of our total revenues. Furthermore, federal government revenues increased to approximately 41% in the nine months ended September 30, 2012, primarily as a result of increasing revenues from our RAC contract with CMS. In addition, fees payable by the U.S. federal government are expected to become a larger percentage of our total revenues over the next several years as a result of the recent legislation that has transferred responsibility for all new student loan origination to the Department of Education. The continuation and exercise of renewal options on existing government contracts and any new government contracts are, among other things, contingent upon the availability of adequate funding for the applicable federal government agency. Changes in federal government spending could directly affect our financial performance. For example, the Obama Administration’s proposed budget for the year ending September 30, 2013, included a proposal designed to redirect federal government spending to an alternative federal program by decreasing the amount that GAs are compensated when they rehabilitate defaulted loans. The loss of business from the U.S. federal government, or significant policy changes or financial pressures within the agencies of the U.S. federal government that we serve would result in a significant decrease in our revenues, which would adversely affect our business, financial condition and results of operations.

Future legislative changes affecting the markets in which we operate could impair our business and operations.

The two principal markets in which we provide our recovery services, government-supported student loans and the Medicare program, are a subject of significant legislative and regulatory focus and we cannot anticipate how future changes in government policy may affect our business and operations. For example, SAFRA significantly changed the structure of the government-supported student loan market by assigning responsibility for all new government-supported student loan originations to the Department of Education, rather than originations by private institutions and backed by one of 30 government-supported GAs. This legislation, and any future changes in the legislation and regulations that govern these markets, may require us to adapt our business to the new circumstances and we may be unable to do so in a manner that does not adversely affect our business and operations.

Our business relationship with the Department of Education has accounted for a significant portion of our revenues and will take on increasing importance to our business as a result of SAFRA. Our failure to maintain this relationship would significantly decrease our revenues.

The majority of our historical revenues from the student loan market have come from our relationships with the GAs. As a result of SAFRA, the Department of Education will ultimately become the sole source of revenues in this market, although the GAs will continue to service their existing student loan portfolios for many years to come. As a result, over time, defaults on student loans originated by the Department of Education will predominate and our ability to maintain the revenues we had previously received from a number of GA clients will depend on our relationship with a single client, the Department of Education. While we have 22 years of experience in performing student loan recovery services for the Department of Education, we are one of 17 unrestricted recovery service providers on the current Department of Education contract. In 2011, student loan recovery work for the Department of Education generated revenues of $17.9 million, or approximately 11% of our total revenues. The Department of Education is expected to initiate a contract re-compete process prior to December 31, 2012, and is expected to award the contracts during the beginning of 2013. If our relationship with the Department of Education terminates or deteriorates or if the Department of Education, ultimately as the sole holder of defaulted student loans, requires its contractors to agree to less favorable terms, our revenues would significantly decrease, and our business, financial condition and results of operations would be harmed.

We could lose clients as a result of consolidation among the GAs, which would decrease our revenues.

As a result of SAFRA, which terminated the ability of the GAs to originate government-supported student loans, some have speculated that there may be consolidation among the 30 GAs. If GAs that are our clients are combined with GAs with whom we do not have a relationship, we could suffer a loss of business. We currently have relationships with 12 of the 32 GAs and three of our GA clients were each responsible for more than 10% of our total revenues in 2011. The consolidation of our GA clients with others and the failure to provide recovery services to the consolidated entity could decrease our revenues, which could negatively impact our business, financial condition and results of operations.

Our ability to derive revenues under our RAC contract will depend in part on the number and types of potentially improper claims that we are allowed to pursue by CMS, and our results of operations may be harmed if the scope of claims that we are allowed to pursue is limited.

While we are the prime contractor responsible for review of Medicare records for all Part A and Part B claims in our region pursuant to the terms of our RAC contract with CMS, we are not permitted to seek the recovery of an improper claim unless that particular type of claim has been pre-approved by CMS to ensure compliance with applicable Medicare payment policies, as well as national and local coverage determinations. While the revenues we earn under our contract with CMS are determined primarily by the aggregate volume of Medicare claims in our region and our ability to successfully identify improper payments within these claims, the long-term growth of the revenues we derive under our RAC contract will also depend in part on CMS expanding the scope of potentially improper claims that we are allowed to pursue under our RAC contract. If we are unable to continue to identify improper claims within the types of claims that we are permitted to pursue from time to time or if CMS does not expand the scope of potentially improper claims that we are allowed to pursue, our results of operations could be adversely affected.

Further, the improper claims approved by CMS and identified by us may be challenged by affected parties. For example, in November 2012 the American Hospital Association and four hospitals filed a lawsuit against Kathleen Sebelius, the Secretary of the Department of Health and Human Services. The lawsuit claims, among other things, that CMS is acting improperly in completely denying payment for claims initially made under Medicare Part A (inpatient) that should have been made under Medicare Part B (outpatient) rather than remitting the difference between the Part A and Part B payments. If healthcare providers are able to limit the scope of improper claims in this lawsuit or other future legal proceedings, our revenues will be harmed as the amount that we are paid is based on the amount that we help CMS recover.

Our results of operations may fluctuate on a quarterly or annual basis and cause volatility in the price of our stock.

Our revenues and operating results could vary significantly from period-to-period and may fail to match our past performance because of a variety of factors, some of which are outside of our control. Any of these factors could cause the price of our common stock to fluctuate. Factors that could contribute to the variability of our operating results include:

•	the amount of defaulted student loans and other receivables that our clients place with us for recovery;

•	the timing of placements of student loans and other receivables which are entirely in the discretion of our clients;

•	our ability to successfully identify improper Medicare claims and the number and type of potentially improper claims that CMS authorizes us to pursue under our RAC contract;

•	the loss or gain of significant clients or changes in the contingency fee rates or other significant terms of our business arrangements with our significant clients;

•	technological and operational issues that may affect our clients and regulatory changes in the markets we service; and

•	general industry and macroeconomic conditions.

For example, a technology system upgrade at the Department of Education, which began in September 2011, has significantly decreased the volume of student loan placements by the Department of Education to all recovery vendors, including us, since this period. As a result, the dollar amount of placements that we received from the Department of Education in the nine months ended September 30, 2012 was 45% lower than in the comparable nine months ended September 30, 2011. While it is expected that we and the other Department of Education recovery vendors will receive substantially larger than normal placements once this situation is resolved, the large majority of the revenues from these placements will be delayed because we do not begin to earn rehabilitation revenues from a given placement until at least nine months after receipt of the placement. In addition, since September 2011, the Department of Education has not been able to process a significant portion of rehabilitated student loans and accordingly we have not been able to recognize a significant amount of the revenues associated with rehabilitation of loans for this client. However, the Department of Education has continued to pay us based on invoices submitted and we have recorded these cash receipts as deferred revenues on our balance sheet. This has led to deferred revenues of $2.5 million as of September 30, 2012. While the Department of Education started processing a portion of rehabilitated student loans beginning in April 2012, and we recognized revenues during the three months ended September 30, 2012 related to loans that were rehabilitated during the current and prior periods, a portion of the revenues associated with the rehabilitation of these student loans remains to be processed.

Further, our claim recovery volume is currently impacted by a system adjustment that is being implemented by CMS for its PIP providers. PIP providers are reimbursed for Medicare claims through different processes than other healthcare providers, and CMS is in the process of making certain system adjustments in order to allow these claims to be processed. Prior to April 2012, we were not permitted to audit Medicare claims for these PIP providers, which we estimate to account for approximately 20% of Medicare claims in our region. Since April 2012, we have identified improper payments to PIP providers, but these payments have not yet been processed by CMS. As a result, we have not recognized any revenues from identified improper payments to PIP providers, but we have incurred expenses related to these claims. We estimate that this delayed our recognition of more than $2 million in revenues in the three months ended September 30, 2012. CMS remains in the process of implementing the necessary changes to its systems that would allow these claims to be processed. While we believe that this delay in processing is temporary, we are uncertain of when processing will begin and the failure of CMS to process these claims will adversely affect our revenues until this is resolved. Because our revenues are dependent on many factors, some of which are outside of our control, we may experience significant fluctuations in our results of operations and as a result volatility in our stock price.

Downturns in domestic or global economic conditions and other macroeconomic factors could harm our business and results of operations.

Various macroeconomic factors influence our business and results of operations. These include the volume of student loan originations in the United States, together with tuition costs and student enrollment rates, the default rate of student loan borrowers, which is impacted by domestic and global economic conditions, rates of unemployment and similar factors, and the growth in Medicare expenditures resulting from changes in healthcare costs. Changes in these factors could lead to a reduction in overall recovery rates by our clients, which in turn could adversely affect our business, financial condition and results of operations. In addition, during the global financial crisis beginning in 2008, the market for securitized student loan portfolios was disrupted, resulting in delays in the ability of some GA clients to resell rehabilitated student loans and as a result delaying our ability to recognize revenues from these rehabilitated loans.

We may not be able to maintain or increase our profitability, and our recent financial results may not be indicative of our future financial results.

We may not succeed in maintaining our profitability on a quarterly or annual basis and could incur quarterly or annual losses in future periods. We expect to incur additional operating expenses associated with being a public company and we intend to continue to increase our operating expenses as we grow our business. We also expect to continue to make investments in our proprietary technology platform and hire additional employees and subcontractors as we expand our healthcare recovery and other operations, thus incurring additional expenses. If our revenues do not increase to offset these increases in expenses, our operating results could be adversely affected. Our historical revenues and net income growth rates are not indicative of future growth rates.

We may not be able to manage our growth effectively and our results of operations could be negatively affected.

Our business has expanded significantly, especially in recent years with the expansion of our services in the healthcare market, and we intend to maintain our focus on growth. However, our continued focus on growth and the expansion of our business may place additional demands on our management, operations and financial resources and will require us to incur additional expenses. We cannot be sure that we will be able to manage our growth effectively. In order to successfully manage our growth, our expenses will increase to recruit, train and manage additional qualified employees and subcontractors and to expand and enhance our administrative infrastructure and continue to improve our management, financial and information systems and controls. If we cannot manage our growth effectively, our expenses may increase and our results of operations could be negatively affected.

A failure of our operating systems or technology infrastructure, or those of our third-party vendors and subcontractors, could disrupt the operation of our business.

A failure of our operating systems or technology infrastructure, or those of our third-party vendors and subcontractors, could disrupt our operations. Our operating systems and technology infrastructure are susceptible to damage or interruption from various causes, including acts of God and other natural disasters, power losses, computer systems failures, Internet and telecommunications or data network failures, operator error, computer viruses, losses of and corruption of data and similar events. The occurrence of any of these events could result in interruptions, delays or cessations in service to our clients, reduce the attractiveness of our recovery services to current or potential clients and adversely impact our financial condition and results of operations. While we have backup systems in many of our operating facilities, an extended outage of utility or network services may harm our ability to operate our business. Further, the situations we plan for and the amount of insurance coverage we maintain for losses as result of failures of our operating systems and infrastructure may not be adequate in any particular case.

If our security measures are breached or fail and unauthorized access is obtained to our clients’ confidential data, our services may be perceived as insecure, the attractiveness of our recovery services to current or potential clients may be reduced, and we may incur significant liabilities.

Our recovery services involve the storage and transmission of confidential information relating to our clients and their customers, including health, financial, credit, payment and other personal or confidential information. Although our data security procedures are designed to protect against unauthorized access to confidential information, our computer systems, software and networks may be vulnerable to unauthorized access and disclosure of our clients’ confidential information. Further, we may not effectively adapt our security measures to evolving security risks, address the security and privacy concerns of existing or potential clients as they change over time, or be compliant with federal, state, and local laws and regulations with respect to securing confidential information. Unauthorized access to confidential information relating to our clients and their customers could lead to reputational damage which could deter our clients and potential clients from selecting our recovery services, or result in termination of contracts with those clients affected by any such breach, regulatory action, and claims against us.

In the event of any unauthorized access to personal or other confidential information, we may be required to expend significant resources to investigate and remediate vulnerabilities in our security procedures, and we may be subject to fines, penalties, litigation costs, and financial losses that are either not insured against or not fully covered through any insurance maintained by us. If one or more of such failures in our security and privacy measures were to occur, our business, financial condition and results of operations could suffer.

Our business may be harmed if we lose members of our management team or other key employees.

We are highly dependent on members of our management team and other key employees and our future success depends in part on our ability to retain these people. Our inability to continue to attract and retain members of our management team and other key employees could adversely affect our business, financial condition and results of operations.

The growth of our healthcare business will require us to hire and retain employees with specialized skills and failure to do so could harm our ability to grow our business.

The growth of our healthcare business will depend in part on our ability to recruit, train and manage additional qualified employees. Our healthcare-related operations require us to hire registered nurses and experts in Medicare coding. Finding, attracting and retaining employees with these skills is a critical component of providing our healthcare-related recovery and audit services, and our inability to staff these operations appropriately represents a risk to our healthcare service offering and associated revenues. An inability to hire qualified personnel, particularly to serve our healthcare clients, may restrain the growth of our business.

We rely on subcontractors to provide services to our clients and the failure of subcontractors to perform as expected could harm our business operations and our relationships with our clients.

We engage subcontractors to provide certain services to our clients. These subcontractors participate to varying degrees in our recovery activities with regards to all of the services we provide. While most of our subcontractors provide specific services to us, we engage one subcontractor to provide all of the audit and recovery services under our contract with CMS within a portion of our region. According to CMS, the geographic area allocated to this subcontractor accounted for approximately 17% of total Medicare spending in our region in 2009. While we believe that we perform appropriate due diligence before we hire subcontractors, our subcontractors may not provide adequate service or otherwise comply with the terms set forth in their agreements. In the event a subcontractor provides deficient performance to one or more of our clients, any such client may reduce the volume of services we are providing under an existing contract or may terminate the relevant contract entirely and we may face claims for breach of contract. Any such disruption in our relations with our clients as a result of services provided by any of our subcontractors could adversely affect our revenues and operating results.

If our software vendors or utility and network providers fail to deliver or perform as expected our business operations could be adversely affected.

Our recovery services depend in part on third-party providers, including software vendors and utility and network providers. Our ability to service our clients depends on these third-party providers meeting our expectations and contractual obligations in a timely and effective manner. Our business could be materially and adversely affected, and we might incur significant additional liabilities, if the services provided by these third-party providers do not meet our expectations or if they terminate or refuse to renew their relationships with us on similar contractual terms.

We are subject to extensive regulations regarding the use and disclosure of confidential personal information and failure to comply with these regulations could cause us to incur liabilities and expenses.

We are subject to a wide array of federal and state laws and regulations regarding the use and disclosure of confidential personal information and security. For example, the federal Health Insurance Portability and Accountability Act of 1996, as amended, or HIPAA, and related state laws subject us to substantial restrictions and requirements with respect to the use and disclosure of the personal health information that we obtain in connection with our audit and recovery services under our contract with CMS and we must establish administrative, physical and technical safeguards to protect the confidentiality of this information. Similar protections extend to the type of personal financial and other information we acquire from our student loan, state tax and federal receivables clients. We are required to notify affected individuals and government agencies of data security breaches involving protected health and certain personally identifiable information. These laws and regulations also require that we develop, implement and maintain written, comprehensive information security programs containing safeguards that are appropriate to protect personally identifiable information or health information against unauthorized access, misuse, destruction or modification. Federal law generally does not preempt state law in the area of protection of personal information, and as a result we must also comply with state laws and regulations. Regulation of privacy, data use and security requires that we incur significant expenses, which could increase in the future as a result of additional regulations, all of which adversely affects our results of operations. Failure to comply with these laws and regulations can result in penalties and in some cases expose us to civil lawsuits.

Our student loan recovery business is subject to extensive regulation and consumer protection laws and our failure to comply with these regulations and laws may subject us to liability and result in significant costs.

Our student loan recovery business is subject to regulation and oversight by various state and federal agencies, particularly in the area of consumer protection. The Fair Debt Collection Practices Act, or FDCPA, and related state laws provide specific guidelines that we must follow in communicating with holders of student loans and regulates the manner in which we can recover defaulted student loans. Some state attorney generals have been active in this area of consumer protection regulation. We are subject, and may be subject in the future, to inquiries and audits from state and federal regulators, as well as frequent litigation from private plaintiffs regarding compliance under the FDCPA and related state regulations. We are also subject to the Fair Credit Reporting Act, or FCRA, which regulates consumer credit reporting and may impose liability on us to the extent adverse credit information reported to a credit bureau is false or inaccurate. Our compliance with the FDCPA, FCRA and other federal and state regulations that affect our student loan recovery business may result in significant costs, including litigation costs. We may also become subject to regulations promulgated by the United States Consumer Financial Protection Bureau, or CFPB, which was established in July 2011 as part of the Dodd-Frank Act to, among other things, establish regulations regarding consumer financial protection laws. In July 2012, the CFPB announced that regulations would be forthcoming that may impact our student loan recovery business and compliance with these regulations may increase our costs. Changes to existing regulations or the adoption of new regulations could adversely affect our business and results of operations if we are not able to adapt our services and client relationships to meet the new regulatory structure.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain executive management and qualified board members.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Act and other applicable securities rules and regulations. Compliance with these rules and regulations has increased our legal and financial compliance costs, made some activities more difficult, time-consuming or costly and increased or will continue to increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses.

We also expect that being a public company will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We will continue to invest resources to comply with evolving laws, regulations and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

However, for as long as we remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”

We will remain an “emerging growth company” for up to five years, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any July 31 before that time, our revenues exceed $1 billion, or we issue more than $1 billion in non-convertible debt in a three-year period, we would cease to be an “emerging growth company” as of the following January 31.

As a result of disclosure of information as a public company, our business and financial condition have become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business operations and financial results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business operations and financial results. These factors could also make it more difficult for us to attract and retain qualified employees, executive officers and members of our board of directors.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of Sarbanes-Oxley would impair our ability to produce accurate and reliable financial statements, which would harm our stock price.

We are subject to reporting obligations under Section 404 of the Sarbanes-Oxley Act that require us to include a management report on our internal control over financial reporting in our annual report, which contains management’s assessment of the effectiveness of our internal control over financial reporting. These requirements will first apply to our annual report on Form 10-K for the year ending December 31, 2013 and complying with these requirements can be difficult. For example, in June 2012, our independent registered public accounting firm determined that we had incorrectly accounted for our mandatorily redeemable preferred stock, which required audit adjusting entries for the three-year period ended December 31, 2011. Our failure to detect this error was deemed to be a deficiency in internal control and this deficiency was considered to be a material weakness. To address this situation, our independent registered public accounting firm recommended that the Company emphasize the importance of thoroughly researching all new accounting policies and revisiting accounting policies set for existing transactions when changes in the business or reporting requirements occur or are expected to occur. To prevent issues like these in the future, we have bolstered our technical accounting expertise and, where appropriate, engaged outside consultants with specialized knowledge.

Our management may conclude that our internal control over our financial reporting is not effective. As we only recently became a public company following the completion of our initial public offering on August 15, 2012, we have limited accounting personnel and other resources with which to address our internal controls and procedures. If we fail to timely achieve and maintain the adequacy of our internal control over financial reporting, we may not be able to produce reliable financial reports or help prevent fraud. Our failure to achieve and maintain effective internal control over financial reporting could prevent us from filing our periodic reports on a timely basis, which could result in the loss of investor confidence in the reliability of our financial statements, harm our business and negatively impact the trading price of our common stock.

We are required to disclose changes made in our internal controls and procedures on a quarterly basis. However, our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until the later of the year following our first annual report required to be filed with the SEC, or the date we are no longer an “emerging growth company” as defined in the JOBS Act, if we continue to take advantage of the exemptions contained in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Our remediation efforts may not enable us to avoid a material weakness in the future.

Litigation may result in substantial costs of defense, damages or settlement, any of which could subject us to significant costs and expenses.

We are party to lawsuits in the normal course of business, particularly in connection with our student loan recovery services. For example, we are regularly subject to claims that we have violated the guidelines and procedures that must be followed under federal and state laws in communicating with consumer debtors. We may not ultimately prevail or otherwise be able to satisfactorily resolve any pending or future litigation, which may result in substantial costs of defense, damages or settlement. In the future, we may be required to alter our business practices or pay substantial damages or settlement costs as a result of litigation proceedings, which could adversely affect our business operations and results of operations.

We typically face a long period to implement a new contract which may cause us to incur expenses before we receive revenues from new client relationships.

If we are successful in obtaining an engagement with a new client or a new contract with an existing client, we typically have a subsequent long implementation period in which the services are planned in detail and we integrate our technology, processes and resources with the client’s operations. If we enter into a contract with a new client, we typically will not receive revenues until implementation is completed and work under the contract actually begins. Our clients may also experience delays in obtaining approvals or delays associated with technology or system implementations, such as the delays experienced with the implementation of our RAC contract with CMS due to an appeal by competitors who were unsuccessful in bidding on the contract. Because we generally begin to hire new employees to provide services to a new client once a contract is signed, we may incur significant expenses associated with these additional hires before we receive corresponding revenues under any such new contract. If we are not successful in maintaining contractual commitments after the expenses we incur during our typically long implementation cycle, our results of operations could be adversely affected.

If we are unable to adequately protect our proprietary technology, our competitive position could be harmed or we could be required to incur significant costs to enforce our rights.

The success of our business depends in part upon our proprietary technology platform. We rely on a combination of copyright, patent, trademark, and trade secret laws, as well as on confidentiality procedures and non-compete agreements, to establish and protect our proprietary technology rights. The steps we have taken to deter misappropriation of our proprietary technology may be insufficient to protect our proprietary information. Any infringement or misappropriation of our patents, trademarks, trade secrets, or other intellectual property rights could adversely affect any competitive advantage we currently derive or may derive from our proprietary technology platform and we may incur significant costs associated with litigation may be necessary to enforce our intellectual property rights.

Claims by others that we infringe their intellectual property could force us to incur significant costs or revise the way we conduct our business.

Our competitors protect their proprietary rights by means of patents, trade secrets, copyrights, trademarks and other intellectual property. Any party asserting that we infringe, misappropriate or violate their intellectual property rights may force us to defend ourselves, and potentially our clients, against the alleged claim. These claims and any resulting lawsuit, if successful, could be time-consuming and expensive to defend, subject us to significant liability for damages or invalidation of our proprietary rights, prevent us from operating all or a portion of our business or force us to redesign our services or technology platform or cause an interruption or cessation of our business operations, any of which could adversely affect our business and operating results. In addition, any litigation relating to the infringement of intellectual property rights could harm our relationships with current and prospective clients. The risk of such claims and lawsuits could increase if we increase the size and scope of our services in our existing markets or expand into new markets.

We may make acquisitions that prove unsuccessful, strain or divert our resources and harm our results of operations and stock price.

We may consider acquisitions of other companies in our industry or in new markets. We may not be able to successfully complete any such acquisition and, if completed, any such acquisition may fail to achieve the intended financial results. We may not be able to successfully integrate any acquired businesses with our own and we may be unable to maintain our standards, controls and policies. Further, acquisitions may place additional constraints on our resources by diverting the attention of our management from other business concerns. Moreover, any acquisition may result in a potentially dilutive issuance of equity securities, the incurrence of additional debt and amortization of expenses related to intangible assets, all of which could adversely affect our results of operations and stock price.

Our current or future indebtedness could adversely affect our business and financial condition and reduce the funds available to us for other purposes, and our failure to comply with the covenants contained in our credit agreement could result in an event of default that could adversely affect our results of operations.

As of September 30, 2012, our total debt was $150.5 million. For the year ended December 31, 2011, our consolidated interest expense was approximately $13.5 million. Our ability to make scheduled payments or to refinance our debt obligations and to fund our other liquidity needs depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot make assurances that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness and to fund our other liquidity needs. If our cash flows and capital resources are insufficient to fund our debt service obligations and allow us to maintain compliance with the covenants under our credit agreement or to fund our other liquidity needs, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot ensure that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements, including our credit agreement. If we cannot make scheduled payments on our debt, we will be in default and, as a result, our debt holders could declare all outstanding principal and interest to be due and payable, the lenders under our credit agreement could terminate their commitments to lend us money and foreclose against the assets securing our borrowings and we could be forced into bankruptcy or liquidation.

Our debt agreements contain, and any agreements to refinance our debt likely will contain, financial and restrictive covenants that limit our ability to incur additional debt, including to finance future operations or other capital needs, and to engage in other activities that we may believe are in our long-term best interests, including to dispose of or acquire assets. Our failure to comply with these covenants may result in an event of default, which, if not cured or waived, could accelerate the maturity of our indebtedness or result in modifications to our credit terms. If our indebtedness is accelerated, we may not have sufficient cash resources to satisfy our debt obligations and we may not be able to continue our operations as planned.

We are classified as a “controlled company” and, as a result, we rely on exemptions from certain corporate governance requirements. As a result, you do not have the same protections afforded to stockholders of companies that are subject to such requirements.

Parthenon Capital Partners controls a majority of our common stock. As a result, we are a “controlled company” within the meaning of the applicable stock exchange corporate governance standards. Under the rules of the NASDAQ Global Select Market, or NASDAQ, a company of which more than 50% of the outstanding voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain stock exchange corporate governance requirements, including:

•	the requirement that a majority of the board of directors consists of independent directors;

•	the requirement that nominating and corporate governance matters be decided solely by independent directors; and

•	the requirement that employee and officer compensation matters be decided solely by independent directors.

We utilize each of these exemptions. As a result, we do not have a majority of independent directors and our nominating and corporate governance and compensation functions are not decided solely by independent directors. Accordingly, you do not have the same protections afforded to stockholders of companies that are subject to all of the stock exchange corporate governance requirements.

The price of our common stock could be volatile.

Before our initial public offering that closed on August 15, 2012, there was not a public market for our common stock. Because we only recently became a public company, the overall market and the price of our common stock may fluctuate greatly. The trading price of our common stock may be significantly affected by various factors, including: quarterly fluctuations in our operating results; the financial projections we may provide to the public, any changes in those projections or our failure to meet those projections; changes in investors’ and analysts’ perception of the business risks and conditions of our business; our ability to meet the earnings estimates and other performance expectations of financial analysts or investors; unfavorable commentary or downgrades of our stock by equity research analysts; termination of lock-up agreements or other restrictions on the ability of our existing stockholders to sell their shares after this offering; changes in our capital structure, such as future issuances of debt or equity securities; lawsuits threatened or filed against us; strategic actions by us or our competitors, such as acquisitions or restructurings; new legislation or regulatory actions; changes in our relationship with any of our significant clients; fluctuations in the stock prices of our peer companies or in stock markets in general; and general economic conditions.

Future sales, or the perception of future sales, of our common stock may lower our stock price.

Sales of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. As of the completion of our initial public offering on August 15, 2012, approximately 45.3 million shares of our common stock were outstanding. Of such shares of common stock outstanding, approximately 35.0 million shares of our common stock are subject to lock-up agreements restricting the sale of those shares for 180 days from the date of our initial public offering unless otherwise extended or waived. Such shares are also subject to vesting requirements and the requirements of Rule 144 or Rule 701. In addition, certain holders of shares of common stock have the right, subject to certain exceptions and conditions, to require us to register their shares of common stock under the Securities Act, and they also have the right to participate in future registrations of securities by us. Registration of any of these outstanding shares of common stock would result in such shares becoming freely tradable without compliance with Rule 144 upon effectiveness of the registration statement.

Our majority stockholder has the ability to control significant corporate activities and our majority stockholder’s interests may not coincide with yours.

Parthenon Capital Partners beneficially owns approximately 64.9% of our common stock as of September 30, 2012. As a result of its ownership, Parthenon Capital Partners, so long as it holds a majority of our outstanding shares, has the ability to control the outcome of matters submitted to a vote of stockholders and, through our board of directors, the ability to control decision-making with respect to our business direction and policies. Parthenon Capital Partners may have interests different from our other stockholders’ interests, and may vote in a manner adverse to those interests. Matters over which Parthenon Capital Partners can, directly or indirectly, exercise control include:

•	the election of our board of directors and the appointment and removal of our officers;

•	mergers and other business combination transactions, including proposed transactions that would result in our stockholders receiving a premium price for their shares;

•	other acquisitions or dispositions of businesses or assets;

•	incurrence of indebtedness and the issuance of equity securities;

•	repurchase of stock and payment of dividends; and

•	the issuance of shares to management under our equity incentive plans.

Even if Parthenon Capital Partners’ ownership of our shares falls below a majority, it may continue to be able to strongly influence or effectively control our decisions. In addition, Parthenon Capital Partners will have a contractual right to designate a number of directors proportionate to their stock ownership. Further, under our amended and restated certificate of incorporation, Parthenon Capital Partners does not have any obligation to present to us, and Parthenon Capital Partners may separately pursue, corporate opportunities of which they become aware, even if those opportunities are ones that we would have pursued if granted the opportunity.

If securities analysts do not publish research or if securities analysts or other third parties publish inaccurate or unfavorable research about us, the price of our common stock could decline.

The trading market for our common stock relies in part on the research and reports that securities analysts and other third parties choose to publish about us. We do not control these analysts or other third parties. The price of our common stock could decline if one or more securities analysts downgrade our common stock or if one or more securities analysts or other third parties publish inaccurate or unfavorable research about us or cease publishing reports about us.

Anti-takeover provisions contained in our certificate of incorporation and bylaws could impair a takeover attempt that our stockholders may find beneficial.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could have the effect of rendering more difficult or discouraging an acquisition deemed undesirable by our board of directors. Our corporate governance documents include the following provisions: establishing a classified board of directors so that not all members of our board are elected at one time; providing that directors may be removed by stockholders only for cause at such time as Parthenon Capital Partners no longer beneficially owns a majority of our outstanding shares; authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our common stock; limiting the ability of our stockholders to call and bring business before special meetings and to take action by written consent in lieu of a meeting at such time as Parthenon Capital Partners no longer beneficially owns a majority of our outstanding shares; limiting our ability to engage in certain business combinations with any “interested stockholder,” other than Parthenon Capital Partners, for a three-year period following the time that the stockholder became an interested stockholder; requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors; requiring a super-majority vote for certain amendments to our amended and restated certificate of incorporation and amended and restated bylaws after the time when Parthenon Capital Partners ceases to beneficially own a majority of our outstanding shares; and limiting the determination of the number of directors on our board of directors and, when Parthenon Capital Partners is no longer our majority stockholder, the filling of vacancies or newly created seats on the board, to our board of directors then in office. These provisions, alone or together, could have the effect of delaying or deterring a change in control, could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sale of Unregistered Securities

In connection with the consummation of our IPO, we paid $0.9 million to FTP Securities LLC, or FT Partners, through the issuance of 103,500 shares of our common stock valued at $9.00 per share as consideration for financial advisory services provided by FT Partners. The securities issued were exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended.

Repurchases

We repurchased 98,020 shares of common stock from certain members of management on July 3, 2012 for aggregate consideration of approximately $1.3 million.

Use of Proceeds

On August 9, 2012, our registration statement on Form S-1 (File No. 333-182529) was declared effective by the Securities and Exchange Commission for our IPO pursuant to which 10,350,000 shares of our common stock were sold at an aggregate offering price of $93.1 million. The selling stockholders sold an aggregate of 8,426,000 shares of our common stock and we sold an aggregate of 1,924,000 shares of our common stock at a price to the public of $9.00 per share. The underwriters of the offering were Morgan Stanley & Co. LLC, Goldman Sachs & Co., Credit Suisse Securities (USA)

LLC, Wells Fargo Securities, LLC, William Blair & Company, L.L.C., and SunTrust Robinson Humphrey, Inc. The offering commenced as of August 9, 2012 and terminated on August 17, 2012 when the underwriters exercised their over-allotment option in full, resulting in net proceeds to us of approximately $12.8 million after deducting underwriting discounts and commissions and other offering expenses of approximately $4.4 million. We used the net proceeds from the offering to pay a fee of approximately $1.1 million outstanding in connection with the termination of our advisory services agreement with an affiliate of Parthenon Capital Partners and to pay a financial advisory services fee of approximately $0.9 million to FT Partners through the issuance of 103,500 shares of our common stock valued at $9.00 per share. The remainder of the net proceeds were invested in short and intermediate-term, interest bearing obligations pending their application for working capital and general corporate purposes. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the Securities and Exchange Commission on August 10, 2012 pursuant to Rule 424(b)(4).

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

(A) Exhibits:

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1(1)	Certification of the Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2(1)	Certification of the Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS(2)	XBRL Instance Document

101.SCH(2)	XBRL Taxonomy Extension Scheme

101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase

101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(2)	XBRL Taxonomy Extension Label Linkbase

101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase

(1)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference
(2)	In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERFORMANT FINANCIAL CORPORATION
Date: November 13, 2012
	By:	/s/ Lisa Im
Lisa Im

Chief Executive Officer (Principal Executive Officer) and Director

	By:	/s/ Hakan Orvell
Hakan Orvell

Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1(1)	Certification of the Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2(1)	Certification of the Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS(2)	XBRL Instance Document

101.SCH(2)	XBRL Taxonomy Extension Scheme

101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase

101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(2)	XBRL Taxonomy Extension Label Linkbase

101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase

(1)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference
(2)	In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act.