Form 10-K
period 2012-12-31
Performant Financial Corp
filed 2013-03-21
CIK 1550695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission File Number: 001-35628

PERFORMANT FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	20-0484934
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 North Canyons Parkway, Livermore, CA	94551
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (925) 960-4800

Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Name of each exchange on which registered:
Common Stock, par value $.0001 per share	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $.0001 per share

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The number of shares of Common Stock outstanding as of March 20, 2013 was 46,720,569. The aggregate market value of the Common Stock held by non-affiliates as of March 20, 2013, was approximately $284,090,352 based upon the last reported sales price for such date on the NASDAQ Global Select Market. The Common Stock was not traded on June 30, 2012, the last day of the second fiscal quarter in 2012.

Documents Incorporated By Reference

All or a portion of Items 10 through 14 in Part III of this Form 10-K are incorporated by reference to the Registrant’s definitive proxy statement on Schedule 14A, which will be filed within 120 days after the close of the fiscal year covered by this report on Form 10-K, or if the Registrant’s Schedule 14A is not filed within such period, will be included in an amendment to this Report on Form 10-K which will be filed within such 120 day period.

i

PART I

Cautionary Statement Regarding Forward-Looking Information

This Annual Report on Form 10-K contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives, and financial needs. Forward-looking statements include, but are not limited to, statements about:

•	our opportunities and expectations for growth in the student lending, healthcare and other markets;

•	anticipated trends and challenges in our business and competition in the markets in which we operate;

•	our client relationships and future growth opportunities;

•	the adaptability of our technology platform to new markets and processes;

•	our ability to invest in and utilize our data and analytics capabilities to expand our capabilities;

•	our growth strategy of expanding in our existing markets and considering strategic alliances or acquisitions;

•	our ability to meet our liquidity and working capital needs;

•	maintaining, protecting and enhancing our intellectual property;

•	our expectations regarding future expenses;

•	expected future financial performance; and

•	our ability to comply with and adapt to industry regulations and compliance demands.

These statements reflect current views with respect to future events and are based on assumptions and subject to risks and uncertainties. We note that a variety of factors could cause actual results and experience to differ materially from the anticipated results or expectations expressed in our forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements are also subject to risks and uncertainties that could cause actual results to differ materially from those expected. These risks and uncertainties include, but are not limited to, those risks discussed in Item 1A of this report.

Forward-looking statements contained in this report present management’s views only as of the date of this report. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our quarterly reports on Form 10-Q and current reports on Form 8-K reports filed with the Securities and Exchange Commission.

ITEM 1. Business

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

We believe we have a leading position in our markets based on our proprietary technology-enabled services platform, long-standing client relationships and the large volume of funds we have recovered for our clients. In 2012, we provided recovery services on approximately $8.2 billion of combined student loans and other delinquent federal and state receivables and recovered approximately $482 million in improper Medicare payments. Our clients include 11 of the 31 public sector participants in the student loan industry and these relationships average more than 10 years in length, including a 22-year relationship with the Department of Education. According to the Department of Education, total government-supported student loan originations were estimated to be approximately $115 billion in 2012, and, as of September 30, 2012, approximately $78 billion of government-supported student loans were in default. In the healthcare market, we are currently one of four prime Medicare Recovery Audit Contractors, or RACs, in the United States for the Centers for Medicare and Medicaid Services, or CMS. According to the Government Accountability Office, Medicare paid $554 billion of claims in 2011, of which approximately $43 billion were estimated to be improper payments.

We utilize our technology platform to efficiently provide recovery and analytics services in the markets we serve. We have continuously developed and refined our technology platform for almost two decades by using our extensive domain and data processing expertise. Our technology platform allows us to disaggregate otherwise complex recovery processes into a series of simple, efficient and consistent component steps, which we refer to as workflows, for our recovery and healthcare claims review specialists. This approach enables us to continuously refine our recovery processes to achieve higher rates of recovery with greater efficiency. By optimizing what traditionally have been manually-intensive processes, we believe we achieve higher workforce productivity versus more traditional labor-intensive outsourcing business models. For example, we generated in excess of $150,000 of revenues per employee during 2012, based on the average number of employees during the year.

We believe that our platform is easily adaptable to new markets and processes. Over the past several years, we have successfully extended our platform into additional markets with significant recovery opportunities. For example, we utilized the same basic platform previously used primarily for student loan recovery activities to enter the healthcare market. We have enhanced our platform through investment in new data and analytics capabilities, which we believe will enable us to provide additional services such as services relating to the detection of fraud, waste and abuse.

Our revenue model is generally success-based as we earn fees based on a percentage of the aggregate amount of funds that we enable our clients to recover. Our services do not require any significant upfront investments by our clients and we offer our clients the opportunity to recover significant funds otherwise lost. Because our model is based upon the success of our efforts and the dollars we enable for our clients to recover, our business objectives are aligned with those of our clients and we are generally not reliant on their spending budgets. Further, our business model does not require significant capital expenditures and we do not purchase loans or obligations.

We believe we benefit from a significant degree of revenue visibility due to reasonably predictable recovery outcomes in a substantial portion of our business. For the year ended December 31, 2012, we generated approximately $210.1 million in revenues, $23.0 million in net income, $69.6 million in adjusted EBITDA and $30.6 million in adjusted net income. See “Adjusted EBITDA and Adjusted Net Income” below for a definition of adjusted EBITDA and adjusted net income and reconciliations of adjusted EBITDA and adjusted net income to net income determined in accordance with generally accepted accounting principles.

We commenced our operations in 1976 under the corporate name Diversified Collection Services, Inc., or DCS. We were incorporated in Delaware on October 8, 2003 under the name DCS Holdings, Inc. and subsequently changed our name to Performant Financial Corporation in 2005.

Our Markets

We operate in markets characterized by strong growth, a complex regulatory environment and a significant amount of delinquent, defaulted or improperly paid assets.

Student Lending

Student lending is a large and critically-important market in the United States. According to the Department of Education, total government-supported student loan originations were estimated to be approximately $115 billion in the year ended September 30, 2012, and the aggregate dollar amount of these loans has grown at a compound annual growth rate of 11% from 2002 through 2012. This growth has been supported by general demographic trends, increased enrollment, and rising costs of tuition and other expenses that increase the need for borrowed funds among students. In addition to strong underlying origination growth, the default rates among student loan borrowers have increased in recent years. The “cohort default rate,” which is the measure utilized by the Department of Education to track the percentage of government-supported loan borrowers that enter repayment in a certain year ended September 30 and default by the end of the next year ended September 30, has risen from approximately 5% in 2006 to approximately 9% in 2010, the last year for which data is available.

Government-supported student loans are authorized under Title IV of the Higher Education Act of 1965. Historically, there have been two distribution channels for student loans: (i) the Federal Direct Student Loan Program, or FDSLP, which represents loans made and managed directly by the Department of Education; and (ii) the Federal Family Education Loan Program, or FFELP, which represents loans made by private institutions and currently backed by any of the 31 GAs.

In July 2010, the government-supported student loan sector underwent a structural change with the passage of SAFRA. This legislation transitioned all new government-supported student loan originations to the FDSLP, and away from originations made by private institutions within the FFELP that had previously utilized the GAs to guarantee, manage and service loans. The GAs are non-profit 501(c)(3) public benefit corporations operating under contract with the U.S. Secretary of Education, pursuant to the Higher Education Act of 1965, as amended, solely for the purpose of guaranteeing and managing student loans originated by lenders participating in the FFELP. Consequently, while the original distribution channels for student loans have been consolidated into one channel, the Department of Education, this does not impact the volume of government-supported student loan origination, which is a key driver of the volume of defaulted student loan inventory. In addition, despite this transition of all new loan originations to the FDSLP, GAs will continue to manage a significant amount of defaulted student loans for some period of time, due to their large outstanding portfolios of loans originated prior to July 2010. The outstanding portfolios of defaulted FFELP loans will, therefore, require recovery for the foreseeable future.

The Department of Education estimates that the balance of defaulted loans was approximately $44.7 billion in the FDSLP and approximately $32.7 billion in the FFELP as of September 30, 2012. These programs collectively guaranteed approximately $706 billion of federal government-supported student loans according to the Congressional Budget Office as of September 30, 2011. Given the operational and logistical complexity involved in managing the recovery of defaulted student loans, the Department of Education and the GAs generally choose to outsource these services to third parties.

The tables below show government-supported student loan originations and government-supported default inventory for the years ended 2007 through 2012 as reported by the Department of Education.

Healthcare

The healthcare industry represents a significant portion of the U.S. GDP. According to CMS, U.S. healthcare spending reached $2.7 trillion in 2011 and is forecast to grow at a 6% annual rate through 2021. In particular, CMS indicates that federal government-related healthcare spending for 2011 totaled approximately $1.2 trillion. This government-related spending included approximately $554 billion for Medicare, which provides a range of healthcare coverage primarily to elderly and disabled Americans, and $408 billion for Medicaid, which provides federal matching funds for states to finance healthcare for individuals at or below the public assistance level.

The tables below show total U.S. healthcare expenditures from 2011 through 2021 and total Medicare spending from 2011 through 2021 as estimated by CMS.

Medicare was initially established as part of the Social Security Act of 1965 and consists of four parts: Part A covers hospital and other inpatient stays; Part B covers hospital outpatient, physician and other services; Part C is known as Medicare Advantage, under which beneficiaries receive benefits through private health plans; and Part D is the Medicare outpatient prescription drug benefit.

Of the $554 billion of 2011 Medicare spending, the Department of Health and Human Services estimated that approximately $43 billion, or 8%, was improper, and is the federal program with the largest amount of improper payments. Medicare improper payments generally involve incorrect coding, procedures performed which were not medically necessary, incomplete documentation or claims submitted based on outdated fee schedules, among other issues. Likewise, Medicaid improper payments were estimated to be $22 billion, or 5%, of total Medicaid payments for 2011. The following table illustrates the proportion of improper payments among federal programs in the year ended September 30, 2011, according to the Office of Management and Budget.

Top Federal Programs with Improper Payments in the Year Ended September 30, 2011

Total = $115 billion

(1)	Other includes National School Lunch, Pell Grant, and 67 additional programs.

In accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, a demonstration program was conducted from March 2005 to March 2008 in six states to determine if the RAC program could be effectively used to identify improper payments for claims paid under Medicare Part A and Part B. Due to the success of this demonstration, under The Tax Relief and Health Care Act of 2006, the U.S. Congress authorized the expansion of the RAC program nationwide. CMS relies on third-party contractors to execute the RAC program to analyze millions of Medicare claims annually for improper payments that have been paid to healthcare providers. The program was implemented by designating one prime contractor in each of the four major regions in the United States: West, Midwest, South, and Northeast.

In addition to government-related healthcare spending, significant growth is expected in the private healthcare market. According to CMS’ National Health Expenditures Projections, the private healthcare market accounted for approximately $1.5 trillion in spending in 2011 and private expenditures are projected to grow more than 5% annually through 2021.

Other Markets

State Tax Market

We believe that the demand for recovery of delinquent state taxes will grow as state governments struggle with revenue generation and face significant budget deficits. According to the Center on Budget and Policy Priorities, an independent think tank, 43 U.S. states faced budget shortfalls totaling $107 billion in the year ended September 30, 2012, with at least 31 states anticipating deficits for fiscal year 2013. The economic recession has led to lower income and sales taxes from both individuals and corporations, reducing overall tax revenues and leading to large budget deficits at the state government level. While many states have received federal aid, most have cut services and increased taxes to help close the budget shortfall and have evaluated outsourcing at least some aspect of delinquent tax recovery.

Federal Agency Market

The federal agency market consists of government debt subrogated to the Department of the Treasury by numerous different federal agencies, comprising a mix of commercial and individual obligations and a diverse range of receivables. These debts are managed by the Department of Financial Management Service, a bureau of the Department of the Treasury, or FMS. Since 1996, the FMS has recovered more than $54 billion in delinquent federal debt. For the year ended September 30, 2011, federal agency recoveries in this market totaled more than $6.2 billion, an increase of more than $700 million over 2010. A significant portion of these collections are processed by private collection firms on behalf of the FMS.

Our Competitive Strengths

We believe that our business is difficult to replicate, as it incorporates a combination of several important and differentiated elements, including:

•

Scalable and flexible technology-enabled services platform. We have built a proprietary technology platform that is highly flexible, intuitive and easy to use for our recovery and claims specialists. Our platform is easily configurable and deployable across multiple markets and processes. For example, we have successfully extended our platform from the student loan market to the state tax, federal treasury receivables and the healthcare recovery markets, each having its own industry complexities and specific regulations.

•

Advanced, technology-enabled workflow processes. Our technology-enabled workflow processes, developed over many years of operational experience in recovery services, disaggregate otherwise complex recovery processes into a series of simple, efficient and consistent steps that are easily configurable and applicable to different types of recovery-related applications. We believe our workflow software is highly intuitive and helps our recovery and claims specialists manage each step of the recovery process, while automating a series of otherwise manually-intensive and document-intensive steps in the recovery process. We believe our streamlined workflow technology drives higher efficiencies in our operations, as illustrated by our ability to generate in excess of $150,000 of revenues per employee during 2012, based on the average number of employees during the year. We believe our streamlined workflow technology also improves recovery results relative to more labor-intensive outsourcing models.

•

Enhanced data and analytics capabilities. Our data and analytics capabilities allow us to achieve strong recovery rates for our clients. We have collected recovery-related data for over two decades, which we combine with large volumes of client and third-party data to effectively analyze our clients’ delinquent or defaulted assets and improper payments. We have also developed a number of analytics tools that we use to score our clients’ recovery inventory, determine the optimal recovery process and allocation of resources, and achieve higher levels of recovery results for our clients. In addition, we utilize analytics tools to continuously measure and test our recovery workflow processes to drive refinements and further enhance the quality and effectiveness of our capabilities. Finally, through a strategic investment, we have acquired enhanced data analytics capabilities, which we refer to as Performant Insight. This investment allows us to expand our capabilities into several new areas including the detection of fraud, waste and abuse in various markets and has assisted in our recovery activities for CMS.

•

Long-standing client relationships. We believe our long-standing focus on achieving superior recovery performance for our clients and the significant value our clients derive from this focus have helped us achieve long-tenured client relationships, strong contract retention and better access to new clients and future growth opportunities. We have business relationships with 11 of the 31 public sector participants in the student loan market and these relationships average more than 10 years in length, including an approximate 22-year relationship with the Department of Education. In the healthcare market, we have a seven-year relationship with CMS and are currently one of only four prime Medicare RAC contractors.

•

Extensive domain expertise in complex and regulated markets. We have extensive experience and domain expertise in providing recovery services for government and private institutions that generally operate in complex and regulated markets. We have demonstrated our ability to develop domain expertise in new markets such as healthcare and state tax and federal Treasury receivables. We believe we have the necessary organizational experience to understand and adapt to evolving public policy and how it shapes the regulatory environment and objectives of our clients. We believe this helps us identify and anticipate growth opportunities. For example, we successfully identified government healthcare as a potential growth opportunity that has thus far led to the award of three contracts to us by CMS. Together with our flexible technology platform, we have the ability to adapt our business strategy, to allocate resources and to respond to changes in our regulatory environment to capitalize on new growth opportunities.

•

Proven and experienced management team. Our management team has significant industry experience and has demonstrated strong execution capabilities. Our senior management team, led by Lisa Im, has been with us for an average of approximately 10 years. This team has successfully grown our revenue base and service offerings beyond the original student loan market into healthcare and delinquent state tax and private financial institutions receivables. Our management team’s industry experience, combined with deep and specialized understanding of complex and highly regulated industries, has enabled us to maintain long-standing client relationships and strong financial results.

Our Growth Strategy

Key elements of our growth strategy include the following:

•

Expand our student loan recovery volume. According to the Department of Education, total government-supported student loan originations were estimated to be approximately $115 billion in 2012, and have grown at a 11% compound annual growth rate from 2002 through 2012. The balance of defaulted government-supported student loans was estimated to be approximately $78 billion as of September 30, 2012. While we have long-standing relationships with some of the largest participants in the government-supported student loan market, we believe there are significant opportunities within this growing market to increase the volume of student loans placed with us by existing and new clients. For example, under our contract with the Department of Education, we believe there is an opportunity to grow our placement volume through strong performance. Further, as a result of our relationships with five of the seven largest GAs, we believe we are well-positioned to benefit as a result of any consolidation of smaller GAs over the coming years.

•

Expand our recovery services in the healthcare market. According to CMS, Medicare spending totaled approximately $554 billion in 2011 and is expected to increase to $1 trillion in 2021, representing a compound annual growth rate of 6%. In the private healthcare market, spending totaled $1.5 trillion in 2011 and is expected to grow more than 6% annually through 2021, according to CMS’ National Health Expenditures Projections. As these large markets continue to grow, we expect the need for recovery services to increase in the public and private healthcare markets. In the public healthcare space, we intend to utilize the experience gained through our contracts with CMS to pursue additional recovery opportunities in areas such as Medicare Secondary Payor Recovery and state Medicaid recovery. In addition, through our enhanced analytics capabilities, we intend to pursue opportunities to find and eliminate losses prior to payment for healthcare services including the detection of fraud, waste and abuse in the public and private healthcare markets.

•

Pursue strategic alliances and acquisitions. We intend to selectively consider opportunities to grow through strategic alliances or acquisitions that are complementary to our business. These opportunities may enhance our existing capability or enable us to enter new markets or provide new products or services, such as our licensing of new applied data modeling analytics capabilities that can be used to identify fraudulent or erroneous healthcare claims prior to payment.

Our Platform

Our technology-enabled services platform is based on over two decades of experience in recovering large amounts of funds on behalf of our clients across several markets. The components of our platform include our data management expertise, analytics capabilities and technology-based workflow processes. Our platform integrates these components to allow us to achieve optimized outcomes for our clients in the form of increased efficiency and productivity and high recovery rates. Our platform and workflow processes are also intuitive and easy to use for our recovery and claims specialists and allow us to increase our employee retention and productivity.

The components of our platform include the following:

Data Management Expertise

Our platform manages and stores large amounts of data throughout the workflow process. This includes both proprietary data we have compiled over two decades as well as third-party data which we can integrate efficiently and in real-time to reduce errors, reduce cycle time processing and, ultimately, improve recovery rates. The strength of our data management expertise augments our analytics capabilities and provides our recovery and claims specialists with powerful workflow processes.

Data Analytics Capabilities

Our data analytics capabilities efficiently screen and allocate massive volumes of recovery inventory. For example, upon receipt of each placement of student loans, we utilize our proprietary algorithms to assist us in determining the most efficient recovery process and the optimal allocation of recovery specialist resources for each loan. In the healthcare market, we analyze millions of Medicare claims to find potential correlations between claims data and improper payments, which enhance our future recovery rates. Across all of our current markets, we utilize our proprietary analytics tools to continuously and rigorously test our workflow processes in real-time to drive greater process efficiency and improvement in recovery rates.

Furthermore, we believe our enhanced analytics capabilities will extend our potential markets, permitting us to pursue significant new business opportunities. We intend to accelerate the use of our data analytics capabilities in the healthcare sector to offer a variety of services from post and pre-payment audit of healthcare claims in both the public and private healthcare sector, to detection of fraud, waste and abuse of healthcare claims, to coordination of benefits and pharmacy fraud detection.

Workflow Processes

Over many years, we have developed and refined our recovery workflow processes, which we believe drive higher efficiency and productivity and reduce our reliance on labor-intensive methods relative to more traditional recovery outsourcing models. We refer to the patented technology that supports our proprietary workflows as “Smart Bins.” Smart Bins disaggregate otherwise complex recovery processes into a series of simple, efficient and consistent steps that are easily configurable and applicable to different types of recovery-related applications. Our workflow processes integrate a broad range of functions that encompass each stage of a recovery process.

Smart Bins have been designed to be highly intuitive and help our recovery and claims specialists manage each step in the recovery process and enhance their productivity to high levels, regardless of skill differences among specialists. Smart Bins direct specialists toward the most efficient and effective action, or step with respect to the management and recovery of a defaulted student loan, with some input by specialists. Our technology places expert system rules into the workflow engine, allowing employees at different skill levels to manage the more complex work steps that highly experienced workers would perform, while automating document management and compliance functionality as industry regulations and compliance demands change.

The following recovery diagram illustrates how the various components of our platform work together to solve a typical client workflow:

Our Services

We use our technology-enabled services platform to provide recovery and analytics services in a broad range of markets for the identification and recovery of student loans, improper healthcare payments and delinquent state tax and federal treasury receivables. The table below summarizes our recovery services and related analytics capabilities and the markets we serve.

Recovery Services			Analytics Capabilities
Student Loans	Healthcare	Other Markets

•    Provide recovery services to the Department of Education, GAs and private institutions

•    Identify and track defaulted borrowers across our clients’ portfolios of student loans

•    Utilize our proprietary technology, our history of borrower data and our analytics capabilities to rehabilitate and recover past due student loans

•    Earn contingent, success-based fees calculated as a percentage of funds that we enable our clients to recover

•    Provide recovery services to identify improper healthcare payments

•    Analyze millions of Medicare Parts A and B claims as the prime contractor for recovery services for improper payments in the Northeast region of the United States

•    Identify improper payments typically resulting from incorrect coding, procedures that were not medically necessary, incomplete documentation or claims submitted based on outdated fee schedules

•    Earn contingent, success-based fees based on a percentage of claim amounts recovered

•    Provide tax recovery services to state and municipal agencies

•    Recover government debt for numerous different federal agencies under a contract with the Treasury and provide recovery and audit services for the Department of Education

•    Enable financial institutions to proactively manage loan portfolios and reduce the incidence of defaulted loan assets

•    Earn contingent, success-based fees calculated as a percentage of the amounts recovered, fees based on dedicated headcount and hosted technology licensing fees

•    Provide claims audit, pharmacy management and coordination of benefits functions for one of the nation’s largest health care organizations

•    We use our enhanced data analytics capabilities, which we refer to as Performant Insight, to offer a variety of services from post- and pre-payment audit of healthcare claims to detection of fraud, waste and abuse of healthcare claims, to coordination of benefits and pharmacy fraud detection

Recovery Services

Student Loans

We provide recovery services primarily to the government-supported student loan industry, and our clients include the Department of Education and several of the largest GAs, as well as private financial institutions. We use our proprietary technology to identify, track and communicate with defaulted borrowers on behalf of our clients to implement suitable recovery programs for the repayment of outstanding student loan balances.

Our clients contract with us to provide recovery services for large pools of student loans generally representing a portion of the total outstanding defaulted balances they manage, which they provide to us as “placements” on a periodic basis. Generally, the volume of placements that we receive from our clients is influenced by our performance under our contracts and our ability to recover funds from defaulted student loans, as measured against the performance of competitors who may service a similar pool of defaulted loans for the same client. To the extent we perform well under our existing contracts and differentiate our services from those of our competitors, we may receive a relatively greater number of student loan placements under these contracts and may improve our ability to obtain future contracts from these clients and other potential clients.

We use algorithms derived from over two decades of experience with defaulted student loans to make reasonably accurate estimates of the recovery outcomes likely to be derived from a placement of defaulted student loans.

We also restructure and recover student loans issued directly by banks to students outside of federal lending programs. These types of loans typically supplement government-supported student loans to meet any shortfall in supply of student loan needs that cannot be met by grants or federal loans. Unlike government-supported student loans, private student loans do not have capped interest rates and, accordingly, involve higher instances of default relative to federally-backed student loans.

Healthcare

We provide recovery services related to improper payments in the healthcare market. In 2009 we were awarded the role as one of four prime RAC contractors in the United States, with exclusive responsibility for the Northeast region. Under our RAC contract, we identify and facilitate the recovery of improper Parts A and B Medicare payments. Our geographical region accounted for approximately 23% of all Medicare spending in 2009 according to CMS. Our relationship with CMS began in 2005 with an initial demonstration contract to recover improper payments for Medicare Secondary Payor claims.

We utilize our technology-enabled services platform to screen Medicare claims against several criteria, including coding procedures and medical necessity standards, to determine whether a claim should be further investigated for recoupment or adjustment by CMS. We conduct automated and, where appropriate, detailed medical necessity reviews. If we determine that the likelihood of finding potential improper payment warrants further investigation, we request and review healthcare provider medical records related to the claim, utilizing experts in Medicare coding and registered nurses. We interact and communicate with healthcare providers and other administrative entities, and ultimately submit the claim to CMS for correction.

To accelerate our ability to provide Medicare audit and recovery services across our region following our award of the RAC contract, we outsource certain aspects of our healthcare recovery process to three different subcontractors. Two of these subcontractors provide a specific service to us in connection with our claims recovery process, and one subcontractor is engaged to provide all of the audit and recovery services for claims within a portion of our region. According to CMS, the geographic area allocated to this subcontractor represented approximately 17% of the total Medicare spending in our region in 2009.

Other Markets

We also provide recovery services to several state and municipal tax authorities, the Department of the Treasury, the Department of Education and a number of financial institutions.

For state and municipal tax authorities, we analyze a portfolio of delinquent tax and other receivables placed with us, develop a recovery plan and execute a recovery process designed to maximize the recovery of funds. In some instances, we have also run state tax amnesty programs, which provide one-time relief for delinquent tax obligations, and other debtor management services for our clients. We currently have relationships with ten state and municipal governments. Delinquent obligations are placed with us by our clients and we utilize a process that is similar to the student loan recovery process for recovering these obligations.

For the Department of the Treasury, we recover government debt subrogated to it by numerous different federal agencies. The placements we are provided represent a mix of commercial and individual obligations. We are one of four contractors for the most recent Treasury contract.

We also provide risk management advisory services that enable these clients to proactively manage loan portfolios and reduce the incidence of defaulted loan assets over time. Our experience suggests that proactive default prevention practices produce significant net yield and earnings gains for our clients. We deliver these services in two forms. First, we contact and consult with borrowers to implement a repayment program, including payment through automatic debit arrangements, prior to the beginning of the repayment period in order to increase the likelihood that payments begin on time. Second, we offer a service that involves contacting delinquent borrowers in an effort to cure the delinquency prior to the loan entering default.

Analytics Capabilities

For several years, we have leveraged our data analytics tools to help filter, identify and recover delinquent and defaulted assets and improper payments as part of our core recovery services platform. Through a strategic investment, we acquired enhanced data analytics capabilities, which we refer to as Performant Insight. Performant Insight added new capabilities in data warehousing and data processing tools that accelerated our ability to review, aggregate, and synthesize very large volumes of structured and unstructured data, at high speeds, from the initial intake of disparate data sources, to the warehousing of the data, to the analysis and reporting of the data. We believe we have built a differentiated, next-generation “end-to-end” data processing solution that will maximize value for current and future customers.

Performant Insight provides numerous benefits for our recovery services platform. Performant Insight has not only enhanced our existing recovery services under our RAC contract by analyzing significantly higher volumes of healthcare claims at faster rates and reducing our cycle time to review and assess healthcare claims, but has also enabled us to develop improved and more sophisticated business intelligence rules that can be applied to our audit processes. We believe our enhanced analytics capabilities will extend our potential markets, permitting us to pursue significant new business opportunities. We intend to accelerate the use of our data analytics capabilities in the healthcare sector to offer a variety of services from post and pre-payment audit of healthcare claims in both the public and private healthcare sector, to detection of fraud, waste and abuse of healthcare claims, to coordination of benefits and pharmacy fraud detection. For example, in February 2013, we announced a strategic relationship to offer recovery services to identify improper coding, billing and payments for the specialty pharmacy customers of Magellan Health Services Inc. (NASDAQ: MGLN).

While our revenues from analytics services are limited to date, we believe these services represent a meaningful future opportunity. We currently offer analytics services to one of the largest national healthcare organizations where our analytics services provide real-time financial and operational cost analyses to help support a broad range of compliance and fiscal management functions across the organization, including claims audit, pharmacy management and coordination of benefits. In addition, we are developing strategies to deploy these services in markets other than healthcare.

Our Clients

We provide our services across a broad range of government and private clients in several markets.

Department of Education

We have provided student loan recovery services to the Department of Education for approximately 22 years. We restructure and recover defaulted student loans distributed directly by the Department of Education as part of the FDSLP. Due to its limited resources and recovery capabilities, the Department of Education outsources much of its defaulted student loan portfolio to third-party vendors for recovery. Recovery fees are entirely contingency-based, and our fee for a particular recovery depends on the type of recovery facilitated. We also receive incremental performance incentives based upon our performance as compared to other contractors with the Department of Education, which are comprised of additional inventory allocation volumes and incentive fees. To participate in the Department of Education contracts, firms must follow a highly competitive selection process. For the latest Department of Education contract, the fourth major contract the Department of Education has outsourced to selected vendors, we were selected as one of 17 unrestricted vendors and initiated work on this contract in the fourth quarter of 2009. Because all federally-supported student loans are being originated by the Department of Education as a result of SAFRA, our relationship with the Department of Education will become increasingly more important over time. The Department of Education was responsible for approximately 13.8% of our revenues for the year ended December 31, 2012.

In addition, we were awarded a contract in January 2013 with the Department of Education to conduct a payment recapture of goods and services, which excludes grants and student loans, contracted for by the department. Under this contract, we identify, evaluate and report the causes for contract overpayments and provide recovery services to assist the Department of Education in recovering these improper payments.

Guaranty Agencies

We restructure and recover defaulted student loans issued by private lenders and backed by GAs under the FFELP. Despite the transition from FFELP to FDSLP, we believe GA default volumes will continue to rise for several years as there is a lag between originations and defaults of at least three to four years. When a borrower stops making regular payments on a FFELP loan, the GA is obligated to reimburse the lender approximately 97% of the loan’s principal and accrued interest. GAs then seek to recover and restructure these obligations. The GAs with which we contract generally structure one to three-year initial term contracts with multiple renewal periods, and the fees that we receive are generally similar to the fees we receive from the Department of Education contract. For some GA clients, we provide services through MSAs, under which we manage a GA’s entire portfolio of defaulted student loans and, for certain clients, engage subcontractors to provide a portion of the recovery services associated with a GA’s student loan portfolio.

We have a relationship with 11 of the 31 active GAs in the U.S., including Great Lakes Higher Education Guaranty Corporation, American Student Assistance Corporation and American Education Services, each of which was responsible for 18.7%, 12.1% and 10.7%, respectively, of our revenues for the year ended December 31, 2012. We have had relationships with GA clients for over 25 years.

CMS

We have a seven-year relationship with CMS. Under our RAC contract with CMS awarded in 2009, we identify and facilitate the recovery of improper Parts A and B Medicare payments in the Northeast region of the United States and which accounted for approximately 25.8% of our revenues for the year ended December 31, 2012. The fees that we receive for identifying these improper payments from CMS are entirely contingency-based, and the contingency-fee percentage depends on the methods of recovery, and, in some cases, the type of improper payment that we identify.

U.S. Department of the Treasury

We have assisted the Department of the Treasury for 15 years in the recovery of delinquent receivables owed to a number of different federal agencies. The debt obligations we help to recover on behalf of the Department of the Treasury include commercial and individual debt obligations. We are one of the four firms servicing the current Department of the Treasury contract. Similar to our other recovery contracts, our fees under this contract are contingency-based. We view this as an important strategic relationship, as it provides us valuable insight into other business opportunities within the federal government.

State Tax and Municipal Agencies

We provide outsourced recovery services for individuals’ delinquent state tax and other municipal obligations on a hosted model and under MSAs. We currently have relationships with ten state and municipal governments.

Private Lenders

We provide recovery services for private student loans, that supplement federally guaranteed loans, and home mortgages to private lenders.

Sales and Marketing

Our new business opportunities have historically been driven largely by referrals and natural extensions of our existing client relationships, as well as a targeted outreach by senior management. Our sales cycles are often lengthy, and demand high levels of attention from our senior management. At any point in time, we are typically focused on a limited number of potentially significant new business opportunities. As a result, to date, we have operated with a small staff of experienced individuals with responsibility for developing new sales, relying heavily upon our executive staff, including a Senior Vice President of Sales and Marketing and a sales team covering various markets.

Technology Operations

Our technology center is based in Livermore, California, with a redundant capacity in our Grants Pass, Oregon office. Additionally, Performant Insight, our new data analytics business, is supported by staff in Miami Lakes, Florida. We have designed our infrastructure for scalability and redundancy, which allows us to continue to operate in the event of an outage at either datacenter. We maintain an information systems environment with advanced network security intrusion detection and prevention with 24x7 monitoring and security incident response capabilities. We utilize encryption technologies to protect sensitive data on our systems, all data during transmission and all data on redundancy or backup media. We also maintain a comprehensive enterprise-wide information security system based upon recognized standards, including the NIST800 53 and ISO 27002 Code of Practice for Information Security Program Management, to uphold high security standards needed for the protection of sensitive information.

Competition

We face significant competition in all aspects of our business.

In recovery services for delinquent and defaulted assets, we face competition from a number of companies. Holders of these delinquent and defaulted assets typically engage several firms simultaneously to provide recovery services on different portions of their portfolios. The number of recovery firms engaged varies by client. For example, we are one of 17 unrestricted providers of recovery services on the current Department of Education contract, while some of the GAs may only engage a few recovery vendors at any time. Initially, we compete to be one of the retained firms in a competitive bidding process and, if we are successful, we then face continuing competition from the client’s other retained firms based on the client’s benchmarking of the recovery performance of its several vendors. Clients such as the Department of Education typically will allocate additional placements to those recovery vendors producing the highest recovery rates. We believe that we primarily compete on the basis of recovery rate performance, as well as maintenance of high standards of recovery practices and data security capabilities. We believe that we compete favorably with respect to most of these factors as evidenced by our long-standing relationships with our clients in these markets. Pricing is not usually a major competitive factor as all recovery services vendors in these markets typically receive the same contingency-based fee rate.

In the recovery of improper healthcare payments, we faced a highly competitive process, involving a large number of bidders, to become one of the four prime RAC contractors in the United States. CMS issued a request for quotes in connection with the re-bidding for the RAC contract in February 2013. Although our RAC contract is currently set to expire in 2014, CMS may terminate our RAC contract as early as August 2013 in connection with this re-bidding process. We expect that our competition will include the other three RAC service providers: Health Management Systems, Inc., Connolly Consulting, Inc. and CGI Group. We also may face competition from the subcontractors of the current prime RAC contractors, who may seek to use their experience as subcontractors to become prime contractors, and a variety of healthcare consulting and healthcare information services companies are potential competitors. Some of these potential competitors for the second RAC contract may have greater financial and other resources than we do. According to the request for quotes, the competitive factors for this new RAC contract are demonstrated experience in effective recovery services in the healthcare market, sufficient capacity to address claims volumes, maintenance of high standards of recovery practices, financial capability to perform under the RAC contract and recovery fee rates. We believe that our seven year relationship with CMS and our related experience in providing recovery services to identify improper payments allows us to compete favorably with respect to many of these factors. We expect that our performance in identifying claims, managing the claims processes under the current RAC contract, and established systems integration with CMS and related Medicare administrative contractors will also be key factors in determining our continued service to CMS.

Government Regulation

The nature of our business requires that we adhere to a complex array of federal and state laws and regulations. These include HIPAA, the FDCPA, the FCRA, and related state laws. We are also governed by a variety of state laws that regulate the collection, use, disclosure and protection of personal information. We have implemented and maintain physical, technical and administrative safeguards intended to protect all personal data and we have processes in place to assist us in complying with applicable laws and regulations regarding the protection of this data. Our compliance efforts include training of personnel and monitoring our systems and personnel.

HIPAA and Related State Laws

Our Medicare recovery business subjects us to compliance with HIPAA and various related state laws that contain substantial restrictions and requirements with respect to the use and disclosure of an individual’s protected health information. HIPAA prohibits us from using or disclosing an individual’s protected health information unless the use or disclosure is authorized by the individual or is specifically required or permitted under HIPAA. Under HIPAA, we must establish administrative, physical and technical safeguards to protect the confidentiality, integrity and availability of electronic protected health information maintained or transmitted by us or by others on our behalf. We are required to notify affected individuals and government authorities of data security breaches involving unsecured protected health information. The Department of Health and Human Services Office of Civil Rights enforces HIPAA privacy violations; CMS enforces HIPAA security violations and the Department of Justice enforces criminal violations of HIPAA. We are subject to statutory penalties for violations of HIPAA.

Most states have enacted patient confidentiality laws that protect against the unauthorized disclosure of confidential medical information, and many states have adopted or are considering further legislation in this area, including privacy safeguards, security standards and data security breach notification requirements. These state laws, if more stringent than HIPAA requirements, are not preempted by the federal requirements, and we must comply with them even though they may be subject to different interpretations by various courts and other governmental authorities. In addition, numerous other state laws govern the collection, dissemination, use, access to and confidentiality of individually identifiable health and healthcare provider information.

Our compliance efforts include the encryption of protected health information that we hold and the development of procedures to detect, investigate and provide appropriate notification if protected health information is compromised. Our employees and contractors receive initial and periodic supplemental training and are tested to ensure compliance. As part of our certification and accreditation process, we must undergo audits by federal agencies as noted below. CMS regularly audits us for, among other items, compliance with their security standards.

Privacy Act of 1974

The Privacy Act of 1974 governs the collection, use, storage, destruction and disclosure of personal information about individuals by a government agency and extends to government contractors who have access to agency records performing services for government agencies. The Act requires maintenance of a code of conduct for employees with access to the agency records addressing the obligations under the Privacy Act, training of employees and discipline procedures for noncompliance. The Act also requires adopting and maintaining appropriate administrative, technical and physical safeguards to insure the security and confidentiality of records and to protect against any anticipated threats or hazards to their security or integrity.

As a contractor to federal government agencies we are required to comply with the Privacy Act of 1974. Our compliance effort includes initial and ongoing training of employees and contractors in their obligations under the Act. In addition we have implemented and maintain physical, technical and administrative safeguards and processes intended to protect all personal data consistent with or exceeding our obligations under the Privacy Act.

Certification, Accreditation and Security

Business services that collect, store, transmit or process information for United States government agencies and organizations are required to undergo a rigorous certification and accreditation process to ensure that they operate at an acceptable level of security risk. As a government contractor, we currently have Authority to Operate, or ATO, licenses from both the Department of Education and CMS.

We maintain a comprehensive enterprise-wide information security system based upon recognized standards, including the NIST800 53 and ISO 27002 Code of Practice for Information Security Program Management, to uphold high security standards needed for the protection of sensitive information. In addition, we hold SSAE – SOC 1 Type II certification, which provides assurance to auditors of third parties that we maintain the necessary controls and procedures to effectively manage third party data. We undergo an independent audit by our government agency clients on the award of the contract and periodically thereafter. We also conduct periodic self-assessments.

Our regulatory compliance group is charged with the responsibility of ensuring our regulatory compliance and security. All our facilities have security perimeter controls with segregated access by security clearance level. The information systems environment maintains advanced network security intrusion detection and prevention with 24x7 monitoring and security incident response capabilities. We utilize encryption technologies to protect sensitive data on our systems, all data during transmission and all data on redundancy or backup media. Employees undergo background and security checks appropriate to their position. This can include security clearances by the Federal Bureau of Investigation. We also maintain compliant disaster recovery and business continuity plans, conduct an annually two table top disaster exercises, conduct routine security risk assessments and maintain a continuous improvement process as part of our security risk mitigation and management activity.

FDCPA and Related State Laws

The FDCPA regulates persons who regularly collect or attempt to collect, directly or indirectly, consumer debts owed or asserted to be owed to another person. Certain of our debt recovery and loan restructuring activities may be subject to the FDCPA. The FDCPA establishes specific guidelines and procedures that debt recovery firms must follow in communicating with consumer debtors, including the time, place and manner of such communications. Further, it prohibits harassment or abuse by debt recovery firms, including the threat of violence or criminal prosecution, obscene language or repeated telephone calls made with the intent to abuse or harass. The FDCPA also places restrictions on communications with individuals other than consumer debtors in connection with the collection of any consumer debt and sets forth specific procedures to be followed when communicating with such third parties for purposes of obtaining location information about the consumer. In addition, the FDCPA contains various notice and disclosure requirements and prohibits unfair or misleading representations by debt recovery firms. Finally, the FDCPA imposes certain limitations on lawsuits to collect debts against consumers.

Debt recovery activities are also regulated at state level. Most states have laws regulating debt recovery activities in ways that are similar to, and in some cases more stringent than, the FDCPA. In addition, some states require debt recovery firms to be licensed.

Our compliance efforts include written procedures for compliance with the FDCPA and related state laws, employee training and monitoring, auditing client calls, periodic review, testing and retraining of employees, and procedures for responding to client complaints. In all states where we operate, we believe that we currently hold all required state licenses or are exempt from licensing. Violations of the FDCPA may be enforced by the U.S. Federal Trade Commission, or FTC, or by a private action by an individual or class. Violations of the FDCPA are deemed to be an unfair or deceptive act under the Federal Trade Commission Act, which can be punished by fines for each violation. Class action damages can total up to one percent of the net worth of the entity violating the statute. Attorney fees and costs are also recoverable. In the ordinary course of business we are sued for alleged violations of the FDCPA and comparable state laws, although the amounts involved in the disposition of settlement of any such claims have not been significant.

FCRA

We are also subject to the Fair Credit Reporting Act, or FCRA, which regulates consumer credit reporting and which may impose liability on us to the extent that the adverse credit information reported on a consumer to a credit bureau is false or inaccurate. State law, to the extent it is not preempted by the FCRA, may also impose restrictions or liability on us with respect to reporting adverse credit information. Our compliance efforts include initial and ongoing training of employees working with consumer credit reports, monitoring of performance, and periodic review and risk assessments. Violations of FCRA, which are deemed to be unfair or deceptive acts under the Federal Trade Commission Act, are enforced by the FTC or by a private action by an individual or class. Civil actions by consumers may seek damages per violation, with punitive damages, attorneys fees and costs also recoverable. Under the Federal Trade Commission Act, penalties for engaging in unfair or deceptive acts can be punished by fines for each violation.

State Law Compliance and Security Breach Response

Many states impose an obligation on any entity that holds personally identifiable information or health information to adopt appropriate security to protect such data against unauthorized access, misuse, destruction, or modification. Many states have enacted laws requiring holders of personal information to take certain actions in response to data breach incidents, such as providing prompt notification of the breach to affected individuals and government authorities. In many cases, these laws are limited to electronic data, but states are increasingly enacting or considering stricter and broader requirements. Massachusetts has enacted a regulation that requires any entity that holds, transmits or collects certain personal information about its residents to adopt a written data security plan meeting the requirements set forth in the statute. We have implemented and maintain physical, technical and administrative safeguards intended to protect all personal data and have processes in place to assist us in complying with applicable laws and regulations regarding the protection of this data and properly responding to any security incidents. We have adopted a system security plan and security breach incident response plans to address our compliance with these laws.

Intellectual Property

Our intellectual property is a significant component of our business, most notably the intellectual property underlying our proprietary technology-enabled services platform through which we provide our defaulted asset recovery and other services. To protect our intellectual property, we rely on a combination of intellectual property rights, including patents, trade secrets, trademarks and copyrights. We also utilize customary confidentiality and other contractual protections, including employee and third-party confidentiality and invention assignment agreements.

As of December 31, 2012, we have two U.S. patents, both covering aspects of the workflow management systems and methods incorporated into our technology-enabled services platform. These patents will expire in December 2019. We routinely assess appropriate occasions for seeking additional patent protection for those aspects of our platform and other technologies that we believe may provide competitive advantages to our business. We also rely on certain unpatented proprietary expertise and other know-how, licensed and acquired third-party technologies, and continuous improvements and other developments of our various technologies, all intended to maintain our leadership position in the industry.

As of December 31, 2012, we own five trademarks registered with the U.S. Patent and Trademark office: Performant, Performant Recovery, Performant Technologies, Discovery Analytics and Performant Business Services. We are in the process of registering additional trademarks supporting our business, and we claim common law trademark rights in numerous additional trademarks.

We have registered copyrights covering various copyrighted material relevant to our business. We also have unregistered copyrights in many components of our software systems. We may not be able to use these unregistered copyrights to prevent misappropriation of such content by unauthorized parties in the future; however, we rely on our extensive information technology security measures and contractual arrangements with employees and third-party contractors to minimize the opportunities for any such misuse of this content.

We are not subject to any material intellectual property claims alleging that we infringe, misappropriate or otherwise violate the intellectual property rights of any third party, nor have we asserted any material intellectual property infringement claim against any third party.

Employees

As of December 31, 2012, we had approximately 1,500 full-time employees. None of our employees is a member of a labor union and we consider our employee relations to be good.

Available Information

The SEC maintains an Internet site at http://www.sec.gov that contains our the Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, if any, or other filings filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, proxy and information statements. All reports that we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC, 20549. Information about the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

ITEM 1A.	Risk Factors

Our business, financial condition, results of operations and liquidity are subject to various risks and uncertainties, including those described below, and as a result, the trading price of our common stock could decline.

Risks Related to Our Business

Revenues generated from our five largest clients represented 81% of our revenues for the year ended December 31, 2012, and any termination of or deterioration in our relationship with any of these clients would result in a decline in our revenues.

We derive a substantial majority of our revenues from a limited number of clients, including the Department of Education, CMS and three GAs. Revenues from our five largest clients represented 81% of our revenues for the year ended December 31, 2012. We expect that our revenues will become increasingly concentrated with our major clients as a result of rising business volumes under our RAC contract, which accounted for approximately 25.8% of our revenues in 2012, compared to approximately 13.2% of our revenues in 2011. If we lose one of these clients or if the terms of our relationships with any of these clients become less favorable to us, our revenues would decline, which would harm our business, financial condition and results of operations.

Many of our contracts with our clients for the recovery of student loans and other receivables are subject to periodic renewal or re-bidding processes, are not exclusive and do not commit our clients to provide specified volumes of business and, as a consequence, there is no assurance that we will be able to maintain our revenues and operating results.

Substantially all of our existing contracts for the recovery of student loan and other receivables, which represented approximately 63.0% of our revenues in 2012, enable our clients to unilaterally terminate their contractual relationship with us at any time without penalty, potentially leading to loss of business or renegotiation of terms. Our contracts generally are subject to a periodic rebidding process at the end of the contract term. Further, most of our contracts in these markets allow our clients to unilaterally change the volume of loans and other receivables that are placed with us at any given time. In addition, most of our contracts are not exclusive, with our clients retaining multiple service providers with whom we must compete for placements of loans or other obligations. Therefore, despite our contractual relationships with our clients, our contracts do not provide assurance that we will generate a minimum amount of revenues or that we will receive a specific volume of placements.

Our revenues and operating results would be negatively affected if our student loans and receivables clients, which include four of our five largest clients in 2012, do not renew their agreements with us upon contract expiration, reduce the volume of student loan placements provided to us, modify the terms of service, including the success fees we are able to earn upon recovery of defaulted student loans, or any of these clients establish more favorable relationships with our competitors. For example, we have been advised that our contractual arrangement with the Department of Education is under review as a result of the Department of Education’s decision to have its recovery vendors promote income-based repayment, or IBR, to defaulted student loans. The IBR program provides flexibility on the required monthly payment for student loan borrowers at an amount intended to be affordable based on a borrower’s income and family size. As a result of the increased application of the IBR program to defaulted student loans, we expect that there will be an increase in the number of loans that become eligible for rehabilitation because more defaulted student loan borrowers will be able to make qualifying payments. In connection with the implementation of the IBR program, we have been advised that the Department of Education will reduce the contingency fee rate that we will receive for rehabilitating student loans by approximately 18% effective March 1, 2013, although this change is still subject to further review and finalization by the Department of Education. Any changes in the contingency fee percentages or other compensation terms that we are paid under existing and future contracts could have a significant impact on our revenues and operating results.

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

Similarly, we faced a highly competitive bidding process to become one of the four prime RAC contractors that provide recovery services for improper Medicare payments. CMS issued a request for quotes in connection with the re-bidding for the RAC contract in February 2013. Although our RAC contract is currently set to expire in 2014, CMS may terminate our RAC contract as early as August 2013 in connection with the re-bidding process for new RAC contracts. We expect that this process will be competitive. The failure to retain this contract or a significant adverse change in the terms of this contract, which generated approximately 25.8% of our revenues in the year ended December 31, 2012, would seriously harm our ability to maintain or increase our revenues and operating results.

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

We have historically derived and are likely to continue to derive a significant portion of our revenues from the U.S. federal government. For the year ended December 31, 2012, revenues under contracts with the U.S. federal government accounted for approximately 42% of our total revenues, compared to 27% for the year ended December 31, 2011. In addition, fees payable by the U.S. federal government are expected to become a larger percentage of our total revenues over the next several years as a result of legislation that has transferred responsibility for all new student loan origination to the Department of Education. The continuation and exercise of renewal options on existing government contracts and any new government contracts are, among other things, contingent upon the availability of adequate funding for the applicable federal government agency. Changes in federal government spending could directly affect our financial performance. For example, the Obama Administration’s proposed budget for the year ending September 30, 2013, included a proposal designed to redirect federal government spending to an alternative federal program by decreasing the amount that GAs are compensated when they rehabilitate defaulted loans. While the Obama Administration’s budget proposal was not approved by Congress, in June 2012, a bill containing similar provisions reducing the compensation of GAs for rehabilitation of defaulted student loans was subsequently introduced in the U.S. Senate. The loss of business from the U.S. federal government, or significant policy changes or financial pressures within the agencies of the U.S. federal government that we serve would result in a significant decrease in our revenues, which would adversely affect our business, financial condition and results of operations.

Future legislative or regulatory changes affecting the markets in which we operate could impair our business and operations.

The two principal markets in which we provide our recovery services, government-supported student loans and the Medicare program, are a subject of significant legislative and regulatory focus and we cannot anticipate how future changes in government policy may affect our business and operations. For example, SAFRA significantly changed the structure of the government-supported student loan market by assigning responsibility for all new government-supported student loan originations to the Department of Education, rather than originations by private institutions and backed by one of 31 government-supported GAs. This legislation, and any future changes in the legislation and regulations that govern these markets, may require us to adapt our business to the new circumstances and we may be unable to do so in a manner that does not adversely affect our business and operations.

Our business relationship with the Department of Education has accounted for a significant portion of our revenues and will take on increasing importance to our business as a result of SAFRA. Our failure to maintain this relationship would significantly decrease our revenues.

The majority of our historical revenues from the student loan market have come from our relationships with the GAs. As a result of SAFRA, the Department of Education will ultimately become the sole source of revenues in this market, although the GAs will continue to service their existing student loan portfolios for many years to come. As a result, over time, defaults on student loans originated by the Department of Education will predominate and our ability to maintain the revenues we had previously received from a number of GA clients will depend on our relationship with a single client, the Department of Education. While we have 22 years of experience in performing student loan recovery services for the Department of Education, we are one of 17 unrestricted recovery service providers on the current Department of Education contract. In 2012, student loan recovery work for the Department of Education generated revenues of $29.0 million, or approximately 13.8% of our total revenues. The Department of Education is expected to initiate a contract re-compete process during the first half of 2013. If our relationship with the Department of Education terminates or deteriorates or if the Department of Education, ultimately as the sole holder of defaulted student loans, requires its contractors to agree to less favorable terms, our revenues would significantly decrease, and our business, financial condition and results of operations would be harmed.

We could lose clients as a result of consolidation among the GAs, which would decrease our revenues.

As a result of SAFRA, which terminated the ability of the GAs to originate government-supported student loans, some have speculated that there may be consolidation among the 31 GAs. If GAs that are our clients are combined with GAs with whom we do not have a relationship, we could suffer a loss of business. We currently have relationships with 11 of the 31 GAs and three of our GA clients were each responsible for more than 10% of our total revenues in 2012. The consolidation of our GA clients with others and the failure to provide recovery services to the consolidated entity could decrease our revenues, which could negatively impact our business, financial condition and results of operations.

Our ability to derive revenues under our RAC contract will depend in part on the number and types of potentially improper claims that we are allowed to pursue by CMS as well as the amounts that we are allowed to recover for CMS, and our results of operations may be harmed if the scope of claims that we are allowed to pursue is limited.

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

Further, the improper claims approved by CMS and identified by us may be challenged by affected parties and these challenges may lead to changes in our RAC contract instituted by CMS. For example, in November 2012 the American Hospital Association and four hospitals filed a lawsuit against Kathleen Sebelius, the Secretary of the Department of Health and Human Services. The lawsuit claims, among other things, that CMS is acting improperly in completely denying payment for claims initially made under Medicare Part A (inpatient) that should have been made under Medicare Part B (outpatient), rather than remitting the difference between the Part A and Part B payments. This type of improper claim has accounted for a substantial portion of the claims we have identified under our RAC contract. If our contingency fee payment from CMS for identifying these claims is based on the difference between a Part A and Part B payment, our revenues may be harmed.

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

For example, a technology system upgrade at the Department of Education caused fluctuations in our operating results. This upgrade significantly decreased the volume of student loan placements by the Department of Education to all recovery vendors, including us, during 2011 and through September 30, 2012. While we and the other recovery vendors have recently received substantially larger placement volume in the fourth quarter of 2012 as a result of the completion of this technology system upgrade, the majority of the revenues from these placements will be delayed until the third quarter of 2013 because we do not begin to earn rehabilitation revenues from a given placement until at least nine months after receipt of a placement. In addition, for approximately twelve months beginning in September 2011, this technology system upgrade prevented the Department of Education from processing a portion of rehabilitated student loans and accordingly we were not able to recognize certain revenues associated with rehabilitation of loans for this client. However, the Department of Education continued to pay us based on invoices submitted and we recorded these cash receipts as deferred revenues on our balance sheet.

Further, our claim recovery volume is currently impacted by a system adjustment that is being implemented by CMS for its Periodic Income Payment providers, or PIP providers. PIP providers are reimbursed for Medicare claims through different processes than other healthcare providers, and CMS is in the process of making certain system adjustments in order to allow these claims to be processed. Prior to April 2012, we were not permitted to audit Medicare claims for these PIP providers, which we estimate to account for approximately 20% of Medicare claims in our region. The improper payments to PIP providers that we have identified were not processed by CMS from April 2012 until January 2013, when a small portion of such payments began to be processed manually. As a result, we will not recognize any revenues from identified improper payments to PIP providers as of December 31, 2012, but we have incurred expenses related to these claims. We estimate that this delayed our recognition of approximately $6 million in revenues in 2012, although we began to recognize a portion of these revenues starting in the first quarter of 2013. CMS remains in the process of implementing the necessary changes to its systems that would allow these claims to be processed automatically and allow us to recognize these revenues and we believe that the necessary upgrade will be complete in the second quarter of 2013. While we believe that this delay in automatic processing is temporary, we are uncertain as to when automatic processing will begin and the failure of CMS to process these and future claims on a timely basis will delay our recognition of the revenues until this is resolved. Because our revenues are dependent on many factors, some of which are outside of our control, we may experience significant fluctuations in our results of operations and as a result volatility in our stock price.

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

We may not succeed in maintaining our profitability on a quarterly or annual basis and could incur quarterly or annual losses in future periods. We have incurred additional operating expenses associated with being a public company and we intend to continue to increase our operating expenses as we grow our business. We also expect to continue to make investments in our proprietary technology platform and hire additional employees and subcontractors as we expand our healthcare recovery and other operations, thus incurring additional expenses. If our revenues do not increase to offset these increases in expenses, our operating results could be adversely affected. Our historical revenues and net income growth rates are not indicative of future growth rates.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Act and other applicable securities rules and regulations. Compliance with these rules and regulations has increased our legal and financial compliance costs, made some activities more difficult, time-consuming or costly and increased or will continue to increase demand on our systems and resources, particularly after we are no longer an “emerging growth company.” The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses.

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

We will remain an “emerging growth company” for up to five years following our initial public offering in August 2012, although if the market value of our common stock that is held by non-affiliates exceeds $700 million as of any June 30 before that time, our revenues exceed $1 billion, or we issue more than $1 billion in non-convertible debt in a three-year period, we would cease to be an “emerging growth company” as of the following December 31.

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

The success of our business depends in part upon our proprietary technology platform. We rely on a combination of copyright, patent, trademark, and trade secret laws, as well as on confidentiality procedures and non-compete agreements, to establish and protect our proprietary technology rights. The steps we have taken to deter misappropriation of our proprietary technology may be insufficient to protect our proprietary information. Any infringement or misappropriation of our patents, trademarks, trade secrets, or other intellectual property rights could adversely affect any competitive advantage we currently derive or may derive from our proprietary technology platform and we may incur significant costs associated with litigation that may be necessary to enforce our intellectual property rights.

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

As of December 31, 2012, our total debt was $147.8 million. For the year ended December 31, 2012, our consolidated interest expense was approximately $12.4 million. Our ability to make scheduled payments or to refinance our debt obligations and to fund our other liquidity needs depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot make assurances that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness and to fund our other liquidity needs. If our cash flows and capital resources are insufficient to fund our debt service obligations and allow us to maintain compliance with the covenants under our credit agreement or to fund our other liquidity needs, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot ensure that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements, including our credit agreement. If we cannot make scheduled payments on our debt, we will be in default and, as a result, our debt holders could declare all outstanding principal and interest to be due and payable, the lenders under our credit agreement could terminate their commitments to lend us money and foreclose against the assets securing our borrowings and we could be forced into bankruptcy or liquidation.

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

The trading market for our common stock relies in part on the research and reports that securities analysts and other third parties choose to publish about us. We do not control whether these analysts or other third parties provide research regarding our company. The price of our common stock could decline if one or more securities analysts downgrade our common stock or if one or more securities analysts or other third parties publish inaccurate or unfavorable research about us or cease publishing reports about us.

Risks Related to Our Common Stock

We are subject to certain phase-in provisions of the NASDAQ Marketplace Rules and, as a result, we will not immediately be subject to certain corporate governance provisions.

Because of our public offering in February 2013, Parthenon Capital Partners no longer controls a majority of our common stock. As a result, we will no longer be a “controlled company” within the meaning of the corporate governance standards of the NASDAQ Global Select Market. However, we will rely on phase-in provisions for certain stock exchange corporate governance requirements, including:

•	the requirement that a majority of the board of directors consists of independent directors;

•	the requirement that nominating and corporate governance matters be decided solely by independent directors; and

•	the requirement that employee and officer compensation matters be decided solely by independent directors.

We intend to utilize each of these phase-in provisions. As a result, we do not have a majority of independent directors and our nominating and corporate governance and compensation functions are not decided solely by independent directors. Accordingly, you do not have the same protections afforded to stockholders of companies that are subject to all of the stock exchange corporate governance requirements.

The price of our common stock could be volatile.

Since our initial public offering in August 2012, the price of our common stock, as reported by NASDAQ, has ranged from a low sales price of $7.55 on November 27, 2012 to a high sales price of $14.09 on March 4, 2013. The trading price of our common stock may be significantly affected by various factors, including: quarterly fluctuations in our operating results; the financial projections we may provide to the public, any changes in those projections or our failure to meet those projections; changes in investors’ and analysts’ perception of the business risks and conditions of our business; our ability to meet the earnings estimates and other performance expectations of financial analysts or investors; unfavorable commentary or downgrades of our stock by equity research analysts; termination of lock-up agreements or other restrictions on the ability of our existing stockholders to sell their shares after our public offering in February 2013 and our initial public offering; changes in our capital structure, such as future issuances of debt or equity securities; lawsuits threatened or filed against us; strategic actions by us or our competitors, such as acquisitions or restructurings; new legislation or regulatory actions; changes in our relationship with any of our significant clients; fluctuations in the stock prices of our peer companies or in stock markets in general; and general economic conditions.

Future sales, or the perception of future sales, of our common stock may lower our stock price.

If our existing stockholders sell a large number of shares of our common stock, the market price of our common stock could decline significantly. In addition, the perception in the public market that our existing stockholders might sell shares of common stock could depress the market price of our common stock, regardless of the actual plans of our existing stockholders. As of March 20, 2013, a total of 46,720,569 shares of common stock were outstanding, assuming that there are no exercises of options after December 31, 2012. Of these shares, the 9,200,000 shares of common stock sold in our February 2013 offering and the 10,350,000 shares that were sold in our initial public offering, will be freely tradable in the public market without restriction or further registration under the Securities Act of 1933, or the Securities Act, unless these shares are held by “affiliates,” as that term is defined in Rule 144 under the Securities Act. 27,728,773 shares are subject to lock-up agreements entered into in connection with our February 2013 offering restricting the sale of those shares until May 2013, unless otherwise extended. The underwriters may waive the lock-up restriction and allow any of the stockholders subject to this restriction to sell their shares at any time.

Our significant stockholder has the ability to control significant corporate activities and our majority stockholder’s interests may not coincide with yours.

Parthenon Capital Partners beneficially owned approximately 48.7% of our common stock as of March 20, 2013. As a result of its ownership, Parthenon Capital Partner has the ability to influence the outcome of matters submitted to a vote of stockholders and, through our board of directors, the ability to control decision-making with respect to our business direction and policies. Parthenon Capital Partners may have interests different from our other stockholders’ interests, and may vote in a manner adverse to those interests. Matters over which Parthenon Capital Partners can, directly or indirectly, exercise influence include:

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

In addition, Parthenon Capital Partners has a contractual right to designate a number of directors proportionate to its stock ownership. Further, under our amended and restated certificate of incorporation, Parthenon Capital Partners does not have any obligation to present to us, and Parthenon Capital Partners may separately pursue, corporate opportunities of which it becomes aware, even if those opportunities are ones that we would have pursued if granted the opportunity.

Anti-takeover provisions contained in our certificate of incorporation and bylaws could impair a takeover attempt that our stockholders may find beneficial.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could have the effect of rendering more difficult or discouraging an acquisition deemed undesirable by our board of directors. Our corporate governance documents include the following provisions: establishing a classified board of directors so that not all members of our board are elected at one time; providing that directors may be removed by stockholders only for cause at such time as Parthenon Capital Partners no longer beneficially owns a majority of our outstanding shares; authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our common stock; limiting the ability of our stockholders to call and bring business before special meetings and to take action by written consent in lieu of a meeting at such time as Parthenon Capital Partners no longer beneficially owns a majority of our outstanding shares; limiting our ability to engage in certain business combinations with any “interested stockholder,” other than Parthenon Capital Partners, for a three-year period following the time that the stockholder became an interested stockholder; requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors; requiring a super majority vote for certain amendments to our amended and restated certificate of incorporation and amended and restated bylaws after the time when Parthenon Capital Partners ceased to beneficially own a majority of our outstanding shares, which occurred in February 2013; and limiting the determination of the number of directors on our board of directors and, when Parthenon Capital Partners is no longer our majority stockholder, the filling of vacancies or newly created seats on the board, to our board of directors then in office. These provisions, alone or together, could have the effect of delaying or deterring a change in control, could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

Because we do not intend to pay cash dividends in the foreseeable future, you may not receive any return on investment unless you are able to sell your common stock for a price greater than your purchase price.

For the foreseeable future, we intend to retain any earnings to finance the development and expansion of our business, and we do not anticipate paying any cash dividends on our common stock. In addition, our ability to pay dividends is subject to restrictive covenants contained in our credit agreement. As a result, you may not receive any return on investment unless you are able to sell your common stock for a price greater than your purchase price.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.    Properties

Facilities

As of December 31, 2012, we operated five separate office locations throughout the United States. The largest of these facilities is in Livermore, California and serves as our corporate headquarters, as well as a data center and production location. Our Livermore facility represents approximately 50,291 square feet and has a lease expiration of September 2017. We also lease production centers in California, Oregon, Florida and Texas and own a production/data center in Oregon.

We believe that our facilities are adequate for current operations and that additional space will be available as required. See note (6) to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for information regarding our lease obligations.

ITEM 3.    Legal Proceedings

We are involved in various legal proceedings that arise from our normal business operations. These actions generally derive from our student loan recovery services, and generally assert claims for violations of the Fair Debt Collection Practices Act or similar federal and state consumer credit laws. While litigation is inherently unpredictable, we believe that none of these legal proceedings, individually or collectively, will have a material adverse effect on our financial condition or our results of operations

ITEM 4.	Mine Safety Disclosures

Not applicable.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market For Our Common Equity

Our common stock began trading on the NASDAQ Global Select market under the symbol “PFMT” on August 10, 2012. Prior to that, there was no public market for our common stock. The table sets forth, for the periods indicated below, the high and low sales prices per share of our common stock as reported by NASDAQ since August 10, 2012.

2012	High	Low
Third Quarter (beginning August 10, 2012)	12.18	9.20
Fourth Quarter	11.84	7.55

On March 20, 2013, the closing price as reported by NASDAQ of our common stock was $13.00 per share.

Stockholders

As of December 31, 2012, we had approximately 38 holders of record of our common stock.

Dividends

Our board of directors does not currently intend to pay regular dividends on our common stock. However, we expect to reevaluate our dividend policy on a regular basis and may, subject to compliance with the covenants in our credit agreement and other considerations, determine to pay dividends in the future. Our ability to pay dividends is subject to restrictive covenants contained in our credit agreement.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding the securities authorized for issuance under our equity compensation plans can be found under Item 12 of this Annual Report on Form 10-K.

Unregistered Sales of Equity Securities

In connection with the consummation of our IPO, we paid $0.9 million to FTP Securities LLC, or FT Partners, through the issuance of 103,500 shares of our common stock valued at $9.00 per share as consideration for financial advisory services provided by FT Partners. The securities issued were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

Issuer Purchases of Equity Securities

None.

ITEM 6.	Selected Financial Data

The selected consolidated balance sheet data as of December 31, 2012 and 2011, and the selected consolidated statements of operations data for each year ended December 31, 2012, 2011 and 2010, have been derived from our audited consolidated financial statements which are included elsewhere in this annual report. The selected consolidated balance sheet data as of December 31, 2010, 2009 and 2008, and the selected consolidated statements of operations data for the years ended December 31, 2009 and 2008 have been derived from our audited consolidated financial statements not included in this annual report. Historical results are not necessarily indicative of future results. You should read the following selected consolidated historical financial data below in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, related notes, and other financial information included in this Annual Report on Form 10-K. The selected consolidated financial data in this section is not intended to replace the consolidated financial statements and is qualified in its entirety by the consolidated financial statements and related notes and schedule included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Consolidated Statement of Operations Data:
Revenues	$210,073	$162,974	$123,519	$109,832	$98,967
Operating expenses:
Salaries and benefits	83,002	67,082	58,113	53,728	49,109
Other operating expense	71,305	49,199	33,655	32,110	26,730
Impairment of trade name	—	13,400	—	—	—

Total operating expenses	154,307	129,681	91,768	85,838	75,839

Income from operations	55,766	33,293	31,751	23,994	23,128
Debt extinguishment costs(1)	(3,679)	—	—	—	—
Interest expense	(12,414)	(13,530)	(15,230)	(16,017)	(16,361)
Interest income	64	125	118	104	217

Income before provision for income taxes	39,737	19,888	16,639	8,081	6,984
Provision for income taxes	16,786	7,516	6,664	3,071	3,113

Net income	$22,951	$12,372	$9,975	$5,010	$3,871

Accrual for preferred stock dividends	2,038	6,495	5,771	5,128	4,556

Net income (loss) available to common shareholders	$20,913	$5,877	$4,204	$(118)	$(685)

	Year Ended December 31,
	2012	2011	2010	2009	2008
Net income (loss) per share attributable to common shareholders(2)
Basic	$0.48	$0.14	$0.10	$(0.00)	$(0.02)

Diluted	$0.44	$0.13	$0.09	$(0.00)	$(0.02)

Weighted average shares (in thousands)
Basic	43,985	42,962	42,962	42,962	42,653

Diluted	47,599	45,742	45,019	42,962	42,653

(1)	Represents debt extinguishment costs comprised of approximately $3.3 million of fees paid to lenders in connection with our new credit facility and approximately $0.3 million of unamortized debt issuance costs in connection with our old credit facility.
(2)	Please see Note 1 to our consolidated financial statements for an explanation of the calculations of our basic and diluted net income per share of common stock.

	As of December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$37,843	$20,004	$11,078	$8,924	$9,108
Total assets	211,745	182,299	181,390	180,735	183,783
Total debt	147,769	103,383	117,331	127,298	134,215
Total liabilities	187,672	139,756	151,231	161,077	167,617
Redeemable preferred stock	—	58,248	51,753	45,982	40,854
Total stockholders’ (deficit) equity	24,073	(15,705)	(21,594)	(26,324)	(26,688)

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Student Lending	$132,445	$122,253	$103,672
Healthcare	54,747	21,549	1,821
Other	22,881	19,172	18,026

Total Revenues	$210,073	$162,974	$123,519

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

For certain guaranty agency, or GA, clients, we have entered into Master Service Agreements, or MSAs. Under these agreements, clients provide their entire inventory of outsourced loans or receivables to us for recovery on an exclusive basis, rather than just a portion, as with traditional contracts that are split among various service providers. In certain circumstances, we engage subcontractors to assist in the recovery of a portion of the client’s portfolio. We also receive success fees for the recovery of loans under MSAs and our revenues under MSA arrangements include fees earned by the activities of our subcontractors. As of December 31, 2012, we had three MSA clients in the student loan market.

Healthcare

We derive revenues from the healthcare market primarily from our RAC contract, under which we are the prime contractor responsible for detecting improperly paid Part A and Part B Medicare claims in 12 states in the Northeastern United States. Revenues earned under the RAC contract are driven by the identification of improperly paid Medicare claims through both automated and manual review of such claims. We are paid contingency fees by CMS based on a percentage of the dollar amount of claims recovered by CMS as a result of our efforts. We recognize revenue when the provider pays CMS or incurs an offset against future Medicare claims. The revenues we recognize are net of our estimate of claims that will be overturned by appeal following payment by the provider.

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

	Year Ended December 31,
	2012	2011	2010
	(dollars in thousands)
Student Lending:
Placement Volume	$5,768,945	$6,241,483	$5,294,971
Placement Revenue as a percentage of Placement Volume	2.30%	1.96%	1.96%
Healthcare:
Net Claim Recovery Volume	$482,202	$188,573	$15,494
Claim Recovery Fee Rate	11.35%	11.43%	11.76%

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

Typically we are able to anticipate with reasonable accuracy the timing and volume of placements of defaulted student loans and other receivables based on historical patterns and regular communication with our clients. Occasionally, however, placements are delayed due to factors outside of our control. For example, a technology system upgrade at the Department of Education significantly decreased the volume of student loan placements by the Department of Education to all recovery vendors, including us. While we and the other recovery vendors have recently received substantially larger placement volume in the fourth quarter of 2012 as a result of the completion of this technology system upgrade, the majority of the revenues from these placements will be delayed until the third quarter of 2013 because we do not begin to earn rehabilitation revenues from a given placement until at least nine months after receipt of a placement. In addition, for approximately twelve months beginning in September 2011, the Department of Education was not able to process a portion of rehabilitated student loans and accordingly we were not able to recognize certain revenues associated with rehabilitation of loans for this client. However, the Department of Education continued to pay us based on invoices submitted and we recorded these cash receipts as deferred revenues on our balance sheet. The amount of placement volume that we receive is also dependent on the client relationships that we maintain. We analyze the profitability of each of our student lending clients, and sometimes determine that our resources servicing a specific client should be allocated elsewhere. As a result of this process, we decided to terminate an unprofitable contract with a commercial bank, which we do not expect will have a significant effect on revenues or net income in future periods. Our decision to terminate this contract, as discussed above, accounts for a substantial portion of the 7.6% decrease in Placement Volume in the year ended December 31, 2012, compared to the prior year period.

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

Further, our claim recovery volume is currently impacted by a system adjustment that is being implemented by CMS for its PIP providers. PIP providers are reimbursed for Medicare claims through different processes than other healthcare providers, and CMS is in the process of making certain system adjustments in order to allow these claims to be processed. Prior to April 2012, we were not permitted to audit Medicare claims for these PIP providers, which we estimate to account for approximately 20% of Medicare claims in our region. The improper payments to PIP providers that we have identified were not processed by CMS from April 2012 until January 2013, when a small portion of such payments began to be processed manually. As a result, we will not recognize any revenues from identified improper payments to PIP providers as of December 31, 2012, but we have incurred expenses related to these claims. We estimate that this delayed our recognition of approximately $6 million in revenues in 2012, although we began to recognize a portion of these revenues starting in the first quarter of 2013. CMS remains in the process of implementing the necessary changes to its systems that would allow these claims to be processed automatically and allow us to recognize these revenues. While we believe that this delay in automatic processing is temporary, we are uncertain of when automatic processing will begin and the failure of CMS to process these and future claims on a timely basis will delay our recognition of the revenues until this is resolved.

In addition, the improper claims approved by CMS and identified by us may be challenged by affected parties and these challenges may lead to changes in our RAC contract instituted by CMS. For example, in November 2012 the American Hospital Association and four hospitals filed a lawsuit against Kathleen Sebelius, the Secretary of the Department of Health and Human Services. The lawsuit claims, among other things, that CMS is acting improperly in completely denying payment for claims initially made under Medicare Part A (inpatient) that should have been made under Medicare Part B (outpatient), rather than remitting the difference between the Part A and Part B payments. This type of improper claim has accounted for a substantial portion of the claims we have identified under our RAC contract. If our contingency fee payment from CMS for identifying these claims is based on the difference between a Part A and Part B payment, our future revenues may be effected.

Contingency Fees

Our revenues consist primarily of contract-based contingency fees. The contingency fee percentages that we earn are set by our clients or agreed upon during the bid process, and may change from time to time either under the terms of existing contracts or pursuant to the terms of contract renewals. For example, we have been advised that our contractual arrangement with the Department of Education is under review as a result of the Department of Education’s decision to have its recovery vendors promote IBR to defaulted student loans. The IBR program provides flexibility on the required monthly payment for student loan borrowers at an amount intended to be affordable based on a borrower’s income and family size. As a result of the increased application of the IBR program to defaulted student loans, we expect that there will be an increase in the number of loans that become eligible for rehabilitation because more defaulted student loan borrowers will be able to make qualifying payments. In connection with the implementation of the IBR program, we have been advised that the Department of Education will reduce the contingency fee rate that we will receive for rehabilitating student loans by approximately 18% effective March 1, 2013, although this change is still subject to further review and finalization by the Department of Education. We expect that revenues derived from the increased volume of rehabilitated students loans will offset the decrease in contingency fee rates that we receive from the Department of Education.

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

Client Concentration

Our revenues from the student loan market depend on our ability to maintain our contracts with some of the largest providers of student loans. In 2012, four providers of student loans each accounted for more than 10% of our revenues during such period and they collectively accounted for 55% of our total revenues during this period. Our contracts with these clients entitle them to unilaterally terminate their contractual relationship with us at any time without penalty. If we lose one of our significant clients, including if one of our significant clients is consolidated by an entity that does not use our services, if the terms of compensation for our services change or if there is a reduction in the level of placements provided by any of these clients, our revenues could decline.

Our contract with CMS for the recovery of improper Medicare payments began generating significant revenues during 2011 and represented 25.8% of our total revenues in the year ended December 31, 2012. CMS issued a request for quotes in connection with the re-bidding for the RAC contract in February 2013. Although our RAC contract is currently set to expire in 2014, CMS may terminate our RAC contract as early as August 2013 in connection with this re-bidding process. While we believe our performance under the existing agreement and the experience we have gained in performing this contract position us well to renew the agreement, failure to renew the agreement or renewal on substantially less favorable terms could significantly harm our revenues and results of operations.

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

Revenue Recognition

The majority of our contracts are contingency fee based. We recognize revenues on these contingency fee based contracts when third-party payors remit payments to our clients or remit payments to us on behalf of our clients, and, consequently, the contingency is deemed to have been satisfied. Under our RAC contract with CMS, we recognize revenues when the healthcare provider has paid CMS for a given claim or incurs an offset against future Medicare claims. Providers have the right to appeal a claim and may pursue additional appeals if the initial appeal is found in favor of CMS. We accrue an estimated liability for appeals based on the amount of commissions received which are subject to appeal and which we estimate are probable of being returned to providers following successful appeal. This estimated liability for appeals is an offset to revenues on our income statement. Our estimates are based on our historical experience with appeals activity under our CMS contract since January 2010. During the year ended December 31, 2012, we reserved an amount equal to 14% of gross revenues from our CMS contract. We have increased our estimated liability for appeal in 2012 due to recent trends in our historical data related to the likelihood of successful appeals. Commencing on December 31, 2011, we established a separate line item in the current liabilities section of our balance sheet entitled “Estimated liability for appeals” to reflect our estimate of this liability. The $4.4 million balance as of December 31, 2012, represents our best estimate of the probable amount of losses related to appeals of claims for which commissions were previously collected. We estimate that it is reasonably possible that we could be required to pay up to an additional approximately $1.5 million as a result of potentially successful appeals. To the extent that required payments by us related to successful appeals exceed the amount accrued, revenues in the applicable period would be reduced by the amount of the excess. We similarly accrue an allowance against accounts receivable related to commissions yet to be collected, which was $1.2 million as of December 31, 2012, based on the same estimates used to establish the estimated liability for appeals of commissions received. Our inability to correctly estimate the estimated liabilities and allowance against accounts receivable could adversely affect our revenues in future periods.

Goodwill

We periodically review the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether an impairment may exist. GAAP requires that goodwill and certain intangible assets not subject to amortization be assessed annually for impairment using fair value measurement techniques.

Specifically, goodwill impairment is determined using a two-step test. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its book value, including goodwill. If the fair value of the reporting unit exceeds its book value, goodwill is considered not impaired and the second step of the impairment test is unnecessary. If the book value of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the book value of that goodwill. If the book value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. In September 2011, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. This ASU permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test. The ASU permits early adoption, and based on our qualitative assessment we concluded that we are not required to perform the two-step impairment test at December 31, 2011 and December 31, 2012.

Impairments of Depreciable Intangible Assets

We evaluate depreciable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Depreciable intangible assets consist of client contracts and related relationships, and are being amortized over their estimated useful life, which is generally 20 years. We evaluate the client contracts intangible at the individual contract level. The recoverability of such assets is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There was no impairment expense for depreciable intangible assets in 2012, 2011 or 2010.

Results of Operations

Year Ended December 31, 2012 compared to the Year Ended December 31, 2011

The following table represents our historical operating results for the periods presented:

	Year Ended December 31,
	2012	2011	$ Change	% Change
	(in thousands)
Consolidated Statement of Operations Data:
Revenues	$210,073	$162,974	$47,099	29%
Operating expenses:
Salaries and benefits	83,002	67,082	15,920	24%
Other operating expense	71,305	49,199	22,106	45%
Impairment of trade name	—	13,400	(13,400)	-100%

Total operating expenses	154,307	129,681	24,626	19%

Income from operations	55,766	33,293	22,473	68%
Debt extinguishment costs	(3,679)	—	(3,679)	0%
Interest expense	(12,414)	(13,530)	1,116	-8%
Interest income	64	125	(61)	-49%

Income before provision for income taxes	39,737	19,888	19,849	100%
Provision for income taxes	16,786	7,516	9,270	123%

Net income	$22,951	$12,372	$10,579	86%

Accrual for preferred stock dividends	2,038	6,495	(4,457)	-69%
Net income available to common shareholders	$20,913	$5,877	$15,036	256%

Revenues

Total revenues were $210.1 million for the year ended December 31, 2012, an increase of $47.1 million or 28.9%, compared to total revenues of $163.0 million for the year ended December 31, 2011. This increase in revenues is primarily due to an increase of $33.2 million in revenues received from CMS under our RAC contract as a result of higher claim recovery volume and an increase of $4.8 million generated from a new default-aversion service contract that commenced in May 2012, for a new service offering we provide in other markets we serve. Revenues from student lending increased by 8.3% in 2012 to $132.4 million from $122.2 million in the prior year period.

Salaries and Benefits

Salaries and benefits expense was $83.0 million for the year ended December 31, 2012, an increase of $15.9 million, or 23.7%, compared to salaries and benefits expense of $67.1 million for the year ended December 31, 2011. This increase is primarily due to hiring of new employees to provide services under our RAC contract with CMS, an increase in expenses associated with the engagement of additional software engineers to assist in the integration of a recently acquired software license and an increase in expenses associated with the hiring of additional administrative employees.

Other Operating Expense

Other operating expense was $71.3 million for the year ended December 31, 2012, an increase of $22.1 million, or 44.9%, compared to other operating expense of $49.2 million for the year ended December 31, 2011. This increase is primarily due to (i) an additional $10 million of subcontractor fees incurred in connection with increased services provided under the RAC contract and MSA contracts and (ii) $1.3 million paid to an affiliate of Parthenon Capital Partners in connection with the termination of an advisory services agreement, and an additional $0.9 million paid to Parthenon Capital Partners at the closing of our initial public offering also as a result of the termination of the advisory agreement.

Impairment of Trade Name

We did not recognize an impairment expense for intangible assets in 2012. In 2011, we recorded $13.4 million of impairment expense to write off the carrying value of our former trade name, Diversified Collection Services Inc., due to our decision to retire that trade name.

Income from Operations

As a result of the factors described above, income from operations was $55.8 million for the year ended December 31, 2012, compared to $33.3 million for the year ended December 30, 2011, representing an increase of $22.5 million, or 67.5%.

Debt Extinguishment Costs

As a result of the entry into our new credit facility and the repayment of all amounts owed under our then existing credit facility in March 2012, we incurred debt extinguishment costs of $3.7 million, comprised of approximately $3.3 million in fees paid to the lenders in connection with our new credit facility and approximately $0.3 million of unamortized debt issuance costs associated with our old credit facility. We did not incur a similar expense in the year ended December 31, 2011.

Interest Expense

Interest expense was $12.4 million for the year ended December 31, 2012 compared to $13.5 million for the year ended December 31, 2011, representing a decrease of 8.2% due to lower interest rates under the new credit agreement as compared to the interest rates under our old credit agreement.

Income Taxes

Income tax expense was $16.8 million for the year ended December 31, 2012 compared to $7.5 million for the year ended December 31, 2011, representing an increase of 123.3% consistent with the increase in income before provision for income taxes. Our effective income tax rate increased to 42.2% for the year ended December 31, 2012 from 37.8% for the year ended December 31, 2011. Approximately 2.5% of the increase results from changes in the state tax rate, which include a 2011 one-time benefit from a change in California tax law of 2.3%. In addition, approximately 1.9% of the increase was due to the non-deductible termination of an advisory services agreement in 2012.

Net Income

As a result of the factors described above, net income was $23.0 million for the year ended December 31, 2012, which represented an increase of $10.6 million compared to net income of $12.4 million for the year ended December 31, 2011.

Year Ended December 31, 2011 compared to the Year Ended December 31, 2010

The following table presents our historical operating results for the periods presented:

	Year Ended December 31,
	2011	2010	$ Change	% Change
	(in thousands)
Consolidated Statement of Operations Data:
Revenues	$162,974	$123,519	$39,455	32%
Operating expenses:
Salaries and benefits	67,082	58,113	8,969	15%
Other operating expense	49,199	33,655	15,544	46%
Impairment of trade name	13,400	—	13,400	0%

Total operating expenses	129,681	91,768	37,913	41%

Income from operations	33,293	31,751	1,542	5%
Interest expense	(13,530)	(15,230)	1,700	-11%
Interest income	125	118	7	6%

Income before provision for income taxes	19,888	16,639	3,249	20%
Provision for income taxes	7,516	6,664	852	13%

Net income	$12,372	$9,975	2,397	24%

Revenues

Total revenues were $163.0 million for the year ended December 31, 2011, an increase of $39.5 million, or 31.9%, compared to total revenues of $123.5 million for the year ended December 31, 2010. Of this increase, $19.7 million is attributable to increased recovery activity on our RAC contract with CMS and reflects the first full-year of our recovery activity related to this contract. The remaining increase was primarily a result of an increase in revenues from our student lending markets, due largely to an approximately 17.9% increase in placement volume from 2010 to 2011.

Salaries and Benefits

Salaries and benefits was $67.1 million for the year ended December 31, 2011, an increase of $9.0 million, or 15.4%, compared to salaries and benefits expense of $58.1 million for the year ended December 31, 2010. This increase is primarily due to an increase in employee headcount associated with hiring to staff our operations under the RAC contract. Our employee headcount was 1,280 as of December 31, 2011, an increase of 160, or 14.3%, over the employee headcount of 1,120 as of December 31, 2010.

Other Operating Expense

Other operating expense was $49.2 million for the year ended December 31, 2011, an increase of $15.5 million, or 46.2%, compared to other operating expense of $33.7 million for the year ended December 31, 2010. This increase is primarily due to the use of subcontractors as we expand our operations in our healthcare market to help address the new and significant claims activity, along with increases in payments to healthcare providers for the transfer of medical records as required under the RAC contract. In addition, we recorded a $1.2 million expense in 2011 related to a legal settlement that was paid out in the first quarter of 2012.

Income From Operations

As a result of the factors described above, income from operations was $33.3 million, for the year ended December 31, 2011, as compared to $31.8 million for the year ended December 31, 2010. This reflects an expense of $13.4 million related to impairment expenses to write off the carrying amount of the trade name intangible assets due to the retirement of a former trade name. Income from operations excluding this expense totaled $46.7 million for the year ended December 31, 2011, which represents an increase of $14.9 million, or 47.1%, as compared to income from operations for the year ended December 31, 2010.

Interest Expense

Interest expense was $13.5 million for the year ended December 31, 2011, a decrease of $1.7 million from $15.2 million for the year ended December 31, 2010. The reduction in interest expense is due primarily to lower notes payable balances resulting from principal repayments.

Income Taxes

Income tax expense of $7.5 million for the year ended December 31, 2011, represented an effective tax rate of 37.8% of income before provision for income tax. Income tax expense of $6.7 million was recorded for the year ended December 31, 2010, and represented an effective tax rate of 40%.

Net Income

As a result of the factors described above, net income was $12.4 million for the year ended December 31, 2011, which represented an increase of $2.4 million over net income of $10.0 million for the year ended December 31, 2010. Excluding the impairment expenses to write off the carrying amount of the trade name, net income would have been $20.7 million for the year ended December 31, 2011.

Liquidity and Capital Resources

Our principal sources of liquidity are cash flows from operations, term loans, and the proceeds received from our initial public offering in August 2012. Cash and cash equivalents, which totaled $37.8 million as of December 31, 2012, consist primarily of cash on deposit with banks. We expect that operating cash flows will continue to be a primary source of liquidity for our operating needs. There are currently no borrowings outstanding under our revolving credit facility other than a $1.4 million letter of credit. Due to our operating cash flows, our existing cash and cash equivalents and availability under our revolving credit facility, we believe that we have the ability to meet our working capital and capital expenditure needs for the foreseeable future.

The following table presents information regarding our cash flows for the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Net cash provided by operating activities	$37,005	$28,985	$18,214
Net cash used in investing activities	(12,193)	(6,111)	(4,921)
Net cash used in financing activities	(6,973)	(13,948)	(11,139)

Cash flows from operating activities

Operating activities provided $37.0 million of cash during the year ended December 31, 2012, an increase of $8.0 million, compared to cash provided by operating activities of $29.0 million for the year ended December 31, 2011 primarily due to the increase in net income for the year ended December 31, 2012 to $23.0 million compared to $12.4 million for 2011. Cash used to pay accrued salary and benefits totaled $9.3 million in 2012, as compared to the $7.1 million in accrued salaries and benefits payable for the comparable period in 2011. Accounts payable increased $1.3 million in 2012 compared to 2011, primarily due to timing. The estimated liability for appeals for revenue received from CMS totaled $4.4 million in 2012, compared $0.5 million in 2011, due to higher claim recovery volumes under our RAC contract with CMS.

We generated $29.0 million of cash from operating activities during the year ended December 31, 2011, primarily resulting from our net income of $12.4 million, non-cash depreciation and amortization of $7.8 million, an impairment expense to write off the carrying amount of the trade name intangible asset due to the retirement of the Diversified Collection Services, Inc. trade name of $13.4 million and changes in operating assets and liabilities of $3.8 million, offset by non-cash deferred income taxes of $9.6 million.

We generated $18.2 million of cash from operating activities during the year ended December 31, 2010, primarily resulting from our net income of $10.0 million, non-cash depreciation, amortization and impairment of intangible assets of $7.2 million and interest expense from debt issuance costs of $2.0 million, partially offset by non-cash changes in operating assets and liabilities of $1.5 million.

Cash flows from investing activities

Investing activities resulted in cash outflow of $12.2 million during the year ended December 31, 2012. The primary uses of cash associated with investing activities in 2012 were $11.4 million for property, equipment and leasehold improvements, to enhance our proprietary technology platform, improve our telecommunications systems, upgrade our IT infrastructure for storage and operating activities, and $0.8 million for the purchase of a perpetual software license. We used $6.1 million and $4.9 million of cash in investing activities for the purchase of property, equipment and leasehold improvements during the years ended December 31, 2011 and 2010, primarily for investments in information technology systems and infrastructure to support increased business volumes.

Cash flows from financing activities

For the year ended December 31, 2012, our primary financing activities were $156 million in proceeds from term loans, $12.8 million of net proceeds from our IPO which was completed in August 2012, and $4.5 million in revolving credit facility borrowings. These proceeds were offset by $103.4 million used for the repayment of our old notes payable and repayment of principal on our new term loans, $12.7 million used for the repayment of our old and new lines of credit, $60.3 million used to redeem 5.3 million shares of preferred stock, and $3.1 million used for debt issuance costs.We used $13.9 million of cash in financing activities for the repayment of notes payable during the year ended December 31, 2011. We used $11.1 million of cash in financing activities during the year ended December 31, 2010, comprised of $10.0 million used for the repayment of notes payable and $1.2 million used for debt issuance costs.

Long-term Debt

On March 19, 2012, we, through our wholly owned subsidiary, entered into a $147.5 million credit agreement with Madison Capital Funding LLC as administrative agent, ING Capital LLC as syndication agent, and other lenders party thereto. The senior credit facility consists of (i) a $57.0 million term A loan that matures in March 2017, (ii) a $79.5 million term B loan that matures in March 2018 , and (iii) a $11.0 million revolving credit facility that expires in March 2017, which had a borrowing capacity of $9.6 million as of December 31, 2012. On June 28, 2012, we increased the amount of our borrowings under our term B loan by $19.5 million. We may also request the lenders to increase the size of the term B loan or other term loans by up to an additional $10.5 million at any time prior to March 19, 2014.

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

The credit agreement requires us to prepay the two term loans on a prorated basis and then to prepay the revolving credit facility under certain circumstances: (i) with 100% of the net cash proceeds of any asset sale or other disposition of assets by us or our subsidiaries where the net cash proceeds exceed $1 million, (ii) with a percentage of our annual excess cash flow each year where such percentage ranges from 25%-75% depending on our total debt to EBITDA ratio reduced by any voluntary prepayments that are made on our term loans during the same period and (iii) with any net cash proceeds from a qualified initial public offering by us, less net proceeds applied to redeem any outstanding preferred equity or convertible debt, to pay a common shareholder dividend not to exceed $20 million or, if we comply with an adjusted EBITDA ratio set forth in the agreement, to our cash balances in an amount not to exceed $75 million. We applied the proceeds from our initial public offering to our cash balances.

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

The credit agreement also requires us to meet certain financial covenants, including maintaining a fixed charge coverage ratio and a total debt to EBITDA ratio as such terms are defined in our credit agreement. These financial covenants are tested at the end of each quarter beginning on December 31, 2012. The table below further describes these financial covenants, as well as our status under these covenants as of December 31, 2012.

Financial Covenant	Covenant Requirement	Actual Ratio at December 31, 2012
Fixed charge coverage ratio (minimum)	1.20 to 1.0	1.93
Total debt to EBITDA ratio (maximum)	3.25 to 1.0	2.11

Contractual Obligations

The following summarizes our contractual obligations as of December 31, 2012:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-Term Debt Obligations	$147,769	$11,040	$22,080	$21,293	$93,356
Interest Payments	45,785	10,446	18,611	15,255	1,473
Operating Lease Obligations	6,754	1,740	3,178	1,771	65
Purchase Obligations	3,698	3,650	48	—	—

Total	$204,006	$26,876	$43,917	$38,319	$94,894

(1)	We entered into our new credit agreement on March 19, 2012 and amended it on June 28, 2012, with all outstanding indebtedness under our prior loan facility paid in full. Long-term debt obligations and interest payments presented in this table relate solely to our new credit agreement, as amended.

Adjusted EBITDA and Adjusted Net Income

To provide investors with additional information regarding our financial results, we have disclosed in the table below and within this report adjusted EBITDA and adjusted net income, both of which are non-GAAP financial measures. We have provided a reconciliation below of adjusted EBITDA to net income and adjusted net income to net income, the most directly comparable GAAP financial measure to these non-GAAP financial measures.

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

The following tables present a reconciliation of adjusted EBITDA and adjusted net income for the years ended December 31, 2012, 2011 and 2010 to actual net income for these periods:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net income	$22,951	$12,372	$9,975
Provision for income taxes	16,786	7,516	6,664
Interest expense	12,414	13,530	15,230
Interest income	(64)	(125)	(118)
Debt extinguishment costs(1)	3,679	—	—
Depreciation and amortization	9,505	7,766	7,213
Impairment of trade name(2)	—	13,400	—
Non-core operating expenses(3)	47	2,548	1,108
Advisory fee(4)	2,641	634	759
Stock based compensation	1,614	120	629

Adjusted EBITDA	$69,573	$57,761	$41,460

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Reconciliation of Adjusted Net Income:
Net income	$22,951	$12,372	$9,975
Debt extinguishment costs(1)	3,679	—	—
Impairment of trade name(2)	—	13,400	—
Non–core operating expenses(3)	47	2,548	1,108
Advisory fee(4)	2,641	634	759
Stock based compensation	1,614	120	629
Amortization of intangibles(5)	3,676	3,043	3,043
Deferred financing amortization costs(6)	1,161	1,254	1,997
Tax adjustments(7)	(5,126)	(8,400)	(3,014)

Adjusted net income	$30,643	$24,971	$14,497

(1)	Represents debt extinguishment costs comprised of approximately $3.3 million of fees paid to lenders in connection with our new credit facility and approximately $0.3 million of unamortized debt issuance costs in connection with our old credit facility.
(2)	Represents impairment expenses to write off the carrying amount of the trade name intangible asset due to the plan to retire the Diversified Collection Services, Inc. trade name.
(3)	Represents professional fees and settlement costs related to strategic corporate development activities and a $1.2 million legal settlement in 2011.

(4)	Represents expenses incurred under an advisory services agreement with Parthenon Capital Partners, which was terminated in April 2012. See Note 11 “Related Party Transactions.”
(5)	Represents amortization of capitalized expenses related to the acquisition of Performant by an affiliate of Parthenon Capital Partners in 2004 and an acquisition in the first quarter of 2012 to enhance our analytics capabilities.
(6)	Represents amortization of capitalized financing costs related to debt offerings conducted in 2009, 2010 and 2012.
(7)	Represents tax adjustments assuming a marginal tax rate of 40%.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

Recent Accounting Pronouncements

Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. However, we do not intend to elect to take advantage of this extended transition period provided in Section 7(a)(2)(B) of the Securities Act as allowed by Section 107(b)(1) of the JOBS Act.

In December 2011, FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position, and to allow investors to better compare financial statements prepared under GAAP with financial statements prepared under International Financial Reporting Standards (IFRS). The new standards are effective for annual periods beginning January 1, 2013, and interim periods within those annual periods. Retrospective application is required. We have implemented the provisions of ASU 2011-11 as of January 1, 2013. We do not believe our adoption of the new guidance will have an impact on our consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under this ASU, an entity will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The ASU eliminates the option in GAAP to present other comprehensive income in the statement of changes in equity. An entity should apply the ASU retrospectively. For a nonpublic entity, the ASU is effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. Early adoption is permitted. In December 2011, the FASB decided to defer the effective date of those changes in ASU 2011-05 that relate only to the presentation of reclassification adjustments in the statement of income by issuing ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive income in Accounting Standards Update 2011-05. We adopted this new guidance with no impact to our consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS. The new standards do not extend the use of fair value but, rather, provide guidance about how fair value should be applied where it already is required or permitted under IFRS or GAAP. For GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS. A nonpublic entity is required to apply the ASU prospectively for annual periods beginning after December 15, 2011. We adopted this new guidance with no impact to our consolidated financial statements.

ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk

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

ITEM 8.	Financial Statements and Supplementary Data

Our consolidated financial statements and notes thereto and the reports of KPMG LLP are set forth in the Index to Financial Statements under Item 15, Exhibits, Financial Statement Schedules, and is incorporated herein by reference.

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of the fiscal year covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were functioning effectively at the reasonable assurance level as of December 31, 2012.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with United States Generally Accepted Accounting Principles (“US GAAP”). Under the supervision of, and with the participation of our Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of internal control over financial reporting as of December 31, 2012. Management based its assessment on criteria established in “Internal Control Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that its internal control over financial reporting was effective as of December 31, 2012.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than those noted above.

ITEM 9B.    Other Information

None.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed within 120 days after the close of the fiscal year covered by this report on Form 10-K, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K.

ITEM 11.    Executive Compensation

This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed within 120 days after the close of the fiscal year covered by this report on Form 10-K, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed within 120 days after the close of the fiscal year covered by this report on Form 10-K, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed within 120 days after the close of the fiscal year covered by this report on Form 10-K, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K.

ITEM 14.	Principal Accounting Fees and Services

This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, which will be filed within 120 days after the close of the fiscal year covered by this report on Form 10-K, or if our proxy statement is not filed by that date, will be included in an amendment to this Report on Form 10-K.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a) Financial Statements

Financial Statements. The financial statements filed as part of this report are identified in the Index to Consolidated Financial Statements on page F-1.

Financial Statement Schedules. See Item 15(c) below.

Exhibits. See Item 15(b) below.

(b) Exhibits

The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission. The Company shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request.

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1(b) to the Company’s Registration Statement on Form S-1/A filed July 23, 2012)

3.2	Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.2(b) to the Company’s Registration Statement on Form S-1/A filed July 23, 2012)

4.2	Amended and Restated Registration Rights Agreement, dated as of August 15, 2012, among the Registrant and the persons listed thereon (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A filed July 23, 2012)

10.1	Form of Indemnification Agreement between the Registrant and its officers and directors (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1/A filed July 30, 2012)

10.2	2004 Equity Incentive Plan and form of agreements thereunder (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed July 3, 2012)

10.3	2004 DCS Holdings Stock Option Plan and form of agreements thereunder (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed July 3, 2012)

10.4	2007 Stock Option Plan and form of agreements thereunder (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed July 3, 2012)

10.5	Recovery Audit Contractor contract by and between Diversified Collection Services, Inc. and Center for Medicare and Medicaid Services dated as of October 3, 2008, as amended (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1/A filed July 23, 2012)

10.6	Credit Agreement, dated as of March 19, 2012, by and among DCS Business Services, Inc., the Lenders party Hereto, Madison Capital Funding LLC, and ING Capital (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A filed July 23, 2012)

10.7	Form of Change of Control Agreement, as amended (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1/A filed July 30, 2012)

10.8	Employment Agreement between the Registrant and Lisa Im, dated as of April 15, 2012, as amended (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A filed July 23, 2012)

10.9	Employment Agreement between the Registrant and Jon D. Shaver dated as of March 31, 2003, as amended (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1/A filed July 23, 2012)

10.10	Repurchase Agreement between the Registrant and Lisa C. Im dated as of July 3, 2012 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed July 3, 2012)

10.11	Repurchase Agreement between the Registrant and Jon D. Shaver dated as of July 3, 2012 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed July 3, 2012)

Exhibit Number	Description

10.12	Director Nomination Agreement between the Registrant and Parthenon DCS Holdings, LLC dated as of July 20, 2012 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1/A filed July 23, 2012)

10.13	Advisory Services Agreement between Diversified Collection Services, Inc. and Parthenon Capital, LLC dated as of January 8, 2004, as amended (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1/A filed July 23, 2012)

10.14	Termination of the Advisory Services Agreement between Diversified Collection Services, Inc. and Parthenon Capital, LLC dated as of January 8, 2004, as amended, dated as of April 13, 2012 (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A filed July 23, 2012)

10.15	2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1/A filed July 23, 2012)

21	List of Subsidiaries

23	Consent of KPMG LLP, Independent Registered Public Accounting Firm

24	Powers of Attorney (included in the signature page to this report)

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Lisa C. Im

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Hakan L. Orvell

32.1	Furnished Statement of the Chief Executive Officer under 18 U.S.C. Section 1350

32.2	Furnished Statement of the Chief Financial Officer under 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Schedules not listed above have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes hereto.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Performant Financial Corporation

We have audited the accompanying consolidated balance sheets of Performant Financial Corporation and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in redeemable preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Performant Financial Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

San Francisco, California

March 21, 2013

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share amounts)

Assets	December 31, 2012	December 31, 2011
Current assets:
Cash and cash equivalents	$37,843	$20,004
Trade accounts receivable, net of allowance for doubtful accounts of $65 and $77, respectively and estimated allowance for appeals of $1,199 and $484, respectively	23,044	19,398
Deferred income taxes	3,798	5,348
Prepaid expenses and other current assets	2,876	3,292
Debt issuance costs, current portion	1,125	595

Total current assets	68,686	48,637
Property, equipment, and leasehold improvements, net	20,669	14,915
Identifiable intangible assets, net	36,244	36,516
Goodwill	81,572	81,572
Debt issuance costs	3,844	—
Other assets	730	659

Total assets	$211,745	$182,299

Liabilities, Redeemable Preferred Stock and Stockholders’ Equity (Deficit)
Liabilities:
Current liabilities:
Current maturities of notes payable	$11,040	$8,134
Accrued salaries and benefits	9,288	7,138
Accounts payable	1,403	60
Other current liabilities	8,252	8,475
Income taxes payable	430	470
Deferred revenue	2,187	2,214
Estimated liability for appeals	4,378	450

Total current liabilities	36,978	26,941
Notes payable, net of current portion	136,729	87,051
Line of credit, drawn	—	8,198
Deferred compensation	—	1,761
Deferred income taxes	11,271	14,647
Other liabilities	2,694	1,158

Total liabilities	187,672	139,756

Commitments and contingencies

Redeemable preferred stock
Series A convertible preferred stock, $0.0001 par value. Authorized, 50,000 and 18,000 shares; issued and outstanding, 0 and 5,296 shares at December 31, 2012 and 2011, respectively	—	58,248

Stockholders’ equity (deficit):
Due from stockholders	—	(2,266)
Common stock, $0.0001 par value. Authorized, 500,000 and 50,000 shares at December 31, 2012 and 2011, respectively; issued and outstanding 45,392 and 37,667 shares at December 31, 2012 and 2011, respectively	4	4
Additional paid-in capital	35,970	19,371
Accumulated deficit	(11,901)	(32,814)

Total stockholders’ equity (deficit)	24,073	(15,705)

Total liabilities, redeemable preferred stock, and stockholders’ equity (deficit)	$211,745	$182,299

See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share amounts)

	For the Years Ended December 31,
	2012	2011	2010
Revenues	$210,073	$162,974	$123,519
Operating expenses:
Salaries and benefits	83,002	67,082	58,113
Other operating expenses	71,305	49,199	33,655
Impairment of trade name	—	13,400	—

Total operating expenses	154,307	129,681	91,768

Income from operations	55,766	33,293	31,751
Debt extinguishment costs	(3,679)	—	—
Interest expense	(12,414)	(13,530)	(15,230)
Interest income	64	125	118

Income before provision for income taxes	39,737	19,888	16,639
Provision for income taxes	16,786	7,516	6,664

Net income	$22,951	$12,372	$9,975

Accrual for preferred stock dividends	2,038	6,495	5,771
Net income available to common shareholders	$20,913	$5,877	$4,204

Net income per share attributable to common shareholders (see Note 1)
Basic	$0.48	$0.14	$0.10

Diluted	$0.44	$0.13	$0.09

Weighted average shares (see Note 1)
Basic	43,985	42,962	42,962

Diluted	47,599	45,742	45,019

See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Changes in Redeemable Preferred Stock and Stockholders’ Equity (Deficit)

For the Years Ended December 31, 2012, 2011 and 2010

(In thousands)

	Redeemable Preferred Stock Series A Convertible Preferred Stock		Due From Stockholders	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2009	5,296	$45,982	$(2,161)	37,667	$4	$18,728	$(42,895)	$(26,324)
Increase in redemption value of Series A preferred stock	—	5,771	—	—	—	—	(5,771)	(5,771)
Interest on notes receivable from stockholders	—	—	(103)	—	—	—	—	(103)
Stock-based compensation expense	—	—	106	—	—	523	—	629
Net income	—	—	—	—	—	—	9,975	9,975

Balance, December 31, 2010	5,296	51,753	(2,158)	37,667	4	19,251	(38,691)	(21,594)
Increase in redemption value of Series A preferred stock	—	6,495	—	—	—	—	(6,495)	(6,495)
Interest on notes receivable from stockholders	—	—	(108)	—	—	—	—	(108)
Stock-based compensation expense	—	—	—	—	—	120	—	120
Net income	—	—	—	—	—	—	12,372	12,372

Balance, December 31, 2011	5,296	58,248	(2,266)	37,667	4	19,371	(32,814)	(15,705)
Increase in redemption value of Series A preferred stock	—	2,038	—	—	—	—	(2,038)	(2,038)
Conversion of Series A preferred stock to Series B preferred stock which was immediately redeemed for cash	—	(60,286)	—	—	—	—	—	—
Conversion of Series B preferred stock to common	(5,296)	—	—	5,296	—	—	—	—
Exercise of stock options	—	—	—	284	—	175	—	175
Issuance of stock	—	—	—	2,243	—	15,420	—	15,420
Purchase of treasury stock	—	—	—	(98)	—	(1,225)	—	(1,225)
Interest on notes receivable from stockholders	—	—	(57)	—	—	—	—	(57)
Repayment of notes receivable from stockholders	—	—	2,323	—	—	—	—	2,323
Stock-based compensation expense	—	—	—	—	—	1,614	—	1,614
Income tax benefit from employee stock options	—	—	—	—	—	615	—	615
Net income	—	—	—	—	—	—	22,951	22,951

Balance, December 31, 2012	—	$—	$—	45,392	$4	$35,970	$(11,901)	$24,073

See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

	For the Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income	$22,951	$12,372	$9,975
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of assets	51	—	—
Impairment of intangible asset	—	13,400	—
Depreciation and amortization	9,505	7,766	7,213
Write-off of unamortized debt issuance costs	335	—	—
Deferred income taxes	(1,826)	(9,640)	32
Stock-based compensation	1,614	120	629
Interest expense from debt issuance costs and amortization of discount note payable	1,272	1,254	1,997
Interest income on notes receivable from stockholders	(57)	(108)	(103)
Changes in operating assets and liabilities:
Trade accounts receivable	(3,646)	(5,392)	1,610
Prepaid expenses and other current assets	416	(94)	(664)
Other assets	(71)	372	(394)
Accrued salaries and benefits	2,150	2,542	(69)
Accounts payable	1,343	(3)	(255)
Other current liabilities	(1,223)	4,714	(1,882)
Income taxes payable	(40)	470	—
Deferred revenue	(27)	2,214	—
Estimated liability for appeals	3,928	450	—
Other liabilities	330	(1,452)	125

Net cash provided by operating activities	37,005	28,985	18,214

Cash flows from investing activities:
Purchase of property, equipment, and leasehold improvements	(11,356)	(6,111)	(4,921)
Purchase of perpetual software license and computer equipment	(837)	—	—

Net cash used in investing activities	(12,193)	(6,111)	(4,921)

Cash flows from financing activities:
Borrowing under notes payable	156,000	—	—
Borrowing under line of credit	4,500	—	—
Redemption of preferred stock	(60,286)	—	—
Repayment of notes payable	(103,416)	(13,948)	(9,967)
Repayment of line of credit	(12,698)	—	—
Debt issuance costs paid	(3,074)	—	(1,172)
Proceeds from exercise of stock options	175	—	—
Proceeds from issuance of stock	12,624	—	—
Repayment of promissory notes from stockholders	2,323	—	—
Income tax benefit from employee stock options	615	—	—
Payment to stockholders	(1,761)	—	—
Purchase of treasury stock	(1,225)	—	—
Payment of purchase obligation	(750)	—	—

Net cash used in financing activities	(6,973)	(13,948)	(11,139)

Net increase in cash and cash equivalents	17,839	8,926	2,154
Cash and cash equivalents at beginning of year	20,004	11,078	8,924

Cash and cash equivalents at end of year	$37,843	$20,004	$11,078

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$18,037	$15,830	$6,209

Cash paid for interest	$11,178	$12,246	$13,048

Cash paid as debt extinguisment	$3,344	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Obligation to sellers of perpetual license	$3,250	$—	$—

Issuance of common stock as part of debt issuance costs	$2,796	$—	$—

See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2012, 2011 and 2010

1.	Summary of Significant Accounting Policies

(a)	Organization and Nature of Business

Performant Financial Corporation (the Company) is a leading provider of technology-enabled recovery and analytics services in the United States. Company services help identify, restructure and recover delinquent or defaulted assets and improper payments for both government and private clients in a broad range of markets. Company clients typically operate in complex and regulated environments and outsource their recovery needs in order to reduce losses on billions of dollars of defaulted student loans, improper healthcare payments and delinquent state tax and federal treasury receivables. The Company generally provides our services on an outsourced basis, where we handle many or all aspects of the clients’ recovery processes.

The Company’s consolidated financial statements include the operations of Performant Financial Corporation (PFC), its wholly owned subsidiary Performant Business Services, Inc., and its wholly owned subsidiaries Performant Recovery, Inc. (Recovery), and Performant Technologies, Inc. Effective August 13, 2012, we changed the name of our wholly owned subsidiary from DCS Business Services, Inc. (DCSBS) to Performant Business Services, Inc., and DCSBS’ wholly owned subsidiaries from Diversified Collection Services, Inc. (DCS), and Vista Financial, Inc. (VFI), to Performant Recovery, Inc., and Performant Technologies, Inc., respectively. PFC is a Delaware corporation headquartered in California and was formed in 2003. Performant Business Services, Inc. is a Nevada corporation founded in 1997. Recovery is a California corporation founded in 1976. Performant Technologies, Inc. is a California corporation that was formed in 2004.

The Company is managed and operated as one business, with a single management team that reports to the Chief Executive Officer.

(b)	Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles, or U.S. GAAP. The Company consolidates entities in which it has controlling financial interest, and as of December 31, 2012, all of the Company’s subsidiaries are 100% owned. All significant intercompany balances and transactions have been eliminated in consolidation.

(c)	Use of Estimates in the Preparation of Consolidated Financial Statements

The preparation of the consolidated financial statements in conformity with U.S. GAAP, requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, primarily accounts receivable, intangible assets, goodwill, estimated liability for appeals, accrued expenses, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Our actual results could differ from those estimates.

(d)	Stock Split

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

(e)	Cash and Cash Equivalents

Cash and cash equivalents include demand deposits and highly liquid debt instruments with original maturities of three months or less when purchased. These investments can include money market funds that invest in highly liquid U.S. government and agency obligations, certificates of deposit, bankers’ acceptances, and commercial paper.

The Company collects monies on behalf of its clients. Cash is often held on behalf of the clients in various trust accounts and is subsequently remitted to the clients based on contractual agreements. Cash held in these trust accounts for contracting agencies is not included in the Company’s assets (Note 12(a)).

(f)	Hosted Service Installation and Implementation Deliverables

In 2008, the Company entered into a long-term contract to provide hosted services to a client beginning in March 2009. The Company determined that certain installation and implementation deliverables were not separate units of accounting within the contract, and should be combined for revenue recognition purposes with the hosted service deliverable. Accordingly, revenue for these contract elements is being taken ratably from the commencement of hosted services in March 2009 through the contract period of March 2018. Additionally, the Company deferred the direct incremental costs associated with the installation and implementation deliverables, with the costs being expensed ratably from the March 2009 commencement of services through March 2018.

(g)	Property, Equipment, and Leasehold Improvements

Property, equipment, and leasehold improvements are stated at cost, net of accumulated depreciation. Furniture and equipment are depreciated using the straight-line method over estimated useful lives ranging from 5 to 7 years. Buildings are depreciated using the straight-line method over 31.5 years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated life of the asset or the remaining term of the lease. Computer software and computer hardware are depreciated using the straight-line method over 3 years and 5 years, respectively.

Maintenance and repairs are charged to expense as incurred. Improvements that extend the useful lives of assets are capitalized.

When property is sold or retired, the cost and the related accumulated depreciation are removed from the consolidated balance sheet and any gain or loss from the transaction is included in the consolidated statements of operations.

(h)	Goodwill and Other Intangible Assets

Goodwill represents the excess of purchase price and related costs over the fair value assigned to the net assets of businesses acquired. Goodwill is not amortized, but instead is reviewed for impairment at least annually. Impairment is the condition that exists when the carrying amount of goodwill is not recoverable and its carrying amount exceeds its fair value. In accordance with Accounting Standard Update (ASU) 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment, the Company performed a qualitative assessment of whether it is more likely than not that goodwill fair value is less than its carrying amount for 2012, and concluded that there was no need to perform an impairment test. The Company performed a qualitative assessment of whether it is more likely than not that goodwill fair value is less than its carrying amount for 2011, and again concluded that there was no need to perform an impairment test. The Company applied impairment tests to its goodwill and determined that no impairment loss had occurred during 2010.

Identifiable intangible assets consist of customer contracts and related relationships, a perpetual license, and covenants not to compete. Customer contracts and related relationships are amortized over their estimated useful life of 4 – 20 years. The perpetual license is amortized over its estimated useful life of 5 years.

(i)	Impairment of Long-Lived Assets

Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company did not recognize an impairment expense for intangible assets in 2012 and 2010. In 2011, the Company recorded $13.4 million of impairment expense to write off the carrying amount of its former trade name, Diversified Collection Services, Inc. (DCS). The Company determined that the DCS trade name would not be used in the future, and retired the trade name intangible asset accordingly.

(j)	System Developments

The Company follows the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASC) Subtopic 350-40, Internal-Use Software, which specifies that costs incurred during the application stage of development should be capitalized. All other costs are expensed as incurred. During 2012, 2011 and 2010, costs of $5.4 million, $2.5 million and $2.1 million respectively, were capitalized for projects in the application stage of development, with depreciation expense of $2.4 million, $2.1 million and $1.5 million respectively, for completed projects.

(k)	Debt Issuance Costs

Debt issuance costs represent loan and legal fees paid in connection with the issuance of long-term debt. Debt issuance cost is amortized to interest expense in accordance with key terms of the notes as amended.

(l)	Revenues, Accounts Receivable, and Estimated Liability for Appeals

Revenue is recognized upon the collection of defaulted loan and debt payments. Loan rehabilitation revenue is recognized when the rehabilitated loans are sold (funded) by clients. Incentive revenue is recognized upon receipt of official notification of incentive award from customers. Under the Company’s RAC contract with CMS, the Company recognizes revenues when the healthcare provider has paid CMS for a given claim or offset. Providers have the right to appeal a claim and may pursue additional appeals if the initial appeal is found in favor of CMS. The Company accrues an estimated liability for appeals based on the amount of commissions received which are subject to appeal and which the Company estimates are probable of being returned to providers following successful appeal. At December 31, 2012, a total of $5.6 million was presented as an allowance against revenue, representing the Company’s estimate of claims that may be overturned. Of this amount, $1.2 million was related to amounts in accounts receivable and $4.4 million was related to commissions which had already been received. The balances at December 31, 2012 and 2011, were $4.4 million and $0.5 million, respectively, represent the Company’s best estimate of the probable amount of losses related to appeals of claims for which commissions were previously collected. In addition to the $4.4 million amount accrued at December 31, 2012, the Company estimates that it is reasonably possible that it could be required to pay an additional amount up to approximately $1.5 million as a result of potentially successful appeals. To the extent that required payments by the Company exceed the amount accrued, revenues in the applicable period would be reduced by the amount of the excess.

For the year ended December 31, 2012, the Company had 5 clients whose individual revenues exceeded 10% of the Company’s total revenues. The dollar amount and percent of total revenue of each of the 5 clients is summarized in the table below (in thousands):

Rank	2012 Revenue	Percent of total revenue
1	$54,130	25.8%
2	39,183	18.7%
3	29,027	13.8%
4	25,469	12.1%
5	22,397	10.7%

For the year ended December 31, 2011, the Company had 5 clients whose individual revenues exceeded 10% of the Company’s total revenues. The dollar amount and percent of total revenue of each of the 5 clients is summarized in the table below (in thousands):

Rank	2011 Revenue	Percent of total revenue
1	$30,732	18.9%
2	28,504	17.5%
3	21,812	13.4%
4	21,549	13.2%
5	17,934	11.0%

For the year ended December 31, 2010, the Company had 4 clients whose individual revenues exceeded 10% of the Company’s total revenues. The dollar amount and percent of total revenue of each of the 4 clients is summarized in the table below (in thousands):

Rank	2010 Revenue	Percent of total revenue
1	$27,881	22.6%
2	20,776	16.8%
3	17,287	14.0%
4	15,445	12.5%

Revenue from the largest three customers was 58%, 50% and 53% of total revenue in 2012, 2011 and 2010, respectively. Accounts receivable due from these three customers were 63%, 25% and 41% of total trade receivables at December 31, 2012, 2011 and 2010, respectively. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company determines the allowance for doubtful accounts by specific identification. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts was $0.1 million and $0.1 million at December 31, 2012 and 2011, respectively.

(m)	Legal Expenses

The Company recognizes legal fees related to litigation as they are incurred.

(n)	Comprehensive Income

The Company has no components of comprehensive income other than its net income. Accordingly, comprehensive income is equivalent to net income.

(o)	Fair Value of Financial Instruments

The Company’s financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, short-term debt and long-term debt. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their fair values based on or due to their short-term maturities. The carrying values of short-term debt and long-term debt approximate fair value, in which their variable interest rates approximate market rates.

(p)	Income Taxes

The Company accounts for income taxes under the asset-and-liability method. Deferred income tax assets and liabilities are recognized for future tax consequences attributable to differences between the carrying value of assets and liabilities for financial reporting purposes and for taxation purposes. Deferred income tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred income tax assets and liabilities is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs.

(q)	Preferred Stock

The carrying amounts of preferred stock are periodically increased by amounts representing dividends not currently declared or paid, but which would be payable under certain redemption features. Such increases in carrying amounts are recorded against retained earnings.

(r)	Stock Options

The Company accounts for its employee stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation – Stock Compensation. FASB ASC Topic 718 requires that all employee stock-based compensation is recognized as a cost in the financial statements and that for equity-classified awards, such cost is measured at the grant date fair value of the award. The Company estimates grant date fair value using the Black-Scholes-Merton option-pricing model.

FASB ASC Topic 718 also requires that excess tax benefits recognized in equity related to stock option exercises are reflected as financing cash inflows. The Company recognized income tax benefits resulting from the exercise of stock options in 2012, 2011 and 2010 of $0.6 million, $0 million and $0 million, respectively.

(s)	Earnings per Share

Basic earnings per share is calculated by dividing net income available to common shareholders by the sum of the weighted average number of common shares outstanding during the period plus the weighted average number of Series A preferred shares outstanding during the period. The Series A shares are included in the basic denominator because they could be converted into common shares for no cash consideration (via conversion units as further described in Note 7), and were thus considered outstanding common shares in computing basic earnings per share. Diluted earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of common shares and dilutive common shares equivalents outstanding during the period. The Company’s common share equivalents consist of stock options.

The following table reconciles the basic to diluted weighted average shares outstanding using the treasury stock method (shares in thousands):

	Year Ended December 31,
	2012	2011	2010
Weighted average shares outstanding – basic	43,985	42,962	42,962
Dilutive effect of stock options	3,614	2,780	2,057
Weighted average shares outstanding – diluted	47,599	45,742	45,019

For the year ended December 31, 2012, the Company excluded from the calculation of diluted earnings per share options to purchase 2,364,000 shares because such outstanding options’ combined exercise price, unamortized fair value and excess tax benefits were greater than the average market price of our common shares in each of those periods because their effect would be anti-dilutive (i.e., including such options would result in higher earnings per share).

(t)	Recent Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. ASU 2011-11 requires an entity to disclose information about offsetting and related arrangements to enable users of financial statements to understand the effect of those arrangements on its financial position, and to allow investors to better compare financial statements prepared under U.S. GAAP with financial statements prepared under International Financial Reporting Standards (IFRS). The new standards are effective for annual periods beginning January 1, 2013, and interim periods within those annual periods. Retrospective application is required. The Company implemented the provisions of ASU 2011-11 as of January 1, 2013. The Company does not believe its adoption of the new guidance will have an impact on its consolidated financial statement.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. Under this ASU, an entity will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. The ASU eliminates the option in U.S. GAAP to present other comprehensive income in the statement of changes in equity. An entity should apply the ASU retrospectively. For a nonpublic entity, the ASU is effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. Early adoption is permitted. In December 2011, the FASB decided to defer the effective date of those changes in ASU 2011-05 that relate only to the presentation of reclassification adjustments in the statement of operations by issuing ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive income in Accounting Standards Update No. 2011-05. The Company adopted this new accounting guidance with no impact to our consolidated financial statements.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The new standards do not extend the use of fair value but, rather, provide guidance about how fair value should be applied where it already is required or permitted under IFRS or U.S. GAAP. For U.S. GAAP, most of the changes are clarifications of existing guidance or wording changes to align with IFRS. A nonpublic entity is required to apply the ASU prospectively for annual periods beginning after December 15, 2011. The Company adopted ASU 2011-04 in 2012 with no impact to our consolidated financial statements.

(v)	Reclassifications

Certain reclassifications have been made to the 2011 balances to conform to the 2012 presentation. Such reclassifications have no effect on net income or retained earnings as previously reported.

2.	Acquisition

In February 2012, the Company purchased a perpetual software license and computer equipment from HOPS, a non-public Florida company, in a transaction valued at $3.68 million. The purchase agreement calls for a total of $4.0 million in cash payments to be made over an approximate 3 year period, beginning with an initial payment of $0.8 million which was made in February 2012, followed by quarterly payments of $0.3 million. As part of the transaction valuation, these payments were discounted to a present value using an estimate of our incremental borrowing rate.

The HOPS proprietary software platform provides data filtering services for government and commercial health plans to help identify improper payments made to health providers, and enhances our existing service offering in recovery of improper payments.

The purchase is being treated as a business combination for accounting purposes; the following table summarizes the estimated fair values of the assets acquired at the acquisition date (in thousands):

February 1, 2012
Computer equipment	$280
Perpetual license	3,250
Customer relationships	150

Total identifiable assets acquired	$3,680

The acquired intangible assets will be amortized over their estimated useful lives, which are 5 and 4 years for the perpetual license and customer relationships, respectively.

The following represents our pro forma Consolidated Statements of Income as if HOPS had been included in our consolidated results for the years ending December 31, 2012 and 2011 ( in thousands, except for per share data):

	For the year ended December 31,
	2012	2011
Total revenue	$211,329	$164,230

Net income available to common shareholders	$18,751	$3,715

Earnings per share attributable to common shareholders
Basic	$0.43	$0.09

Diluted	$0.39	$0.08

3.	Property, Equipment, and Leasehold Improvements

Property, equipment, and leasehold improvements consist of the following at December 31, 2012 and 2011 (in thousands):

	December 31, 2012	December 31, 2011
Land	$1,767	$1,767
Building and leasehold improvements	5,500	4,797
Furniture, equipment, and automobile	4,408	3,612
Computer hardware and software	40,886	31,197

	52,561	41,373
Less accumulated depreciation and amortization	(31,892)	(26,458)

Property, equipment and leasehold improvements, net	$20,669	$14,915

Depreciation and amortization expense of property, equipment and leasehold improvements was $5.8 million, $4.7 million and $4.2 million for the years ended December 31, 2012, 2011 and 2010, respectively.

4.	Identifiable Intangible Assets

Identifiable intangible assets consist of the following at December 31, 2012 and 2011 (in thousands):

December 31, 2012	Gross Amounts	Accumulated Amortization	Net
Amortizable intangibles:
Customer contracts and related relationships	$62,198	$(28,608)	$33,590
Perpetual license	3,250	(596)	2,654

Total intangible assets	$65,448	$(29,204)	$36,244

December 31, 2011	Gross Amounts	Accumulated Amortization	Net
Amortizable intangibles:
Customer contracts and related relationships	$62,046	$(25,530)	$36,516

Total intangible assets	$62,046	$(25,530)	$36,516

For the years ended December 31, 2012, 2011 and 2010, amortization expense related to intangible assets amounted to $3.7 million, $3.0 million and $3.0, respectively.

The estimated aggregate amortization expense for each of the five following fiscal years is as follows (in thousands):

Year Ending December 31,	Amount
2013	$3,731
2014	3,731
2015	3,731
2016	3,696
2017	3,097
Thereafter	18,258

Total	$36,244

5.	Credit Agreement

On March 19, 2012, the Company recapitalized entering into a credit agreement (the Agreement) consisting of a Term A Loan of $57.0 million, a Term B Loan of $79.5 million, and a revolving credit facility of $11.0 million. In connection with the recapitalization, our old credit facility, scheduled to mature in 2012, was extinguished, and our indebtedness on the old facility was paid in full. As of December 31, 2011, the indebtedness on the old facility consisted of $33.2 million under the Term A-2 Loan, $62 million under the Term B Loan and $8.2 million under the line of credit. On June 28, 2012, the Agreement was amended to increase the Term B Loan to $99 million. Payments under the Agreement are as follows (in thousands):

Year Ending December 31,	Amount
2013	$11,040
2014	11,040
2015	11,040
2016	11,040
2017	10,253
Thereafter	93,356

Total	$147,769

Proceeds from the new Term A, Term B, and revolving credit facility borrowings were used along with $14.5 million of our cash to repay our old notes payable and line of credit in the amount of $103.4 million and to redeem 3,897,000 shares of Series A Convertible Preferred Stock plus accrued dividends for a total of $44.0 million. Fees paid in conjunction with the credit agreement totaled $8.1 million, including an agency fee for $1.5 million to an entity associated with our majority stockholder, and an agreement to grant 215,000 shares of Common Stock valued at approximately $2.8 million to an investment bank acting as advisor.

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

The Term A Loan is charged interest either at Prime (subject to a 2.50% floor) +4.25% or LIBOR (subject to a 1.50% floor) +5.25%, which was 6.75% at December 31, 2012. The Term A loan requires quarterly payments of $2.5 million beginning in June 2012, with the remaining outstanding principal balance due March 19, 2017. As of December 31, 2012, the Term A loan ending balance, including the current portion was $49.5 million.

The Term B loan is charged interest at Prime +4.75% (subject to a 2.50% floor) or LIBOR (subject to a 1.50% floor) +5.75% which was 7.25% at December 31, 2012. The Term B loan requires quarterly payments of $0.2 million beginning in June 2012, with the outstanding principal balance due March 19, 2018. As of December 31, 2012, the Term B loan ending balance, including the current portion was $98.3 million.

The Company has a line of credit under the Agreement which allows for borrowings of up to $11 million. Borrowings accrue interest at Prime + 4.25% or LIBOR + 5.25%, which was 6.75% at December 31, 2012. Both the Prime and the LIBOR alternatives are subject to minimum rate floors. In addition, a facility fee of 0.5% is assessed on the commitment amount. There were no outstanding borrowings under this line of credit at December 31, 2012, and a letter of credit outstanding in the amount of $1.4 million, leaving remaining borrowing capacity under the line of credit of $9.6 million at December 31, 2012. The line of credit expires in March 19, 2017.

The Agreement contains certain restrictive financial covenants, which require, among other things, that we meet a minimum fixed charge coverage ratio of 1.20 and maximum total debt to EBITDA ratio of 3.25. Additionally, these covenants restrict the Company and its subsidiaries’ ability to incur certain types or amounts of indebtedness, incur liens on certain assets, make material changes in corporate structure or the nature of its business, dispose of material assets, engage in a change in control transaction, make certain foreign investments, enter into certain restrictive agreements, or engage in certain transactions with affiliates. We were in compliance with all such covenants at December 31, 2012.

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

The Company capitalized an additional $0.8 million related to our June 28, 2012 amendment to the Agreement, which included $0.2 million of agent fees paid to an entity associated with our majority stockholders, and $0.04 million paid to third parties for legal and other services. Debt issuance costs are being amortized to interest expense over the life of the new loans. Accumulated amortization of debt issuance costs amounted to $0.9 million at December 31, 2012.

Debt extinguishment costs of $3.7 million were expensed, including $3.3 million of fees paid to lenders, and $0.3 million of unamortized debt issuance costs associated with the old credit facility.

6.	Commitments and Contingencies

The Company leases office facilities and certain equipment. In January 2012, we renewed two of our facilities leases and entered into a new lease agreement for approximately 6,000 square feet in Livermore, California.

Future minimum rental commitments under non-cancelable leases as of December 31, 2012 are as follows (in thousands):

Year Ending December 31,	Amount
2013	$1,740
2014	1,769
2015	1,409
2016	986
2017	785
Thereafter	65

Total	$6,754

Lease expense was $2.4 million, $1.9 million and $1.9 million for the year ended December 31, 2012, 2011 and 2010, respectively.

7.	Capital Stock

Prior to August 15, 2012, the total number of shares of capital stock that the Company has authority to issue is 96,000,000, consisting of 18,000,000 shares of Series A Participating Senior Preferred Stock (Series A Preferred Stock), $0.0001 par value per share (Series A Preferred Stock); 18,000,000 shares of Series B Redeemable Senior Preferred Stock, $0.0001 par value per share (Series B Preferred Stock); and 60,000,000 shares of Common Stock, $0.0001 par value per share. On August 15, 2012, the authorized Common Stock was increased to 500,000,000 shares and the authorized preferred stock was increased to 50,000,000 shares.

(a)	Series A Preferred Stock

Issuance – On May 23, 2006, the Company sold 5,295,676 shares of Series A Preferred Stock to shareholders at a price of $5.67 per share, receiving gross proceeds of $30,000,000, and net proceeds of $29,925,000 after issuance costs of $75,000.

Dividends – The holders of Series A Preferred Stock were entitled to receive dividends as declared by the board of directors. The dividends accrued on a daily basis at the rate of 12% per annum on the sum of the Liquidation Value plus accumulated dividends and accrued and unpaid dividends thereon from the date of issuance of the Preferred Stock. As of December 31, 2011, the Company had accrued dividends payable of $28,248,000 recorded as an increase to the Series A Preferred Stock.

Voting – Each share of Series A Preferred Stock entitled the holder to cast a number of votes per share equal to the number of votes that the holder would be entitled to cast assuming that such shares of Series A Preferred Stock had been converted into shares of Common Stock.

Liquidation – In the event of any liquidation, dissolution, or winding up of the Company, before any distribution or payment to holders of Common Stock, but on parity with the holders of Series B Preferred Stock, holders of shares of Series A Preferred Stock were entitled to be paid an amount equal to the Liquidation Value of $5.67 per share plus any accumulated or accrued but unpaid dividends thereon. In addition to the payments set forth above, the holders of shares of Series A Preferred Stock were entitled to participate, on a parity and ratably on a per-share basis with the holders of Common Stock, with respect to all such distributions or payments that the holders of Series A Preferred Stock would have been entitled to receive with respect to the number of shares of Common Stock into which such holders’ shares of Series A Preferred Stock were convertible immediately prior to any relevant record date or payment date in connection with liquidation, dissolution, or winding up, but only to the extent that shares of Common Stock would have participated in such distributions or payments (and such payment shall be junior to all equity securities of the Company that rank senior to the Common Stock, including without limitation the Series B Preferred Stock).

Conversion – The Series A Preferred Stock was convertible into Conversion Units (as defined below), at a rate of one Conversion Unit for one share of Series A Preferred Stock. A Conversion Unit consisted of (i) the number of shares of Common Stock determined by dividing the Liquidation Value of the Series A Preferred Stock by the Conversion Price then in effect (the Common Portion) and (ii) one share of Series B Preferred Stock (the Series B Portion) subject to adjustments. If upon conversion there were any unpaid, accrued, or accumulated dividends due on the shares of Series A Preferred Stock, such dividends continued to be deferred, but were considered unpaid, accrued, or accumulated dividends (as the case may be) due on the Series B Preferred Stock.

•	Optional conversion – Each share of Series A Preferred Stock was convertible, at the option of the holder thereof, into a Conversion Unit at any time after the date of issuance of such share.

•

Automatic conversion – Each share of Series A Preferred Stock automatically could have been converted into Conversion Units on the date specified by written consent or agreement of the holders of a majority of the then outstanding shares of Series A Preferred Stock.

•

Conversion price – The initial Conversion Price of the shares issued in May 2006 was $5.67 per share. In order to prevent dilution of the conversion rights granted to the holders of the Series A Preferred Stock, the Conversion Price was subject to adjustment from time to time under certain circumstances. If the Company (i) declared a dividend on the Common Stock payable in shares of its capital stock (including Common Stock), (ii) subdivided the outstanding Common Stock, (iii) combined the outstanding Common Stock into a smaller number of shares, or (iv) issued any shares of its capital stock in a reclassification of the Common Stock, then, in each such case, the Conversion Price was to be proportionately adjusted so that, in connection with a conversion of the shares of Series A Preferred Stock after such date, the holder of shares of Series A Preferred Stock would have been entitled to receive the aggregate number and kind of shares of capital stock, which, if the conversion had occurred immediately prior to such date, the holder would have owned upon such conversion and been entitled to receive by virtue of such dividend, subdivision, combination, or reclassification.

(b)	Redemption of Series A Preferred Stock

On March 19, 2012, the Company recapitalized. As part of the recapitalization, 3,897,000 shares of Series A Convertible Preferred Stock were converted into conversion units, which consisted of one share of Series B Preferred Stock and one share of Common Stock. The Series B Preferred shares plus accrued dividends were redeemed for cash of $44 million, and 3,897,000 shares of Common Stock were issued to the holders of the redeemed Series A Convertible Preferred Stock.

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

(c)	Issuance of Shares of Common Stock as Compensation

As part of the March 19, 2012 recapitalization, the Company issued to its financial advisor as compensation in connection with the debt portion of the recapitalization 215,000 shares of Common Stock valued at approximately $2.8 million based upon a price of $13 per share. This amount represents debt issuance costs and is being amortized to expense over the 5 to 6 year life of the loans described in Note 5.

(d)	Initial Public Offering

In August 2012, the Company completed its initial public offering (IPO) in which we issued and sold 1,924,000 shares of Common Stock at a public offering price of $9.00 per share. The Company received net proceeds of $12.6 million after deducting underwriter discounts and commissions of $1.0 million and other offering expenses of approximately $3.6 million. In addition, a financial advisor to the Company was paid $0.9 million through the issuance of 103,500 shares of Common Stock valued at $9.00 per share.

8.	Stock-based Compensation

(a)	Stock Options

The Company has established the 2004 DCS Holdings Stock Option Plan, the DCS Holdings, Inc. 2004 Equity Incentive Plan (Performant Financial Corporation is the new name of DCS Holdings, Inc.), the Performant Financial Corporation 2007 Stock Option Plan, and the Performant Financial Corporation 2012 Stock Incentive Plan (the Plans). Under the terms of the 2004 DCS Holdings Stock Option Plan, stock options may be granted for up to 4,000,000 shares of the Company’s authorized but unissued Common Stock. The 2004 DCS Holdings Stock Option Plan was terminated on the completion of the Company’s initial public offering in August 2012. No shares of our common stock are available under our 2004 Stock Option Plan other than for satisfying exercises of stock options granted under this plan prior to termination.

Under the terms of the DCS Holdings, Inc. 2004 Equity Incentive Plan, incentive and nonqualified stock options, stock bonuses, and rights to acquire restricted stock may be granted for up to 3,600,000 shares of the Company’s authorized but unissued Common Stock. Options granted under the DCS Holdings, Inc. 2004 Equity Incentive Plan generally vest over a four-year period. The Company’s DCS Holdings, Inc. 2004 Equity Incentive Plan was terminated on the completion of its initial public offering in August 2012. No shares of our common stock are available under our 2004 Equity Incentive Plan other than for satisfying exercises of stock options granted under this plan prior to termination.

Under the terms of the Performant Financial Corporation 2007 Stock Option Plan, incentive and nonqualified stock options may be granted for up to 4,000,000 shares of the Company’s authorized but unissued Common Stock. Options granted under the Performant Financial Corporation 2007 Stock Option Plan generally vest over a five-year period. Performant Financial Corporation 2007 Stock Option Plan was terminated on the completion of its initial public offering in August 2012. No shares of our common stock are available under our 2007 Stock Option Plan other than for satisfying exercises of stock options granted under this plan prior to termination.

The terms of the Performant Financial Corporation 2012 Stock Incentive Plan provides for the granting of incentive stock options within the meaning of Section 422 of the Code to employees and the granting of nonstatutory stock options, restricted stock, stock appreciation rights, stock unit awards and cash-based awards to employees, non-employee directors and consultants. The Company has reserved 4,300,000 shares of common stock under the 2012 Plan. Options granted under the Performant Financial Corporation 2012 Stock Incentive Plan generally vest over a five-year period.

The exercise price of incentive stock options shall generally not be less than 100% of the fair market value of the Common Stock subject to the option on the date that the option is granted. The exercise price of nonqualified stock options shall generally not be less than 85% of the fair market value of the Common Stock subject to the option on the date that the option is granted. Options issued under the Plans have a maximum term of 10 years and vest over schedules determined by the board of directors. Options issued under the Plans generally provide for immediate vesting of unvested shares in the event of a sale of the Company.

Total stock-based compensation expense charged as salaries and benefits expense in the consolidated statements of operations was $1.6 million, $0.1 million and $0.6 million for the years ended December 31, 2012, 2011, and 2010, respectively.

The following table sets forth a summary of our stock option activity for the year ended December 31:

	Outstanding Options	Weighted average exercise price per share	Weighted average remaining contractual life (Years)	Aggregate Instrinsic Value (in thousands)
Outstanding at December 31, 2009	5,443,500	$0.61	6.90
Granted	202,000	1.50
Forfeited	(134,750)	0.56
Exercised	—	—

Outstanding at December 31, 2010	5,510,750	0.64	6.00
Granted	180,000	5.50
Forfeited	(25,282)	0.74
Exercised	(718)	0.50

Outstanding at December 31, 2011	5,664,750	0.80	5.20
Granted	2,549,109	10.32
Forfeited	(19,077)	7.99
Exercised	(285,058)	0.61

Outstanding at December 31, 2012	7,909,724	$3.85	5.89	$49,410

Vested or expected to vest(1) at December 31, 2012	7,514,238	$3.66	5.64	$48,387

Exercisable at December 31, 2012	4,854,960	$0.64	3.86	$45,927

(1)	Options expected to vest reflect an estimated forfeiture rate.

The weighted-average grant-date exercise price of stock options granted during the years ended December 31, 2012, 2011 and 2010 was $10.32, $5.50 and $1.50, respectively, per share. The aggregate intrinsic value of our stock options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the years ended December 31, 2012, 2011 and 2010, was $2.9 million, $0 million and $0 million, respectively. At December 31, 2012, 2011, and 2010, there was $12.0 million, $0.6 million and $0.4 million, respectively, of unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements, which the Company expects to recognize over a weighted-average period of 4.21 years as stock-based compensation expense.

Net cash proceeds from the exercise of stock options were $0.2 million, $0 million and $0 million during 2012, 2011 and 2010, respectively. For the years ended December 31, 2012, 2011 and 2010, we realized a $0.6 million, $0 million and $0 million tax benefit from the exercise of stock options, respectively.

The fair value of each option grant was estimated using the Black-Scholes option pricing model. Expected volatilities are calculated based on the historical volatility data of comparable peer companies over a term comparable to the expected term of the options issued. The expected term of the award is determined based on the average of the vesting term and the contractual term. Management monitors share option exercise and employee termination patterns to estimate forfeiture rates within the valuation model. Separate groups of employees that have similar groups of employees with similar historical exercise behavior are considered separately for valuation purposes.

We estimated the fair value of options granted using a Black-Scholes option pricing model with the following assumptions:

	For the Year Ended December 31,
	2012	2011	2010
Expected volatility	48.3%	39.8%	40.6%
Expected dividends	0.0	0.0	0.0
Expected term (years)	6.5	6.3	6.3
Risk-free interest rate	1.01%	1.2%	2.8%
Weighted-average estimated fair value of options granted during the year	$5.22	$2.23	$0.66

Valuation and Amortization Method – The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option pricing model. The fair value is then amortized on a straight line basis over the requisite service periods of the awards, which is generally the vesting period. Stock options typically have a ten year life from the grant date and vesting periods of four to five years. The fair value of the Company’s common stock is based on the market price of the stock on the date of grant.

Expected Term – The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding. For awards granted subject only to service vesting requirements, the Company utilizes the simplified method under the provisions of FASB ASC 718-10-S99-1 (Staff Accounting Bulletin No. 107) for estimating the expected term of the stock-based award.

Expected Volatility – Because there is insufficient history of the Company’s stock price returns, the Company lacks sufficient historical volatility data for its equity awards. Accordingly, the Company calculates the expected volatility using comparable peer companies over a term comparable to the expected term of the options issued.

Expected Dividend – The Company has never paid dividends on its common shares and currently does not intend to do so. Accordingly, the dividend yield percentage is zero for all periods.

Risk-Free Interest Rate – The risk-free interest rate used in the Black Scholes valuation method is based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of our stock options.

(b)	Restricted Stock

Option Agreements issued under the 2004 DCS Holdings Stock Option Plan allow for the participants to exercise options whether or not vesting has occurred, provided that the participants enter into a restricted stock agreement. The restricted stock agreement is to specify that the stock issued for unvested options will continue vesting, with the unvested shares subject to repurchase at the lower of original cost and fair market value.

In January 2005, two executives exercised a portion of their options, including unvested options, by entering into restricted stock agreements with the Company. The restricted stock agreements allow for the executives to receive dividend payments, subject to forfeiture if the executives leave the Company prior to the vesting of the restricted shares. On February 4, 2005, forfeitable dividends of $1 million were paid on the executives’ unvested restricted shares. This amount has been recorded as “due from stockholders” in the equity caption of the consolidated balance sheet, and is being amortized into compensation expense as the underlying unvested restricted shares vest. Compensation expense associated with the forfeitable dividends received on unvested restricted shares was $0 million, $0 million and $0.1 million in 2012, 2011 and 2010, respectively.

9.	Employee Benefit Plan

The Company has a 401(k) Salary Deferral Plan (the Plan) covering all full-time employees who have met certain service requirements. Employees may contribute a portion of their salary up to the maximum limit established by the Internal Revenue Code for such plans. Employer contributions are discretionary. No matching contributions were made during 2012, 2011 and 2010.

10.	Income Taxes

The Company’s income tax expense (benefit) consists of the following (in thousands):

	2012	2011	2010
Current:
Federal	$15,142	$14,053	$5,500
State	3,470	3,103	1,132

	18,612	17,156	6,632

Deferred:
Federal	$(1,599)	$(7,350)	$(172)
State	(227)	(2,290)	204

	(1,826)	(9,640)	32

Total Expense (Benefit)	$16,786	$7,516	$6,664

A reconciliation of the income tax expense calculated using the applicable federal statutory rates to the actual income tax expense for the years ended December 31, 2012, 2011 and 2010 is as follows:

	2012	2011	2010
Federal income at the statutory rate	35%	35%	35%
State income tax, net of federal benefit	5%	3%	5%
Permanent differences	2%	1%	2%
Other	0%	-1%	-2%

	42%	38%	40%

The following table summarizes the components of the Company’s deferred tax assets and liabilities as of December 31, 2012, and 2011 (in thousands):

	2012	2011
Deferred tax assets:
Bad debt reserve	$26	$30
Vacation accrual	909	315
Remeasurement expense nonqualified stock options	1,767	1,137
Amortization of deferred finance costs	3,082	1,822
Acquisition costs	197	229
Bonus accrual	—	483
State tax deferral	1,373	1,041
Stock option compensation	—	690
Deferred revenue	91	1,284
State tax credits	566	386
Estimated liability for appeals	1,260	366
Other	82	559

	9,353	8,342
Valuation allowance	(351)	(148)

	9,002	8,194

Deferred tax liabilities:
Identifiable intangible assets	(13,007)	(14,307)
Book versus tax depreciation	(3,446)	(3,029)
Amortization of deferred finance costs	—	(135)
Other	(22)	(22)

	(16,475)	(17,493)

Net deferred tax liabilities	$(7,473)	$(9,299)

The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, except for certain state tax credits. Income tax expense is allocated to the subsidiaries included in the consolidated tax return on the basis of the subsidiaries’ stand-alone tax provision.

The Company has a valuation allowance of approximately $0.4 million as of December 31, 2012 related to California enterprise zone tax credits for which it is not more likely than not that the tax benefit will be realized. The total amount of the valuation allowance represented includes increases from the amount recorded as of December 31, 2011 due to the generation of additional tax credits in 2012, for which it is not more likely than not that the tax benefit will be realized.

The Company has state tax credits of $0.6 million which can be carried forward indefinitely. The Company has state net operating loss carryforwards of $0.4 million which expire in 2020. The following table reconciles the Company’s unrecognized tax benefits as of December 31, 2012 from its unrecognized tax benefits as of December 31, 2011 (in thousands):

Unrecognized tax benefits balance at December 31, 2011	$—
Increase related to prior year tax positions	115
Decrease related to prior year tax positions	—
Increase related to current year tax positions	164
Settlements	—
Lapse of statute of limitations	—

Unrecognized tax benefits balance at December 31, 2012	$279

At December 31, 2012 and 2011, we had approximately $0.3 million and $0 million of unrecognized tax benefits, respectively. We do not expect any significant change in unrecognized tax benefits during the next twelve months. The Company records interest expense and penalties related to unrecognized tax benefits in selling, general, and administrative expenses. The amount of accrued interest was not material at December 31, 2012 and 2011, respectively. No penalties were recognized in 2012 or accrued at December 31, 2012 and 2011, respectively. Unrecognized tax benefits of approximately $0.3 million which, if recognized, would favorably affect the Company’s effective income tax rate.

The Company files federal and state income tax returns. For years before 2008, the Company is no longer subject to federal or state tax examinations.

11.	Related Party Transactions

Our notes payable, both before and after the recapitalization of March 19, 2012, are held by a number of lenders, some of whom also invested in our stock. As a result, these entities are considered related parties. Interest expense under these arrangements totaled $11.1 million, $12.3 million and $13.2 million for the years ended December 31, 2012, 2011 and 2010, respectively, and the debt extinguishment expense associated with the recapitalization totaled $3.3 million for the year ended December 31, 2012.

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

12.	Other Commitments and Contingencies

(a)	Trust Funds

The Company collects principal and interest payments and collection costs on defaulted loans for various contracting agencies. Cash collections for some of the Company’s customers are held in trust in bank accounts controlled by the Company. The Company remits trust funds to the contracting agencies on a regular basis. The amount of cash held in trust and the related liability are separated from and not included in the Company’s assets and liabilities. Cash held in trust for customers totaled $1.4 million and $1.8 million at December 31, 2012 and 2011, respectively.

(b)	Litigation

The Company, during the ordinary course of its operations, has been named in various legal suits and claims, several of which are still pending. In the opinion of management and the Company’s legal counsel, such legal actions will not have a material effect on the Company’s financial position or results of operations or cash flows.

13.	Subsequent Events

In January 2013, the Company completed a secondary offering in which selling stockholders issued and sold 9,200,000 shares of common stock at a public offering price of $10.65 per share. The Company did not receive any proceeds from the sale of the shares by the selling stockholders. The Company paid the related offering expenses.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFORMANT FINANCIAL CORPORATION

By:	/s/ Lisa C. Im
Lisa C. Im
Chief Executive Officer

Date: March 21, 2013

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Lisa C. Im and Hakan L. Orvell, and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lisa C. Im Lisa C. Im	Chief Executive Officer (Principal Executive Officer) and Director	March 21, 2013

/s/ Hakan L. Orvell Hakan L. Orvell	Chief Financial Officer (Principal Financial and Accounting Officer)	March 21, 2013

/s/ Dr. Jon D. Shaver Dr. Jon D. Shaver	Chairman of the Board and Director	March 21, 2013

/s/ Todd R. Ford Todd R. Ford	Director	March 21, 2013

/s/ Brian P. Golson Brian P. Golson	Director	March 21, 2013

/s/ William D. Hansen William D. Hansen	Director	March 21, 2013

/s/ William C. Kessinger William C. Kessinger	Director	March 21, 2013

/s/ Jeffrey S. Stein Jeffrey S. Stein	Director	March 21, 2013

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

For the years ended December 31, 2012, 2011 and 2010

Allowance for doubtful accounts (in thousands):

Description	Balance at Beginning of Period	Additions Charged against Revenue	Recoveries	Charge-offs	Balance at End of Period
2012	$77	—	2	(14)	$65
2011	$45	28	14	(10)	$77
2010	$221	37	—	(213)	$45

Estimated allowance and liability for appeals – RAC Contract (in thousands):

Description	Balance at Beginning of	Additions Charged against Revenue	Appeals found in Providers Favor	Balance at End of Period
2012	$934	8,589	(3,946)	$5,577	*
2011	$101	1,743	(910)	934	*
2010	$—	101	—	101	*

*	Includes $1,199, $484 and $101 related to the estimated allowance for appeals that apply to uncollected accounts receivable as of 2012, 2011 and 2010, respectively.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1(b) to the Company’s Registration Statement on Form S-1/A filed July 23, 2012)

3.2	Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.2(b) to the Company’s Registration Statement on Form S-1/A filed July 23, 2012)

4.2	Amended and Restated Registration Rights Agreement, dated as of August 15, 2012, among the Registrant and the persons listed thereon (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A filed July 23, 2012)

10.1	Form of Indemnification Agreement between the Registrant and its officers and directors (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1/A filed July 30, 2012)

10.2	2004 Equity Incentive Plan and form of agreements thereunder (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed July 3, 2012)

10.3	2004 DCS Holdings Stock Option Plan and form of agreements thereunder (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed July 3, 2012)

10.4	2007 Stock Option Plan and form of agreements thereunder (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed July 3, 2012)

10.5	Recovery Audit Contractor contract by and between Diversified Collection Services, Inc. and Center for Medicare and Medicaid Services dated as of October 3, 2008, as amended (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1/A filed July 23, 2012)

10.6	Credit Agreement, dated as of March 19, 2012, by and among DCS Business Services, Inc., the Lenders party Hereto, Madison Capital Funding LLC, and ING Capital (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1/A filed July 23, 2012)

10.7	Form of Change of Control Agreement, as amended (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1/A filed July 30, 2012)

10.8	Employment Agreement between the Registrant and Lisa Im, dated as of April 15, 2012, as amended (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A filed July 23, 2012)

10.9	Employment Agreement between the Registrant and Jon D. Shaver dated as of March 31, 2003, as amended (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1/A filed July 23, 2012)

10.10	Repurchase Agreement between the Registrant and Lisa C. Im dated as of July 3, 2012 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed July 3, 2012)

10.11	Repurchase Agreement between the Registrant and Jon D. Shaver dated as of July 3, 2012 (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed July 3, 2012)

10.12	Director Nomination Agreement between the Registrant and Parthenon DCS Holdings, LLC dated as of July 20, 2012 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1/A filed July 23, 2012)

10.13	Advisory Services Agreement between Diversified Collection Services, Inc. and Parthenon Capital, LLC dated as of January 8, 2004, as amended (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1/A filed July 23, 2012)

Exhibit Number	Description

10.14	Termination of the Advisory Services Agreement between Diversified Collection Services, Inc. and Parthenon Capital, LLC dated as of January 8, 2004, as amended, dated as of April 13, 2012 (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A filed July 23, 2012)

10.15	2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1/A filed July 23, 2012)

21	List of Subsidiaries

23	Consent of KPMG LLP, Independent Registered Public Accounting Firm

24	Powers of Attorney (included in the signature page to this report)

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Lisa C. Im

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Hakan L. Orvell

32.1	Furnished Statement of the Chief Executive Officer under 18 U.S.C. Section 1350

32.2	Furnished Statement of the Chief Financial Officer under 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase