Form 10-Q
period 2013-03-31
Performant Financial Corp
filed 2013-05-10
CIK 1550695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

The number of shares of Common Stock outstanding as of May 9, 2013 was 47,700,961.

PERFORMANT FINANCIAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2013

i

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share amounts)

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$39,347	$37,843
Trade accounts receivable, net of allowance for doubtful accounts of $53 and $65, respectively and estimated allowance for appeals of $371 and $1,199, respectively	19,424	23,044
Deferred income taxes	3,798	3,798
Prepaid expenses and other current assets	3,258	2,876
Income tax receivable	2,092	0
Debt issuance costs, current portion	1,108	1,125

Total current assets	69,027	68,686
Property, equipment, and leasehold improvements, net	21,450	20,669
Identifiable intangible assets, net	35,312	36,244
Goodwill	81,572	81,572
Debt issuance costs, net	3,578	3,844
Other assets	709	730

Total assets	$211,648	$211,745

Liabilities and Stockholders’ Equity
Liabilities:
Current liabilities:
Current maturities of notes payable	$11,040	$11,040
Accrued salaries and benefits	6,149	9,288
Accounts payable	1,436	1,403
Other current liabilities	6,062	8,252
Income taxes payable	0	430
Deferred revenue	1,278	2,187
Estimated liability for appeals	6,509	4,378

Total current liabilities	32,474	36,978
Notes payable, net of current portion	133,969	136,729
Deferred income taxes	11,271	11,271
Other liabilities	2,417	2,694

Total liabilities	180,131	187,672

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized, 500,000 shares at March 31, 2013 and December 31, 2012; issued and outstanding 46,721 and 45,392 shares at
March 31, 2013 and December 31, 2012, respectively	4	4
Additional paid-in capital	41,593	35,970
Accumulated deficit	(10,080)	(11,901)

Total stockholders’ equity	31,517	24,073

Total liabilities and stockholders’ equity	$211,648	$211,745

See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues	$49,363	$45,878
Operating expenses:
Salaries and benefits	23,982	18,641
Other operating expenses	18,868	16,141

Total operating expenses	42,850	34,782

Income from operations	6,513	11,096
Debt extinguishment costs	0	(3,679)
Interest expense	(2,965)	(3,190)
Interest income	0	31

Income before provision for income taxes	3,548	4,258
Provision for income taxes	1,727	1,742

Net income	$1,821	$2,516

Accrual for preferred stock dividends	0	1,571
Net income available to common shareholders	$1,821	$945

Net income per share attributable to common shareholders
Basic	$0.04	$0.02

Diluted	$0.04	$0.02

Weighted average shares
Basic	46,121	42,985

Diluted	49,007	46,225

See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

For the Three Months Ended March 31, 2013

(In thousands)

(Unaudited)

			Additional
	Common Stock		Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance, December 31, 2012	45,392	$4	$35,970	$(11,901)	$24,073
Exercise of stock options	1,329	0	735	0	735
Stock-based compensation expense	0	0	712	0	712
Income tax benefit from employee stock options	0	0	4,176	0	4,176
Net income	0	0	0	1,821	1,821

Balance, March 31, 2013	46,721	$4	$41,593	$(10,080)	$31,517

See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net income	$1,821	$2,516
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,509	2,214
Write-off of unamortized debt issuance costs	0	335
Stock-based compensation	712	52
Interest expense from debt issuance costs and amortization of discount note payable	314	282
Interest income on notes receivable from stockholders	0	(28)
Changes in operating assets and liabilities:
Trade accounts receivable	3,620	(4,911)
Prepaid expenses and other current assets	(382)	806
Income tax receivable	(2,092)	0
Other assets	21	(35)
Accrued salaries and benefits	(3,139)	(2,073)
Accounts payable	33	649
Other current liabilities	(2,190)	(1,586)
Income taxes payable	(430)	2
Deferred revenue	(909)	3,894
Estimated liability for appeals	2,131	777
Other liabilities	(57)	(52)

Net cash provided by operating activities	1,962	2,842

Cash flows from investing activities:
Purchase of property, equipment, and leasehold improvements	(2,359)	(1,203)
Purchase of perpetual software license and computer equipment	0	(760)

Net cash used in investing activities	(2,359)	(1,963)

Cash flows from financing activities:
Borrowing under notes payable	0	136,500
Borrowing under line of credit	0	4,500
Redemption of preferred stock	0	(43,973)
Repayment of notes payable	(2,760)	(95,185)
Repayment of line of credit	0	(8,198)
Debt issuance costs paid	0	(2,235)
Proceeds from exercise of stock options	735	20
Income tax benefit from employee stock options	4,176	0
Payment of purchase obligation	(250)	0

Net cash provided by (used) in financing activities	1,901	(8,571)

Net increase (decrease) in cash and cash equivalents	1,504	(7,692)
Cash and cash equivalents at beginning of period	37,843	20,004

Cash and cash equivalents at end of period	$39,347	$12,312

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,550	$1,740

Cash paid for interest	$2,559	$2,912

Cash paid as debt extinguishment	$0	$3,344

Supplemental disclosure of non-cash investing and financing activities:
Obligation payable to sellers of perpetual license	$0	$3,250

Issuance of common stock as part of debt issuance costs	$0	$2,796

See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements

For the Three Months Ended March 31, 2013 and 2012

(Unaudited)

1. Organization and Description of Business

(a)	Basis of Presentation and Organization

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary (consisting only of normal recurring adjustments) for a fair presentation of our and our subsidiaries’ financial position at March 31, 2013, the results of our operations for the three months ended March 31, 2013 and 2012 and cash flows for the three months ended March 31, 2013 and 2012. Interim financial statements are prepared on a basis consistent with our annual consolidated financial statements. The interim financial statements included herein should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the years ended December 31, 2012, 2011 and 2010.

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

(b)	Revenues, Accounts Receivable, and Estimated Liability for Appeals

Revenue is recognized upon the collection of defaulted loan and debt payments. Loan rehabilitation revenue is recognized when the rehabilitated loans are sold (funded) by clients. Incentive revenue is recognized upon receipt of official notification of incentive award from customers. Under the Company’s RAC contract with CMS, the Company recognizes revenues when the healthcare provider has paid CMS for a given claim or offset. Providers have the right to appeal a claim and may pursue additional appeals if the initial appeal is found in favor of CMS. The Company accrues an estimated liability for appeals based on the amount of commissions received which are subject to appeal and which the Company estimates are probable of being returned to providers following successful appeal. At March 31, 2013, a total of $6.9 million was presented as an allowance against revenue, representing the Company’s estimate of claims that may be overturned. Of this amount, $0.4 million was related to amounts in accounts receivable and $6.5 million was related to commissions which had already been received. The $6.5 million balance at March 31, 2013, and the $4.4 million balance as of December 31, 2012, represents the Company’s best estimate of the probable amount of losses related to appeals of claims for which commissions were previously collected. In addition to the $6.5 million amount accrued at March 31, 2013, the Company estimates that it is reasonably possible that it could be required to pay an additional amount up to approximately $1.8 million as a result of potentially successful appeals. To the extent that required payments by the Company exceed the amount accrued, revenues in the applicable period would be reduced by the amount of the excess.

2. Property, Equipment, and Leasehold Improvements

Property, equipment, and leasehold improvements consist of the following at March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Land	$1,767	$1,767
Building and leasehold improvements	5,518	5,500
Furniture, equipment, and automobile	4,547	4,408
Computer hardware and software	43,000	40,886

	54,832	52,561
Less accumulated depreciation and amortization	(33,382)	(31,892)

Property, equipment and leasehold improvements, net	$21,450	$20,669

Depreciation and amortization expense of property, equipment and leasehold improvements was $1.6 million and $1.3 million for the three months ended March 31, 2013 and 2012, respectively.

3. Credit Agreement

On March 19, 2012 we recapitalized, entering into a credit agreement (the Agreement) consisting of a Term A Loan of $57.0 million, a Term B Loan of $79.5 million, and a revolving credit facility of $11.0 million. In connection with the recapitalization, our old credit facility, scheduled to mature in 2012, was extinguished, and our indebtedness on the old facility was paid in full. On June 28, 2012, the Agreement was amended to increase the Term B Loan to $99 million. Payments under the Agreement for the next five years and thereafter are as follows (in thousands):

Year Ending December 31,	Amount
Remainder of 2013	$8,280
2014	11,040
2015	11,040
2016	11,040
2017	10,252
Thereafter	93,357

Total	$145,009

The Term A Loan is charged interest either at Prime (subject to a 2.50% floor) +4.25% or LIBOR (subject to a 1.50% floor) +5.25%, which was 6.75% at March 31, 2013. The Term A loan requires quarterly payments of $2.5 million beginning in June 2012, with the remaining outstanding principal balance due March 19, 2017. As of March 31, 2013, the Term A loan ending balance, including the current portion was $47.0 million.

The Term B loan is charged interest at Prime +4.75% (subject to a 2.50% floor) or LIBOR (subject to a 1.50% floor) +5.75% which was 7.25% at March 31, 2013. The Term B loan requires quarterly payments of $0.2 million beginning in June 2012, with the outstanding principal balance due March 19, 2018. As of March 31, 2013, the Term B loan ending balance, including the current portion was $98.0 million.

We have a line of credit under the Agreement which allows for borrowings of up to $11 million. Borrowings accrue interest at Prime + 4.25% or LIBOR + 5.25%, which was 7.5% at March 31, 2013. Both the Prime and the LIBOR alternatives are subject to minimum rate floors. In addition, a facility fee of 0.5% is assessed on the commitment amount. There were no outstanding borrowings under this line of credit at March 31, 2013, and a letter of credit outstanding in the amount of $1.4 million, leaving remaining borrowing capacity under the line of credit of $9.6 million at March 31, 2013. The line of credit expires in March 19, 2017.

The Agreement contains certain restrictive financial covenants, which require, among other things, that we meet a minimum fixed charge coverage ratio and maximum total debt to EBITDA ratio. Additionally, these covenants restrict the Company and its subsidiaries’ ability to incur certain types or amounts of indebtedness, incur liens on certain assets, make material changes in corporate structure or the nature of its business, dispose of material assets, engage in a change in control transaction, make certain foreign investments, enter into certain restrictive agreements, or engage in certain transactions with affiliates. We were in compliance with all such covenants at March 31, 2013.

Debt extinguishment costs of $3.7 million were expensed, including $3.3 million of fees paid to lenders, and $0.3 million of unamortized debt issuance costs associated with the old credit facility.

4. Commitments under Operating Leases

We have entered into various non-cancelable operating lease agreements for certain of our office facilities and equipment with original lease periods expiring between 2013 and 2017. Certain of these arrangements have free rent periods and /or escalating rent payment provisions, and we recognize rent expense under such arrangements on a straight-line basis.

Future minimum rental commitments under non-cancelable leases as of March 31, 2013 are as follows (in thousands):

Year Ending December 31,	Amount
Remainder of 2013	$1,328
2014	1,801
2015	1,441
2016	1,016
2017	789
Thereafter	65

Total	$6,440

Operating lease expense totaled $0.6 million and $0.6 million for the three months ended March 31, 2013 and 2012, respectively.

5. Capital Stock

Secondary Offering

In January 2013, we completed a secondary offering in which selling stockholders sold 9,200,000 shares of Common Stock at a public offering price of $10.65 per share. The Company did not receive any proceeds from the sale of the shares by the selling stockholders. The Company paid related offering expenses of $0.6 million. In addition, a financial advisor to the Company was paid $1.0 million for financial advisory services. These costs have been expensed, and are included in other operating expenses.

6. Stock-based Compensation

Total stock-based compensation expense charged as salaries and benefits expense in the consolidated statements of operations was $0.7 million and $0 million for the three months ended March 31, 2013 and 2012, respectively.

The following table shows stock option activity for the three months ended March 31, 2013:

	Outstanding Options	Weighted average exercise price per share	Weighted average remaining contractual life (Years)	Aggregate Instrinsic Value (in thousands)
Outstanding at December 31, 2012	7,909,724	$3.85	5.89	$49,410
Granted	90,000	13.55
Forfeited	(96,214)	10.60
Exercised	(1,312,980)	0.56

Outstanding at March 31, 2013	6,590,530	$4.54	6.32	$50,989

Vested or expected to vest(1) at March 31, 2013	6,452,344	$4.57	6.34	$49,777

Exercisable at March 31, 2013	3,631,531	$0.72	4.11	$41,993

(1)	Options expected to vest reflect an estimated forfeiture rate.

We estimated the total fair value of the March 2013 grants to be $0.7 million using a Black-Scholes option pricing model, and the following assumptions:

Expected volatility	56.40%
Expected dividends	0.00
Expected term (years)	6.50
Risk-free interest rate	1.23%

7. Income Taxes

Our effective income tax rate changed to 48.7% for the three months ended March 31, 2013 from 40.9% for the three months ended March 31, 2012. The increase in the effective rate is primarily due to the lack of deductibility of offering expenses of $0.6 million and financial advisory fees of $1.0 million associated with the secondary offering described in Note 5.

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

8. Earnings per Share

For the three months ended March 31, 2013, basic income per share is calculated by dividing net income available to holders of Common Stock by the sum of the weighted average number of shares of Common Stock outstanding during the period. For the three months ended March 31, 2012, basic income per share is calculated by dividing net income available to holders of Common Stock by the sum of the weighted average number of shares of Common Stock outstanding during the period plus the weighted average number of shares of Series A Convertible Preferred Stock outstanding during the period. The shares of Series A Convertible Preferred Stock are included in the basic denominator because they can be converted into shares of Common Stock for no cash consideration, and are thus considered outstanding shares of Common Stock in computing basic earnings per share. Diluted income per share is calculated by dividing net income available to common shareholders by the weighted average number of shares of Common Stock and dilutive common share equivalents outstanding during the period. Common share equivalents consist of stock options and restricted stock units. The Company excluded from the calculation of diluted earnings per share for the three months ended March 31, 2013 options to purchase 2,539,000 shares whose combined exercise price, unamortized fair value and excess tax benefits were greater during the period than the average price for the Company’s common stock because their effect would be anti-dilutive.

The following table reconciles the basic to diluted weighted average shares outstanding using the treasury stock method (shares in thousands):

	Three Months Ended
	March 31,
	2013	2012
Weighted average shares outstanding – basic	46,121	42,985
Dilutive effect of stock options	2,886	3,240
Weighted average shares outstanding – diluted	49,007	46,225

9. Related Party Transactions

Our notes payable are held by a number of lenders, some of whom also invested in our stock. As a result, these entities are considered related parties. Interest expense under these arrangements totaled $2.6 million and $2.9 million for the three months ended March 31, 2013 and 2012, respectively.

10. Subsequent Events

In April 2013, we completed a secondary offering in which selling stockholders sold 6,500,000 shares of Common Stock at a public offering price of $12 per share. The Company did not receive any proceeds from the sale of the shares by the selling stockholders. The Company paid the related offering expenses. In addition, the Company was required to pay an affiliate a fee equal to 1% of the aggregate gross proceeds of the secondary offering. The Company paid $0.8 million to the affiliate in April 2013 upon successful closing of the secondary offering.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion in conjunction with our condensed consolidated financial statements (unaudited) and related notes included elsewhere in this report. This report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” under Item 1A of Part II of this report. In light of these risks, uncertainties and assumptions, the forward-looking events and trends discussed in this report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Forward-looking statements include, but are not limited to, statements about our: opportunities and expectations for growth in the student lending, healthcare and other markets; anticipated trends and challenges in our business and competition in the markets in which we operate; our client relationships and future growth opportunities; the adaptability of our technology platform to new markets and processes; our ability to invest in and utilize our data and analytics capabilities to expand our capabilities; our belief that we benefit from a significant degree of revenue visibility; our growth strategy of expanding in our existing markets and considering strategic alliances or acquisitions; our ability to meet our liquidity and working capital needs; maintaining, protecting and enhancing our intellectual property; our expectations regarding future expenses; expected future financial performance; and our ability to comply with and adapt to industry regulations and compliance demands. The forward-looking statements in this report speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Student Lending	$33,272	$29,168
Healthcare	10,285	12,069
Other	5,806	4,641

Total Revenues	$49,363	$45,878

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

There are five potential outcomes to the student loan recovery process from which we generate revenues. These outcomes include: full repayment, recurring payments, rehabilitation, loan restructuring and wage garnishment. Of these five potential outcomes, our ability to rehabilitate defaulted student loans is the most significant component of our revenues in this market. Generally, a loan is considered successfully rehabilitated after the student loan borrower has made nine consecutive monthly payments and our client has notified us that it is recalling the loan. Once we have structured and implemented a repayment program for a defaulted borrower, we (i) earn a percentage of each periodic payment collected up to and including the final periodic payment prior to the loan being considered “rehabilitated” by our clients, and (ii) if the loan is “rehabilitated,” then we are paid a one-time percentage of the total amount of the remaining unpaid balance. The fees we are paid vary by recovery outcome as well as by contract. For non-government-supported student loans we are generally only paid contingency fees on two outcomes: full repayment or recurring repayments. The table below describes our typical fee structure for each of these five outcomes.

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

For certain guaranty agency, or GA, clients, we have entered into Master Service Agreements, or MSAs. Under these agreements, clients provide their entire inventory of outsourced loans or receivables to us for recovery on an exclusive basis, rather than just a portion, as with traditional contracts that are split among various service providers. In certain circumstances, we engage subcontractors to assist in the recovery of a portion of the client’s portfolio. We also receive success fees for the recovery of loans under MSAs and our revenues under MSA arrangements include fees earned by the activities of our subcontractors. As of March 31, 2013, we had three MSA clients in the student loan market.

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

	Three Months Ended March 31,
	2013	2012
	(dollars in thousands)
Student Lending:
Placement Volume	$1,745,281	$1,001,808
Placement Revenue as a percentage of Placement Volume	1.91%	2.91%
Healthcare:
Net Claim Recovery Volume	90,410	106,100
Claim Recovery Fee Rate	11.38%	11.38%

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

We have and will continue to incur additional professional fees and other expenses resulting from future expansion and the compliance requirements of operating as a public company, including increased audit and legal expenses, investor relations expenses, increased insurance expenses, particularly for directors’ and officers’ liability insurance, and the costs of complying with Section 404 of the Sarbanes-Oxley Act. While these costs may initially increase as a percentage of our revenues, we expect that in the future these expenses will increase at a slower rate than our overall business volume, and that they may eventually represent a smaller percentage of our revenues.

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

Typically we are able to anticipate with reasonable accuracy the timing and volume of placements of defaulted student loans and other receivables based on historical patterns and regular communication with our clients. Occasionally, however, placements are delayed due to factors outside of our control. For example, a technology system upgrade at the Department of Education significantly decreased the volume of student loan placements by the Department of Education to all recovery vendors, including us. While we and the other recovery vendors received substantially larger placement volume in the fourth quarter of 2012, the majority of the revenues from these placements will be delayed until the third quarter of 2013 because we do not begin to earn rehabilitation revenues from a given placement until at least nine months after receipt of a placement. While we believe that this technology system upgrade is substantially complete we believe that there remains a backlog of defaulted student loans that have not been placed with recovery vendors. In addition, for approximately twelve months beginning in September 2011, because of this technology system upgrade, the Department of Education was not able to process a portion of rehabilitated student loans and accordingly we were not able to recognize certain revenues associated with rehabilitation of loans for this client. However, the Department of Education continued to pay us based on invoices submitted and we recorded these cash receipts as deferred revenues on our balance sheet. The amount of placement volume that we receive is also dependent on the client relationships that we maintain. We analyze the profitability of each of our student lending clients, and sometimes determine that our resources servicing a specific client should be allocated elsewhere.

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

Further, our claim recovery volume is currently impacted by a system adjustment that is being implemented by CMS for its Periodic Interim Payment, or PIP, providers. PIP providers are reimbursed for Medicare claims through different processes than other healthcare providers, and CMS is in the process of making certain system adjustments in order to allow these claims to be processed. Prior to April 2012, we were not permitted to audit Medicare claims for these PIP providers, which we estimate to account for approximately 20% of Medicare claims in our region. The improper payments to PIP providers that we have identified were not processed by CMS from April 2012 until January 2013, when a small portion of such payments began to be processed manually. As a result, we estimate that we had approximately $6 million of delayed revenue related to identified improper payments to PIP providers as of December 31, 2012. Of this approximate $6 million of delayed revenue, we have only been able to recognize approximately $0.2 million in revenues from identified improper payments to PIP providers during the three months ended March 31, 2013, but we have incurred expenses related to these claims. CMS remains in the process of implementing the necessary changes to its systems that would allow these claims to be processed automatically and allow us to recognize the significant majority of these revenues. It is expected that the necessary upgrade will be complete in the second quarter of 2013, although this is outside of our control and the failure of CMS to process these and future claims on a timely basis will delay our recognition of the related revenues.

In addition, it is possible that transition procedures that may be implemented by CMS in connection with the re-bidding process for the RAC contract could result in an interruption in our ability to review records and identify improper claims and as a result cause a delay in recognizing certain revenues. While we originally expected this interruption to last several weeks, a protest related to the new RAC contract was filed by one of the current RAC vendors, and this interruption may be extended. While we believe that it is likely that CMS will seek to minimize disruption due to the volume of improper payments at stake, any prolonged interruption will adversely affect our results of operations.

Healthcare providers have also taken various actions aimed at limiting Medicare audit and recovery activities. For example, in November 2012 the American Hospital Association and four hospitals filed a lawsuit against Kathleen Sebelius, the Secretary of the Department of Health and Human Services. The lawsuit claims, among other things, that CMS is acting improperly in completely denying payment for claims initially made under Medicare Part A (inpatient) that should have been made under Medicare Part B (outpatient), rather than remitting the difference between the Part A and Part B payments. A bill has also been introduced in the U.S. Congress that would also permit healthcare providers to resubmit such claims for payment for Part B services. CMS has recently proposed rules that would permit healthcare providers to resubmit certain of these claims for payment for Part B services and we do not expect that recovery auditors will be compensated on a complete denial for Part A claims under the new RAC contract. This type of improper claim has accounted for a substantial portion of the claims that we have identified under our RAC contract.

Contingency Fees

Our revenues consist primarily of contract-based contingency fees. The contingency fee percentages that we earn are set by our clients or agreed upon during the bid process, and may change from time to time either under the terms of existing contracts or pursuant to the terms of contract renewals. For example, our contractual arrangement with the Department of Education has recently changed as a result of the Department of Education’s decision to have its recovery vendors promote IBR to defaulted student loans. The IBR program provides flexibility on the required monthly payment for student loan borrowers at an amount intended to be affordable based on a borrower’s income and family size. As a result of the increased application of the IBR program to defaulted student loans, we expect that there will be an increase in the number of loans that become eligible for rehabilitation because more defaulted student loan borrowers will be able to make qualifying payments. In connection with the implementation of the IBR program, the Department of Education has reduced the contingency fee rate that we will receive for rehabilitating student loans by approximately 13% effective as of March 1, 2013. We expect that revenues derived from the increased volume of rehabilitated students loans will offset the decrease in contingency fee rates that we receive from the Department of Education.

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

Our contract with CMS for the recovery of improper Medicare payments began generating significant revenues during 2011 and represented 26% of our total revenues in the year ended December 31, 2012. CMS issued a request for quotes in connection with the re-bidding for the RAC contract in February 2013. Although our RAC contract is currently set to expire in 2014, CMS may terminate our RAC contract as early as August 2013 in connection with the re-bidding process for new RAC contracts although any award may be delayed due to a protest filed in relation to the proposed RAC contract by one of the current RAC vendors. While we believe our performance under the existing agreement and the experience we have gained in performing this contract position us well to renew the agreement, failure to renew the agreement or renewal on substantially less favorable terms could significantly harm our revenues and results of operations.

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

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances and changes in the accounting estimates are reasonably likely to occur from period-to-period. Accordingly, actual results could differ significantly from the estimates made by our management. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

Revenue Recognition

The majority of our contracts are contingency fee based. We recognize revenues on these contingency fee based contracts when third-party payors remit payments to our clients or remit payments to us on behalf of our clients, and, consequently, the contingency is deemed to have been satisfied. Under our RAC contract with CMS, we recognize revenues when the healthcare provider has paid CMS for a given claim or incurs an offset against future Medicare claims. Providers have the right to appeal a claim and may pursue additional appeals if the initial appeal is found in favor of CMS. We accrue an estimated liability for appeals based on the amount of commissions received which are subject to appeal and which we estimate may be returned to providers following successful appeal. This estimated liability for appeals is an offset to revenues on our income statement. Our estimates are based on our historical experience with appeals activity under our CMS contract since January 2010. During the three months ended March 31, 2013, we reserved an amount equal to 14% of gross revenues from our CMS contract. The $6.5 million balance as of March 31, 2013, represents our best estimate of the probable amount of losses related to appeals of claims for which commissions were previously collected and recognized as revenues. We estimate that it is reasonably possible that we could be required to pay an additional amount up to approximately $1.8 million as a result of potentially successful appeals. To the extent that required payments by us related to successful appeals exceed the amount accrued, revenues in the applicable period would be reduced by the amount of the excess. We similarly accrue an allowance against accounts receivable related to commissions yet to be collected, which was $0.4 million as of March 31, 2013, based on the same estimates used to establish the estimated liability for appeals of commissions received. Our inability to correctly estimate the estimated liabilities and allowance against accounts receivable could adversely affect our revenues in future periods.

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

Impairments of Depreciable Intangible Assets

We evaluate depreciable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Depreciable intangible assets consist of client contracts and related relationships, and are being amortized over their estimated useful life, which is generally 20 years. We evaluate the client contracts intangible at the individual contract level. The recoverability of such assets is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There was no impairment expense for depreciable intangible assets for the three months ended March 31, 2013 and 2012.

Results of Operations

Three Months Ended March 31, 2013 compared to the Three Months Ended March 31, 2012

The following table represents our historical operating results for the periods presented:

	Three Months Ended March 31,		$ Change	% Change
	2013	2012
	(in thousands)
Consolidated Statement of Operations Data:
Revenues	$49,363	$45,878	$3,485	8%
Operating expenses:
Salaries and benefits	23,982	18,641	5,341	29%
Other operating expense	18,868	16,141	2,727	17%

Total operating expenses	42,850	34,782	8,068	23%

Income from operations	6,513	11,096	(4,583)	(41)%
Debt extinguishment costs	—	(3,679)	3,679	(100)%
Interest expense	(2,965)	(3,190)	225	(7)%
Interest income	—	31	(31)	(100)%

Income before provision for income taxes	3,548	4,258	(710)	(17)%
Provision for income taxes	1,727	1,742	(15)	(0.9)%

Net income	$1,821	$2,516	$(695)	(28)%

Accrual for preferred stock dividends	—	1,571	(1,571)	(100)%
Net income available to common shareholders	$1,821	$945	$876	93%

Revenues

Total revenues were $49.4 million for the three months ended March 31, 2013, an increase of $3.5 million, or 8%, compared to total revenues of $45.9 million for the three months ended March 31, 2012. This increase in revenues is primarily due to an increase of $4.1 million in student lending revenues, which was primarily due to our ability to recognize rehabilitation revenues in the three months ended March 31, 2013, which we were not able to recognize in the three months ended March 31, 2012, due to placement delays associated with the Department of Education’s technology system upgrade. This increase in student lending revenues was partially offset by a $1.8 million decrease in revenues from our RAC contract with CMS, due primarily to our inability to audit certain healthcare providers in the fourth quarter of 2012 following Hurricane Sandy.

Salaries and Benefits

Salaries and benefits expense was $24.0 million for the three months ended March 31, 2013, an increase of $5.3 million, or 29%, compared to salaries and benefits expense of $18.6 million for the three months ended March 31, 2012. This increase is primarily due to hiring of new employees to provide services under our RAC contract with CMS, an increase in expenses associated with the engagement of additional software engineers and an increase in expenses associated with the hiring of additional administrative employees.

Other Operating Expense

Other operating expense was $18.9 million for the three months ended March 31, 2013, an increase of $2.7 million, or 17%, compared to other operating expense of $16.1 million for the three months ended March 31, 2012. This increase is primarily due to $1.6 million of expenses incurred in connection with our secondary offering completed in February 2013, and $1.1 million of increased expenses related to the growth in the Company’s healthcare and student loan recovery activities, as well as increased professional fees related to operating as a public company.

Income from Operations

As a result of the factors described above, income from operations was $6.5 million for the three months ended March 31, 2013, compared to $11.1 million for the three months ended March 31, 2012, representing a decrease of $4.6 million, or 41%.

Debt Extinguishment Costs

As a result of the entry into our new credit facility and the repayment of all amounts owed under our then existing credit facility in March 2012, we incurred debt extinguishment costs of $3.7 million, comprised of approximately $3.3 million in fees paid to the lenders in connection with our new credit facility and approximately $0.3 million of unamortized debt issuance costs associated with our old credit facility. We did not incur any debt extinguishment costs in the three months that ended March 31, 2013.

Interest Expense

Interest expense was $3.0 million for the three months ended March 31, 2013, compared to $3.2 million for the three months ended March 31, 2012, representing a decrease of $0.2 million, or 7%, due to lower interest rates under our new credit agreement as compared to the interest rates under our old credit agreement.

Income Taxes

Income tax expense was $1.7 million for the three months ended March 31, 2013, compared to $1.7 million for the three months ended March 31, 2012. Our effective income tax increased to 48.7% for the three months ended March 31, 2013, from 40.9% for the three months ended March 31, 2012. The increase in our effective tax rate is primarily due to the secondary offering expenses described above, which are not deductible for tax purposes. Absent these expenses, our effective tax rate in the 2013 period would have been approximately 40%.

Net Income

As a result of the factors described above, net income was $1.8 million for the three months ended March 31, 2013, which represented a decrease of $0.7 million compared to net income of $2.5 million for the three months ended March 31, 2012.

Adjusted EBITDA and Adjusted Net Income

To provide investors with additional information regarding our financial results, we have disclosed in the table below adjusted EBITDA and adjusted net income, both of which are non-GAAP financial measures. We have provided a reconciliation below of adjusted EBITDA to net income and adjusted net income to net income, the most directly comparable GAAP financial measure to these non-GAAP financial measures.

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

Because of these limitations, you should consider adjusted EBITDA and adjusted net income alongside other financial performance measures, including net income and our other GAAP results. The following tables present a reconciliation of adjusted EBITDA and adjusted net income for each of the periods indicated:

	Three Months Ended March 31,
	2013	2012
Adjusted EBITDA:
Net income	$1,821	$2,516
Provision for income taxes	1,727	1,742
Interest expense	2,965	3,190
Interest income	—	(31)
Debt extinguishment costs(1)	—	3,679
Secondary offering expense(2)	1,624	—
Depreciation and amortization	2,509	2,214
Non-core operating expenses(3)	—	29
Advisory fee(4)	—	309
Stock based compensation	712	52

Adjusted EBITDA	$11,358	$13,700

	Three Months Ended March 31,
	2013	2012
Adjusted Net Income:
Net income	$1,821	$2,516
Debt extinguishment costs(1)	—	3,679
Secondary offering expense(2)	1,624	—
Non–core operating expenses(3)	—	29
Advisory fee(4)	—	309
Stock based compensation	712	52
Amortization of intangibles(5)	933	875
Deferred financing amortization costs(6)	285	282
Tax adjustments(7)	(1,422)	(2,090)

Adjusted net income	$3,953	$5,652

(1)	Represents debt extinguishment costs comprised of approximately $3.3 million of fees paid to lenders in connection with our new credit facility and approximately $0.3 million of unamortized debt issuance costs in connection with our old credit facility.
(2)	Represents direct and incremental costs associated with the Company’s secondary offering.
(3)	Represents costs related to strategic corporate development activities.
(4)	Represents expenses incurred under an advisory services agreement with Parthenon Capital Partners, which was terminated in April 2012.
(5)	Represents amortization of capitalized expenses related to the acquisition of Performant by an affiliate of Parthenon Capital Partners in 2004, and also an acquisition in the first quarter of 2012 to enhance our analytics capabilities.
(6)	Represents amortization of capitalized financing costs related to debt offerings conducted in 2009, 2010 and 2012.
(7)	Represents tax adjustments assuming a marginal tax rate of 40%.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations, term loans, and the proceeds received from our initial public offering on August 15, 2012. Cash and cash equivalents, which totaled $39.3 million as of March 31, 2013, consist primarily of cash on deposit with banks. We expect that operating cash flows will continue to be a primary source of liquidity for our operating needs. There are currently no borrowings outstanding under our revolving credit facility other than a $1.4 million letter of credit. Due to our operating cash flows, our existing cash and cash equivalents and availability under our revolving credit facility, we believe that we have the ability to meet our working capital and capital expenditure needs for the foreseeable future.

The following table summarizes our cash and cash equivalents balance at March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	December 31, 2012
Total cash and cash equivalents	$39,347	$37,843

The increase in the balance of our cash and cash equivalents compared with the end of the fourth quarter of 2012 was due primarily to increased cash generated from operations of $2.0 million, $4.2 million from the income tax benefit of the exercise of employee stock options, and $0.7 million of proceeds from the exercise of stock options, partially offset by $2.4 million of capital expenditures, and principal repayments of $2.8 million on our long-term debt.

The following table presents information regarding our cash flows for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Net cash provided by operating activities	$1,962	$2,842
Net cash used in investing activities	(2,359)	(1,963)
Net cash used in financing activities	(1,901)	(8,571)

Cash flows from operating activities

Cash provided by operating activities for the three months ended March 31, 2013 was $2.0 million. The increase in net cash provided by operating activities for the three months ended March 31, 2013 was primarily due to a decrease in accounts receivable of $3.6 million as a result of the timing of collection of receipts, an increase in the estimated liability for appeals related to the RAC contract CMS of $2.1 million offset by a decrease in accrued salaries and benefits of $3.1 million.

Cash provided by operating activities for the three months ended March 31, 2012 was $2.8 million, primarily due to an increase in deferred revenue of $4 million resulting from the collection of cash receipts for which revenue recognition was delayed on the rehabilitation of student loans due to the Department of Education’s technology system upgrade, an increase in the estimated liability for appeals related to our RAC contract with CMS of $0.8 million, which was offset by an increase in accounts receivable of $4.9 million.

Cash flows from investing activities

Cash used in investing activities totaled $2.4 million for the three months ended March 31, 2013, as we used cash primarily for capital expenditures related to our facilities, data storage and related equipment, and to enhance to our proprietary software functionality. During the three months ended March 31, 2012, we used $1.2 million for the acquisition of computer hardware and software to enhance our technology platform and improve our telecommunications systems and $0.8 million for the purchase of a perpetual software license.

Cash flows from financing activities

Cash provided by financing activities for the three months ended March 31, 2013, totaled $1.9 million, which was primarily attributable to $4.2 million of income tax benefit from the exercise of employee stock options, partially offset by $2.8 million of principal repayments on long-term debt under our credit facility.

Cash used in financing activities for the three months ended March 31, 2012 totaled $8.6 million, which was primarily attributable to $95.2 million used to repay our old notes payable, $44.0 million used to redeem 3.9 million shares of preferred stock plus accrued dividends, $8.2 million used to repay our lines of credit, and $2.2 million used for debt issuance costs. These uses of cash were offset by net proceeds of $136.5 million from new term loans, and $4.5 million in new revolving credit facility borrowings.

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

The credit agreement also requires us to meet certain financial covenants, including maintaining a fixed charge coverage ratio and a total debt to EBITDA ratio as such terms are defined in our credit agreement. These financial covenants are tested at the end of each quarter beginning on March 31, 2013. The table below further describes these financial covenants, as well as our current status under these covenants as of March 31, 2013.

Financial Covenant	Covenant Requirement	Actual Ratio at March 31, 2013
Fixed charge coverage ratio (minimum)	1.20 to 1.0	1.48
Total debt to EBITDA ratio (maximum)	3.25 to 1.0	2.31

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

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain a system of disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s, or the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of the fiscal year covered by this Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were functioning effectively at the reasonable assurance level as of March 31, 2013.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are involved in various legal proceedings that arise from our normal business operations. These actions generally derive from our student loan recovery services, and generally assert claims for violations of the Fair Debt Collection Practices Act or similar federal and state consumer credit laws. While litigation is inherently unpredictable, we believe that none of these legal proceedings, individually or collectively, will have a material adverse effect on our financial condition or our results of operations.

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

We derive a substantial majority of our revenues from a limited number of clients, including the Department of Education, CMS and three GAs. Revenues from our five largest clients represented 81% of our revenues for the year ended December 31, 2012. We expect that our revenues will become increasingly concentrated with our major clients as a result of rising business volumes under our RAC contract, which accounted for approximately 26% of our revenues for the year ended December 31, 2012. If we lose one of these clients or if the terms of our relationships with any of these clients become less favorable to us, our revenues would decline, which would harm our business, financial condition and results of operations.

Many of our contracts with our clients for the recovery of student loans and other receivables are subject to periodic renewal or re-bidding processes, are not exclusive and do not commit our clients to provide specified volumes of business. In addition, the terms of these contracts may be changed unilaterally and on short notice by our clients. As a consequence, there is no assurance that we will be able to maintain our revenues and operating results.

Substantially all of our existing contracts for the recovery of student loan and other receivables, which represented approximately 63% of our revenues in 2012, enable our clients to unilaterally terminate their contractual relationship with us at any time without penalty, potentially leading to loss of business or renegotiation of terms. Our contracts generally are subject to a periodic rebidding process at the end of the contract term. Further, most of our contracts in these markets allow our clients to unilaterally change the volume of loans and other receivables that are placed with us at any given time. In addition, most of our contracts are not exclusive, with our clients retaining multiple service providers with whom we must compete for placements of loans or other obligations. Therefore, despite our contractual relationships with our clients, our contracts do not provide assurance that we will generate a minimum amount of revenues or that we will receive a specific volume of placements.

Our revenues and operating results would be negatively affected if our student loan and receivables clients, which include four of our five largest clients in 2012, do not renew their agreements with us upon contract expiration, reduce the volume of student loan placements provided to us, modify the terms of service, including the success fees we are able to earn upon recovery of defaulted student loans, or any of these clients establish more favorable relationships with our competitors. For example, our contractual arrangement with the Department of Education has recently changed as a result of the Department of Education’s decision to have its recovery vendors promote income-based repayment, or IBR, to defaulted student loans. The IBR program provides flexibility on the required monthly payment for student loan borrowers at an amount intended to be affordable based on a borrower’s income and family size. As a result of the increased application of the IBR program to defaulted student loans, we expect that there will be an increase in the number of loans that become eligible for rehabilitation because more defaulted student loan borrowers will be able to make qualifying payments. In connection with the implementation of the IBR program, the Department of Education has reduced the contingency fee rate that we will receive for rehabilitating student loans by approximately 13% effective as of March 1, 2013. Any changes in the contingency fee percentages or other compensation terms that we are paid under existing and future contracts could have a significant impact on our revenues and operating results.

We face significant competition in all of the markets in which we operate and an inability to compete effectively in the future could harm our relationships with our clients, which would impact our ability to maintain our revenues and operating results.

We operate in very competitive markets. In providing our services to the student loan and other receivables markets, we face competition from many other companies. Initially, we compete with these companies to be one of typically several firms engaged to provide recovery services to a particular client and, if we are successful in being engaged, we then face continuing competition from the client’s other retained firms based on the client’s benchmarking of the recovery rates of its several vendors. One of our largest clients, Department of Education, is expected to initiate a contract re-compete process during the first half of 2013. In addition, those recovery vendors who produce the highest recovery rates from a client often will be allocated additional placements and in some cases additional success fees. Accordingly, maintaining high levels of recovery performance, and doing so in a cost-effective manner, are important factors in our ability to maintain and grow our revenues and net income and the failure to achieve these objectives could harm our business, financial condition and results of operations.

Similarly, we faced a highly competitive bidding process to become one of the four prime RAC contractors that provide recovery services for improper Medicare payments and we are currently participating in a competitive bidding process for this contract. CMS issued a request for quotes in connection with the re-bidding for the RAC contracts in February 2013. Although our RAC contract is currently set to expire in 2014, CMS may terminate our RAC contract as early as August 2013 in connection with the re-bidding process for new RAC contracts although any award may be delayed due to a protest filed in relation to the proposed RAC contract by one of the current RAC vendors. The failure to retain this contract or a significant adverse change in the terms of this contract, which generated approximately 26% of our revenues in the year ended December 31, 2012, would seriously harm our revenues and operating results.

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

We have historically derived and are likely to continue to derive a significant portion of our revenues from the U.S. federal government. For the year ended December 31, 2012, revenues under contracts with the U.S. federal government accounted for approximately 42% of our total revenues, compared to 27% for the year ended December 31, 2011. In addition, fees payable by the U.S. federal government are expected to become a larger percentage of our total revenues over the next several years as a result of legislation that has transferred responsibility for all new student loan origination to the Department of Education. The continuation and exercise of renewal options on existing government contracts and any new government contracts are, among other things, contingent upon the availability of adequate funding for the applicable federal government agency. Changes in federal government spending could directly affect our financial performance. For example, the Obama Administration’s proposed budget for the year ending September 30, 2013, like its proposed budget for fiscal 2012, includes a proposal designed to redirect federal government spending to an alternative federal program by decreasing the amount that GAs are compensated when they rehabilitate defaulted loans. The loss of business from the U.S. federal government, or significant policy changes or financial pressures within the agencies of the U.S. federal government that we serve would result in a significant decrease in our revenues, which would adversely affect our business, financial condition and results of operations.

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

The majority of our historical revenues from the student loan market have come from our relationships with the GAs. As a result of SAFRA, the Department of Education will ultimately become the sole source of revenues in this market, although the GAs will continue to service their existing student loan portfolios for many years to come. As a result, over time, defaults on student loans originated by the Department of Education will predominate and our ability to maintain the revenues we had previously received from a number of GA clients will depend on our relationship with a single client, the Department of Education. While we have 22 years of experience in performing student loan recovery services for the Department of Education, we are one of 17 unrestricted recovery service providers on the current Department of Education contract. In the year ended December 31, 2012, student loan recovery work for the Department of Education generated revenues of $29.0 million, or approximately 14% of our total revenues. The Department of Education is expected to initiate a contract re-compete process during the first half of 2013. If our relationship with the Department of Education terminates or deteriorates or if the Department of Education, ultimately as the sole holder of defaulted student loans, requires its contractors to agree to less favorable terms, our revenues would significantly decrease, and our business, financial condition and results of operations would be harmed.

We could lose clients as a result of consolidation among the GAs, which would decrease our revenues.

As a result of SAFRA, which terminated the ability of the GAs to originate government-supported student loans, some have speculated that there may be consolidation among the 31 GAs. If GAs that are our clients are combined with GAs with whom we do not have a relationship, we could suffer a loss of business. We currently have relationships with 11 of the 31 GAs and three of our GA clients were each responsible for more than 10% of our total revenues in the year ended December 31, 2012. The consolidation of our GA clients with others and the failure to provide recovery services to the consolidated entity could decrease our revenues, which could negatively impact our business, financial condition and results of operations.

Our ability to derive revenues under our RAC contract will depend in part on the number and types of potentially improper claims that we are allowed to pursue by CMS, and our results of operations may be harmed if the scope of claims that we are allowed to pursue and be compensated for is limited.

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

In addition, healthcare providers have taken various actions aimed at limiting Medicare audit and recovery activities. For example, in November 2012 the American Hospital Association and four hospitals filed a lawsuit against Kathleen Sebelius, the Secretary of the Department of Health and Human Services. The lawsuit claims, among other things, that CMS is acting improperly in completely denying payment for claims initially made under Medicare Part A (inpatient) that should have been made under Medicare Part B (outpatient), rather than remitting the difference between the Part A and Part B payments. A bill has been introduced in the U.S. Congress that would permit healthcare providers to resubmit such claims for payment for Part B services and CMS has recently proposed rules that would permit healthcare providers to resubmit certain of these claims for payment for Part B services. This type of improper claim has accounted for a substantial portion of the claims that we have identified under our RAC contract.

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

Our revenues and operating results could vary significantly from period-to-period and may fail to match our past performance because of a variety of factors, some of which are outside of our control. Any of these factors could cause the price of our common stock to fluctuate. Factors that could contribute to the variability of our operating results include:

•	the amount of defaulted student loans and other receivables that our clients place with us for recovery;

•	the time to resolve bid protests related to the CMS contract;

•	the timing of placements of student loans and other receivables which are entirely in the discretion of our clients;

•	the schedules of government agencies for awarding contracts;

•	our ability to successfully identify improper Medicare claims and the number and type of potentially improper claims that CMS authorizes us to pursue under our RAC contract;

•	the loss or gain of significant clients or changes in the contingency fee rates or other significant terms of our business arrangements with our significant clients;

•	technological and operational issues that may affect our clients and regulatory changes in the markets we service; and

•	general industry and macroeconomic conditions.

For example, a technology system upgrade at the Department of Education significantly decreased the volume of student loan placements by the Department of Education to all recovery vendors, including us. While we and the other recovery vendors received substantially larger placement volume in the fourth quarter of 2012, the majority of the revenues from these placements will be delayed until the third quarter of 2013 because we do not begin to earn rehabilitation revenues from a given placement until at least nine months after receipt of a placement. While we believe that this technology system upgrade is substantially complete we believe that there remains a backlog of defaulted student loans that have not been placed with recovery vendors. In addition, for approximately twelve months beginning in September 2011, because of this technology system upgrade, the Department of Education was not able to process a portion of rehabilitated student loans and accordingly we were not able to recognize certain revenues associated with rehabilitation of loans for this client. However, the Department of Education continued to pay us based on invoices submitted and we recorded these cash receipts as deferred revenues on our balance sheet.

Further, our claim recovery volume is currently impacted by a system adjustment that is being implemented by CMS for its PIP providers. PIP providers are reimbursed for Medicare claims through different processes than other healthcare providers, and CMS is in the process of making certain system adjustments in order to allow these claims to be processed. Prior to April 2012, we were not permitted to audit Medicare claims for these PIP providers, which we estimate to account for approximately 20% of Medicare claims in our region. The improper payments to PIP providers that we have identified were not processed by CMS from April 2012 until January 2013, when a small portion of such payments began to be processed manually. As a result, we estimate that we had approximately $6 million of delayed revenue related to identified improper payments to PIP providers as of December 31, 2012. Of this approximate $6 million of delayed revenue, we have only been able to recognize approximately $0.2 million in revenues from identified improper payments to PIP providers during the three months ended March 31, 2013, but we have incurred expenses related to these claims. CMS remains in the process of implementing the necessary changes to its systems that would allow these claims to be processed automatically and allow us to recognize the significant majority of these revenues. It is expected that the necessary upgrade will be complete in the second quarter of 2013, although this is outside of our control and the failure of CMS to process these and future claims on a timely basis will delay our recognition of the related revenues.

In addition, it is possible that transition procedures that may be implemented by CMS in connection with the re-bidding process for the RAC contract could result in an interruption in our ability to review records and identify improper claims and as a result cause a delay in recognizing certain revenues. While we originally expected this interruption to last several weeks, a protest related to the new RAC contract was filed by one of the current RAC vendors, and this interruption may be extended. While we believe that it is likely that CMS will seek to minimize disruption due to the volume of improper payments at stake, any prolonged interruption will adversely affect our results of operations.

Downturns in domestic or global economic conditions and other macroeconomic factors could harm our business and results of operations.

Various macroeconomic factors influence our business and results of operations. These include the volume of student loan originations in the United States, together with tuition costs and student enrollment rates, the default rate of student loan borrowers, which is impacted by domestic and global economic conditions, rates of unemployment and similar factors, and the growth in Medicare expenditures resulting from changes in healthcare costs. For example, during the global financial crisis beginning in 2008, the market for securitized student loan portfolios was disrupted, resulting in delays in the ability of some GA clients to resell rehabilitated student loans and, as a result, delayed our ability to recognize revenues from these rehabilitated loans. Changes in these factors could lead to a reduction in overall recovery rates by our clients, which in turn could adversely affect our business, financial condition and results of operations.

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

Our student loan recovery business is subject to regulation and oversight by various state and federal agencies, particularly in the area of consumer protection. The Fair Debt Collection Practices Act, or FDCPA, and related state laws provide specific guidelines that we must follow in communicating with holders of student loans and regulates the manner in which we can recover defaulted student loans. Some state attorney generals have been active in this area of consumer protection regulation. We are subject, and may be subject in the future, to inquiries and audits from state and federal regulators, as well as frequent litigation from private plaintiffs regarding compliance under the FDCPA and related state regulations. We are also subject to the Fair Credit Reporting Act, or FCRA, which regulates consumer credit reporting and may impose liability on us to the extent adverse credit information reported to a credit bureau is false or inaccurate. Our compliance with the FDCPA, FCRA and other federal and state regulations that affect our student loan recovery business may result in significant costs, including litigation costs. We may also become subject to regulations promulgated by the United States Consumer Financial Protection Bureau, or CFPB, which was established in July 2011 as part of the Dodd-Frank Act to, among other things, establish regulations regarding consumer financial protection laws. In addition, the CFPB has investigatory and enforcement authority with respect to whether persons are engaged in unlawful acts or practices in connection with the collection of consumer debts. On April 12, 2013, we received a Civil Investigative Demand, or a CID, from the CFPB requesting production of documents and answers to questions generally related to the Company’s debt collection practices and procedures. The CFPB has not alleged a violation by us of any law or regulation. We are in the process of responding to the CID. Changes to existing regulations or the adoption of new regulations could adversely affect our business and results of operations if we are not able to adapt our services and client relationships to meet the new regulatory structure.

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

As of March 31, 2013, our total debt was $145.0 million. For the three months ended March 31, 2013, our consolidated interest expense was $3.0 million. Our ability to make scheduled payments or to refinance our debt obligations and to fund our other liquidity needs depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot make assurances that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness and to fund our other liquidity needs. If our cash flows and capital resources are insufficient to fund our debt service obligations and allow us to maintain compliance with the covenants under our credit agreement or to fund our other liquidity needs, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot ensure that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements, including our credit agreement. If we cannot make scheduled payments on our debt, we will be in default and, as a result, our debt holders could declare all outstanding principal and interest to be due and payable, the lenders under our credit agreement could terminate their commitments to lend us money and foreclose against the assets securing our borrowings and we could be forced into bankruptcy or liquidation.

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

Because of our public offering in February 2013, Parthenon Capital Partners no longer controls a majority of our common stock. As a result, we ceased to be a “controlled company” within the meaning of the corporate governance standards of the NASDAQ Global Select Market, or NASDAQ. However, we currently rely on phase-in provisions under the NASDAQ rules that exempt us until February 5, 2014 from certain stock exchange corporate governance requirements, including:

•	the requirement that a majority of the board of directors consists of independent directors;

•	the requirement that nominating and corporate governance matters be decided solely by independent directors; and

•	the requirement that employee and officer compensation matters be decided solely by independent directors.

As a result, we currently do not have a majority of independent directors and our nominating and corporate governance and compensation functions are not decided solely by independent directors. Accordingly, you do not have the same protections afforded to stockholders of companies that are subject to all of the stock exchange corporate governance requirements.

The price of our common stock could be volatile, and you may not be able to sell your shares at or above the public offering price.

Since our initial public offering in August 2012, the price of our common stock, as reported by NASDAQ, has ranged from a low sales price of $7.55 on November 27, 2012 to a high sales price of $14.09 on March 4, 2013. The trading price of our common stock may be significantly affected by various factors, including: quarterly fluctuations in our operating results; the financial projections we may provide to the public, any changes in those projections or our failure to meet those projections; changes in investors’ and analysts’ perception of the business risks and conditions of our business; our ability to meet the earnings estimates and other performance expectations of financial analysts or investors; unfavorable commentary or downgrades of our stock by equity research analysts; termination of lock-up agreements or other restrictions on the ability of our existing stockholders to sell their shares after this offering or our public offering in February 2013; changes in our capital structure, such as future issuances of debt or equity securities; lawsuits threatened or filed against us; strategic actions by us or our competitors, such as acquisitions or restructurings; new legislation or regulatory actions; changes in our relationship with any of our significant clients; fluctuations in the stock prices of our peer companies or in stock markets in general; and general economic conditions.

Future sales, or the perception of future sales, of our common stock may lower our stock price.

Sales of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. As of the completion of our public offering in April 2013, approximately 46,720,569 shares of our common stock were outstanding, assuming that there were no exercises of options after March 31, 2013. Of these shares, 63,584 non-public shares will be eligible for sale beginning May 2, 2013 following the expiration of the lock-up agreement from our public offering completed in February 2013, and 19,861,661 shares are subject to lock-up agreements restricting the sale of those shares until June 18, 2013 as a result of our public offering completed in April 2013. Such shares are also to the requirements of Rule 144 or Rule 701. In addition, certain holders of shares of common stock have the right, subject to certain exceptions and conditions, to require us to register their shares of common stock under the Securities Act of 1933, as amended, and they also have the right to participate in future registrations of securities by us. Registration of any of these outstanding shares of common stock would result in such shares becoming freely tradable without compliance with Rule 144 upon effectiveness of the applicable registration statement.

Our significant stockholder has the ability to influence significant corporate activities and our significant stockholder’s interests may not coincide with yours.

Parthenon Capital Partners beneficially owns approximately 37.1% of our common stock as of May 9, 2013. As a result of its ownership, Parthenon Capital Partners has the ability to influence the outcome of matters submitted to a vote of stockholders and, through our board of directors, the ability to influence decision-making with respect to our business direction and policies. Parthenon Capital Partners may have interests different from our other stockholders’ interests, and may vote in a manner adverse to those interests. Matters over which Parthenon Capital Partners can, directly or indirectly, exercise influence include:

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

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could have the effect of rendering more difficult or discouraging an acquisition deemed undesirable by our board of directors. Our corporate governance documents include the following provisions: establishing a classified board of directors so that not all members of our board are elected at one time; providing that directors may be removed by stockholders only for cause; authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our common stock; limiting the ability of our stockholders to call and bring business before special meetings and to take action by written consent in lieu of a meeting; limiting our ability to engage in certain business combinations with any “interested stockholder,” other than Parthenon Capital Partners, for a three-year period following the time that the stockholder became an interested stockholder; requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors; requiring a super majority vote for certain amendments to our amended and restated certificate of incorporation and amended and restated bylaws; and limiting the determination of the number of directors on our board of directors and the filling of vacancies or newly created seats on the board to our board of directors then in office. These provisions, alone or together, could have the effect of delaying or deterring a change in control, could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sale of Unregistered Securities

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

(A) Exhibits:

Exhibit No.	Description

10.1	2012 Stock Incentive Plan and form agreements thereunder.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1(1)	Certification of the Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2(1)	Certification of the Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS(2)	XBRL Instance Document

101.SCH(2)	XBRL Taxonomy Extension Scheme

101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase

101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(2)	XBRL Taxonomy Extension Label Linkbase

101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase

(1)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference
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

PERFORMANT FINANCIAL CORPORATION
Date: May 10, 2013

	By:	/s/ Lisa Im
Lisa Im

Chief Executive Officer (Principal Executive Officer) and Director

By:	/s/ Hakan Orvell
Hakan Orvell

Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	2012 Stock Incentive Plan and form agreements thereunder.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1(1)	Certification of the Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2(1)	Certification of the Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS(2)	XBRL Instance Document

101.SCH(2)	XBRL Taxonomy Extension Scheme

101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase

101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(2)	XBRL Taxonomy Extension Label Linkbase

101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase

(1)	The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference
(2)	In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act.