Form 10-Q
period 2013-06-30
Performant Financial Corp
filed 2013-08-09
CIK 1550695

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

The number of shares of Common Stock outstanding as of August 7, 2013 was 47,959,513.

PERFORMANT FINANCIAL CORPORATION

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2013

i

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except per share amounts)

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$51,299	$37,843
Trade accounts receivable, net of allowance for doubtful accounts of $53 and $65, respectively and estimated allowance for appeals of $1,017 and $1,199, respectively	23,665	23,044
Deferred income taxes	4,995	3,798
Prepaid expenses and other current assets	2,720	2,876
Income tax receivable	2,094	0
Debt issuance costs, current portion	1,090	1,125

Total current assets	85,863	68,686
Property, equipment, and leasehold improvements, net	23,479	20,669
Identifiable intangible assets, net	34,378	36,244
Goodwill	81,572	81,572
Debt issuance costs, net	3,312	3,844
Other assets	673	730

Total assets	$229,277	$211,745

Liabilities and Stockholders’ Equity
Liabilities:
Current liabilities:
Current maturities of notes payable	$10,763	$11,040
Accrued salaries and benefits	8,155	9,288
Accounts payable	2,045	1,403
Other current liabilities	8,371	8,252
Income taxes payable	0	430
Deferred revenue	1,278	2,187
Estimated liability for appeals	8,895	4,378

Total current liabilities	39,507	36,978
Notes payable, net of current portion	127,923	136,729
Deferred income taxes	11,573	11,271
Other liabilities	2,150	2,694

Total liabilities	181,153	187,672

Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized, 500,000 shares at June 30, 2013 and December 31, 2012; issued and outstanding 47,959 and 45,392 shares at June 30, 2013 and December 31, 2012, respectively	4	4
Additional paid-in capital	47,005	35,970
Retained earnings (deficit)	1,115	(11,901)

Total stockholders’ equity	48,124	24,073

Total liabilities and stockholders’ equity	$229,277	$211,745

See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Operations

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$69,155	$54,821	$118,518	$100,699
Operating expenses:
Salaries and benefits	23,900	19,782	47,882	38,423
Other operating expenses	22,883	18,672	41,751	34,813

Total operating expenses	46,783	38,454	89,633	73,236

Income from operations	22,372	16,367	28,885	27,463
Debt extinguishment costs	0	0	0	(3,679)
Interest expense	(2,924)	(2,964)	(5,889)	(6,154)
Interest income	0	31	0	62

Income before provision for income taxes	19,448	13,434	22,996	17,692
Provision for income taxes	8,253	5,355	9,980	7,097

Net income	$11,195	$8,079	$13,016	$10,595

Accrual for preferred stock dividends	0	467	0	2,038
Net income available to common shareholders	$11,195	$7,612	$13,016	$8,557

Net income per share attributable to common shareholders
Basic	$0.24	$0.18	$0.28	$0.20

Diluted	$0.23	$0.16	$0.26	$0.18

Weighted average shares
Basic	47,551	43,220	46,840	43,109

Diluted	49,436	46,493	49,205	46,510

See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statement of Changes in Stockholders’ Equity

For the Six Months Ended June 30, 2013

(In thousands)

(Unaudited)

			Additional Paid-In Capital	Retained Earnings (Deficit)	Total
	Common Stock
	Shares	Amount
Balance, December 31, 2012	45,392	$4	$35,970	$(11,901)	$24,073
Exercise of stock options	2,567	0	1,441	0	1,441
Stock-based compensation expense	0	0	1,422	0	1,422
Income tax benefit from employee stock options	0	0	8,172	0	8,172
Net income	0	0	0	13,016	13,016

Balance, June 30, 2013	47,959	$4	$47,005	$1,115	$48,124

See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$13,016	$10,595
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,138	4,557
Write-off of unamortized debt issuance costs	0	335
Deferred income taxes	(895)	(1,961)
Stock-based compensation	1,422	149
Interest expense from debt issuance costs and amortization of discount note payable	641	571
Interest income on notes receivable from stockholders	0	(56)
Changes in operating assets and liabilities:
Trade accounts receivable	(621)	(5,469)
Prepaid expenses and other current assets	156	7
Income tax receivable	(2,094)	0
Other assets	44	(52)
Accrued salaries and benefits	(1,133)	(158)
Accounts payable	642	1,724
Other current liabilities	119	(766)
Income taxes payable	(430)	2,548
Deferred revenue	(909)	3,061
Estimated liability for appeals	4,517	2,697
Other liabilities	(355)	1,050

Net cash provided by operating activities	19,258	18,832

Cash flows from investing activities:
Purchase of property, equipment, and leasehold improvements	(6,082)	(3,655)
Purchase of perpetual software license and computer equipment	0	(837)

Net cash used in investing activities	(6,082)	(4,492)

Cash flows from financing activities:
Borrowing under notes payable	0	156,000
Borrowing under line of credit	0	4,500
Redemption of preferred stock	0	(60,286)
Repayment of notes payable	(9,083)	(97,896)
Repayment of line of credit	0	(12,698)
Debt issuance costs paid	0	(3,056)
Proceeds from exercise of stock options	1,441	28
Receipt from stockholder	0	53
Income tax benefit from employee stock options	8,172	0
Payment of purchase obligation	(250)	(250)

Net cash provided by (used in) financing activities	280	(13,605)

Net increase in cash and cash equivalents	13,456	735
Cash and cash equivalents at beginning of period	37,843	20,004

Cash and cash equivalents at end of period	$51,299	$20,739

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$5,225	$6,510

Cash paid for interest	$5,195	$4,667

Cash paid as debt extinguishment	$0	$3,344

Supplemental disclosure of non-cash investing and financing activities:
Obligation payable to sellers of perpetual license	$0	$3,250

Issuance of common stock as part of debt issuance costs	$0	$2,796

See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES

Notes To Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2013 and 2012

(Unaudited)

1. Organization and Description of Business

(a)	Basis of Presentation and Organization

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary (consisting only of normal recurring adjustments) for a fair presentation of our and our subsidiaries’ financial position at June 30, 2013, the results of our operations for the three and six months ended June 30, 2013 and 2012 and cash flows for the six months ended June 30, 2013 and 2012. Interim financial statements are prepared on a basis consistent with our annual consolidated financial statements. The interim financial statements included herein should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the years ended December 31, 2012, 2011 and 2010.

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

Our consolidated financial statements include the operations of Performant Financial Corporation (PFC), its wholly owned subsidiary Performant Business Services, Inc., and its wholly owned subsidiaries Performant Recovery, Inc. (Recovery) and Performant Technologies, Inc. PFC is a Delaware corporation headquartered in California and was formed in 2003. Performant Business Services, Inc. is a Nevada corporation founded in 1997. Recovery is a California corporation founded in 1976. Performant Technologies, Inc. is a California corporation that was formed in 2004. All significant intercompany balances and transactions have been eliminated in consolidation.

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

(b)	Revenues, Accounts Receivable, and Estimated Liability for Appeals

Revenue is recognized upon the collection of defaulted loan and debt payments. Loan rehabilitation revenue is recognized when the rehabilitated loans are sold (funded) by clients. Incentive revenue is recognized upon receipt of official notification of incentive award from customers. Under the Company’s RAC contract with CMS, the Company recognizes revenues when the healthcare provider has paid CMS for a given claim or offset. Providers have the right to appeal a claim and may pursue additional appeals if the initial appeal is found in favor of CMS. The Company accrues an estimated liability for appeals based on the amount of commissions received which are subject to appeal and which the Company estimates are probable of being returned to providers following successful appeal. At June 30, 2013, a total of $9.9 million was presented as an allowance against revenue, representing the Company’s estimate of claims that may be overturned. Of this amount, $1.0 million was related to amounts in accounts receivable and $8.9 million was related to commissions which had already been received. The $8.9 million balance at June 30, 2013, and the $4.4 million balance as of December 31, 2012, represents the Company’s best estimate of the probable amount of losses related to appeals of claims for which commissions were previously collected. In addition to the $8.9 million amount accrued at June 30, 2013, the Company estimates that it is reasonably possible that it could be required to pay an additional amount up to approximately $2.5 million as a result of potentially successful appeals. To the extent that required payments by the Company exceed the amount accrued, revenues in the applicable period would be reduced by the amount of the excess.

2. Property, Equipment, and Leasehold Improvements

Property, equipment, and leasehold improvements consist of the following at June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012

Land	$1,767	$1,767
Building and leasehold improvements	5,548	5,500
Furniture, equipment, and automobile	4,574	4,408
Computer hardware and software	46,412	40,886

	58,301	52,561
Less accumulated depreciation and amortization	(34,822)	(31,892)

Property, equipment and leasehold improvements, net	$23,479	$20,669

Depreciation and amortization expense of property, equipment and leasehold improvements was $1.7 million and $1.4 million for the three months ended June 30, 2013 and 2012, respectively, and $3.3 million and $2.7 million for the six months ended June 30, 2013 and 2012, respectively.

3. Credit Agreement

On March 19, 2012 we recapitalized, entering into a credit agreement (the Agreement) consisting of a Term A Loan of $57.0 million, a Term B Loan of $79.5 million, and a revolving credit facility of $11.0 million. In connection with the recapitalization, our old credit facility, scheduled to mature in 2012, was extinguished, and our indebtedness on the old facility was paid in full. On June 28, 2012, the Agreement was amended to increase the Term B Loan to $99.0 million. Payments under the Agreement for the next five years and thereafter are as follows (in thousands):

Year Ending December 31,	Amount
Remainder of 2013	$5,382
2014	10,763
2015	10,763
2016	10,763
2017	9,996
Thereafter	91,019

Total	$138,686

The Term A Loan is charged interest either at Prime (subject to a 2.50% floor) +4.25% or LIBOR (subject to a 1.50% floor) +5.25%, which was 6.75% at June 30, 2013. The Term A loan requires quarterly payments of $2.4 million, with the remaining outstanding principal balance due March 19, 2017. As of June 30, 2013, the Term A loan ending balance, including the current portion was $43.3 million.

The Term B loan is charged interest at Prime +4.75% (subject to a 2.50% floor) or LIBOR (subject to a 1.50% floor) +5.75% which was 7.25% at June 30, 2013. The Term B loan requires quarterly payments of $0.2 million, with the outstanding principal balance due March 19, 2018. As of June 30, 2013, the Term B loan ending balance, including the current portion was $95.4 million.

We have a line of credit under the Agreement which allows for borrowings of up to $11.0 million. Borrowings accrue interest at Prime + 4.25% or LIBOR + 5.25%, which was 6.75% at June 30, 2013. Both the Prime and the LIBOR alternatives are subject to minimum rate floors. In addition, a facility fee of 0.5% is assessed on the commitment amount. There were no outstanding borrowings under this line of credit at June 30, 2013, and a letter of credit outstanding in the amount of $1.4 million, leaving remaining borrowing capacity under the line of credit of $9.6 million at June 30, 2013. The line of credit expires in March 19, 2017.

The Agreement contains a prepayment provision which requires the Company to perform an annual excess cash flow computation based on earnings before interest, taxes, depreciation and amortization compared to changes in working capital. Based on the results of this computation, in May 2013, the Company made a payment of $3.6 million to the lenders.

The Agreement contains certain restrictive financial covenants, which require, among other things, that we meet a minimum fixed charge coverage ratio of 1.20 and maximum total debt to EBITDA ratio of 3.25. Additionally, these covenants restrict the Company and its subsidiaries’ ability to incur certain types or amounts of indebtedness, incur liens on certain assets, make material changes in corporate structure or the nature of its business, dispose of material assets, engage in a change in control transaction, make certain foreign investments, enter into certain restrictive agreements, or engage in certain transactions with affiliates. We were in compliance with all such covenants at June 30, 2013.

Debt extinguishment costs of $3.7 million were expensed during the first quarter of 2012, including $3.3 million of fees paid to lenders, and $0.3 million of unamortized debt issuance costs associated with the old credit facility.

4. Commitments under Operating Leases

We have entered into various non-cancelable operating lease agreements for certain of our office facilities and equipment with original lease periods expiring between 2013 and 2020. Certain of these arrangements have free rent periods and /or escalating rent payment provisions, and we recognize rent expense under such arrangements on a straight-line basis.

Future minimum rental commitments under non-cancelable leases as of June 30, 2013 are as follows (in thousands):

Year Ending December 31,	Amount
Remainder of 2013	$903
2014	1,853
2015	1,599
2016	1,267
2017	1,033
Thereafter	771

Total	$7,426

Operating lease expense was $0.6 million and $0.6 million for the three months ended June 30, 2013 and 2012, respectively, and was $1.2 million and $1.2 million for the six months ended June 30, 2013 and 2012, respectively.

5. Secondary Offerings of Capital Stock

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

In April 2013, we completed a secondary offering in which selling stockholders sold 6,500,000 shares of Common Stock at a public offering price of $12 per share. The Company did not receive any proceeds from the sale of the shares by the selling stockholders. The Company paid the related offering expenses of $0.5 million. In addition, a financial advisor to the Company was paid $0.8 million for financial advisory services. These costs have been expensed, and are included in other operating expenses.

6. Stock-based Compensation

Total stock-based compensation expense charged as salaries and benefits expense in the consolidated statements of operations was $0.7 million and $0.1 million for the three months ended June 30, 2013 and 2012, respectively, and $1.4 million and $0.1 million for the six months ended June 30, 2013 and 2012, respectively.

The following table shows stock option activity for the six months ended June 30, 2013:

	Outstanding Options	Weighted average exercise price per share	Weighted average remaining contractual life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2012	7,909,724	$3.85	5.89	$49,410
Granted	170,000	12.57
Forfeited	(101,705)	10.11
Exercised	(2,551,924)	0.56

Outstanding at June 30, 2013	5,426,095	$5.56	6.94	$32,742

Vested or expected to vest(1) at June 30, 2013	5,318,279	$5.58	6.95	$31,971

Exercisable at June 30, 2013	2,461,922	$0.84	4.63	$26,464

(1)	Options expected to vest reflect an estimated forfeiture rate.

We estimated the total fair value of the 2013 grants to be $1.1 million using a Black-Scholes option pricing model, and the following assumptions:

Expected volatility	50.30% – 56.40%
Expected dividends	0.00
Expected term (years)	6.25 – 6.50
Risk-free interest rate	1.06% – 1.23%

The Company recognizes share-based compensation costs as expense on a straight-line basis over the option vesting period, which generally is 5 years.

7. Income Taxes

Our effective income tax rate changed to 43% for the six months ended June 30, 2013 from 40% for the six months ended June 30, 2012. The increase in the effective rate is primarily due to the lack of deductibility of offering expenses of $1.1 million and financial advisory fees of $1.8 million associated with the secondary offerings described in Note 5.

We file income tax returns with the U.S. federal government and various state jurisdictions. We are no longer subject to U.S. federal income tax examinations for years before 2011. We operate in a number of state and local jurisdictions, most of which have never audited our records. Accordingly, we are subject to state and local income tax examinations based upon the various statutes of limitations in each jurisdiction. We are currently being examined by the Franchise Tax Board of California and Florida for tax years 2009, 2010 and 2011.

8. Earnings per Share

For the three and six months ended June 30, 2013, basic income per share is calculated by dividing net income available to holders of Common Stock by the sum of the weighted average number of shares of Common Stock outstanding during the period. For the three and six months ended June 30, 2012, basic income per share is calculated by dividing net income available to holders of Common Stock by the sum of the weighted average number of shares of Common Stock outstanding during the period plus the weighted average number of shares of Series A Convertible Preferred Stock outstanding during the period. The shares of Series A Convertible Preferred Stock are included in the basic denominator because they can be converted into shares of Common Stock for no cash consideration, and are thus considered outstanding shares of Common Stock in computing basic earnings per share. Diluted income per share is calculated by dividing net income available to common shareholders by the weighted average number of shares of Common Stock and dilutive common share equivalents outstanding during the period. Common share equivalents consist of stock options and restricted stock units. The Company excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2013 options to purchase 2,509,150 shares whose combined exercise price, unamortized fair value and excess tax benefits were greater during the period than the average price for the Company’s common stock because their effect would be anti-dilutive.

The following table reconciles the basic to diluted weighted average shares outstanding using the treasury stock method (shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Weighted average shares outstanding – basic	47,551	43,220	46,840	43,109
Dilutive effect of stock options	1,885	3,273	2,365	3,401
Weighted average shares outstanding – diluted	49,436	46,493	49,205	46,510

9. Related Party Transactions

Our notes payable are held by a number of lenders, one of whom, the lending syndicate agent, also holds shares of our common stock. As a result, these entities are considered related parties. Interest expense under these arrangements totaled $2.6 million and $2.7 million for the three months ended June 30, 2013 and 2012, respectively, and $5.2 million and $5.6 million for the six months ended June 30, 2013 and 2012, respectively.

10. Subsequent Events

We have evaluated subsequent events through the date these consolidated financial statements were issued and there are no other events that have occurred that would require adjustments or disclosures to our consolidated financial statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Student Lending	$44,984	$36,069	$78,256	$65,237
Healthcare	17,997	13,507	28,282	25,576
Other	6,174	5,245	11,980	9,886

Total Revenues	$69,155	$54,821	$118,518	$100,699

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

For certain guaranty agency, or GA, clients, we have entered into Master Service Agreements, or MSAs. Under these agreements, clients provide their entire inventory of outsourced loans or receivables to us for recovery on an exclusive basis, rather than just a portion, as with traditional contracts that are split among various service providers. In certain circumstances, we engage subcontractors to assist in the recovery of a portion of the client’s portfolio. We also receive success fees for the recovery of loans under MSAs and our revenues under MSA arrangements include fees earned by the activities of our subcontractors. As of June 30, 2013, we had three MSA clients in the student loan market.

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

To accelerate our ability to provide Medicare audit and recovery services across our region following our award of the RAC contract, we outsourced certain aspects of our healthcare recovery process to four different subcontractors. Three of these subcontractors provide a specific service to us in connection with our claims recovery process, and one subcontractor is engaged to provide all of the audit and recovery services for claims within a portion of our region. According to CMS, the geographic area allocated to this subcontractor represented approximately 17% of the total Medicare spending in our region in 2009. We recognize all of the revenues generated by the claims recovered through these subcontractor relationships, and we recognize the fees that we pay to these subcontractors in our expenses.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(dollars in thousands)		(dollars in thousands)
Student Lending:
Placement Volume	$1,258,264	$1,291,874	$3,003,545	$2,293,682
Placement Revenue as a percentage of Placement Volume	3.58%	2.79%	2.61%	2.84%
Healthcare:
Net Claim Recovery Volume	$159,826	$118,585	250,236	224,685
Claim Recovery Fee Rate	11.26%	11.39%	11.30%	11.38%

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

Typically we are able to anticipate with reasonable accuracy the timing and volume of placements of defaulted student loans and other receivables based on historical patterns and regular communication with our clients. Occasionally, however, placements are delayed due to factors outside of our control. For example, a technology system upgrade at the Department of Education significantly decreased the volume of student loan placements by the Department of Education to all recovery vendors, including us. While we and the other recovery vendors received substantially larger placement volume in the fourth quarter of 2012, the majority of the revenues from these placements will be delayed until the third quarter of 2013 because we do not begin to earn rehabilitation revenues from a given placement until at least nine months after receipt of a placement in most situations. While we believe that this technology system upgrade is substantially complete we believe that there remains a backlog of defaulted student loans that have not been placed with recovery vendors. In addition, for approximately twelve months beginning in September 2011, because of this technology system upgrade, the Department of Education was not able to process a portion of rehabilitated student loans and accordingly we were not able to recognize certain revenues associated with rehabilitation of loans for this client. However, the Department of Education continued to pay us based on invoices submitted and we recorded these cash receipts as deferred revenues on our balance sheet. The amount of placement volume that we receive is also dependent on the client relationships that we maintain. We analyze the profitability of each of our student lending clients, and sometimes determine that our resources servicing a specific client should be allocated elsewhere.

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

Further, our claim recovery volume related to Periodic Interim Payment, or PIP, providers in our region has been limited and we estimate that PIP providers in our region account for approximately 20% of Medicare claims. PIP providers are reimbursed for Medicare claims through different processes than other healthcare providers, and technology adjustments were necessary to permit automated processing of claims involving PIP providers. Prior to April 2012, we were not permitted to audit Medicare claims for these PIP providers and the improper payments to PIP providers that we identified beginning in April 2012 were not processed by CMS until January 2013, when a small portion of such payments began to be processed manually. In June 2013, CMS implemented the system adjustment necessary for automated processing of claims, which allowed us to recognize approximately $3.0 million in revenues for the three months ended June 30, 2013. We estimate that we will recognize an additional $9.0 million in revenues related to PIP providers for the third quarter of 2013, but expect that revenues from claims involving PIP providers will then be interrupted again because CMS’s transition procedures related to the RAC contract, discussed further below, will not allow us to request medical records from PIP providers.

Our audit activities under the RAC contract are currently set to expire in February 2014 and CMS is in the process of implementing re-bidding procedures for our RAC contracts. A protest has been filed and subsequently withdrawn in relation to the new RAC contract by one of the current RAC vendors, creating uncertainty about the timing of the contract award. In planning for the award of our RAC contracts, CMS has been developing transition procedures that will affect our operations during the transition period. In this regard, CMS will permit us to continue to submit medical records requests until November 15, 2013, after suspending this activity during July 2013. In addition, CMS has placed restrictions on the types of claims and the amount of certain medical records requests that we may make during the transition period and, as noted above, we will not be able to request medical records from PIP providers until further notice. We expect that these transition rules will have an adverse effect on our revenues during the second half of 2013. CMS’s transition procedures remain subject to further change, the effect of which cannot be predicted.

Healthcare providers have also taken various actions aimed at limiting Medicare audit and recovery activities. For example, in November 2012 the American Hospital Association and four hospitals filed a lawsuit against Kathleen Sebelius, the Secretary of the Department of Health and Human Services. The lawsuit claims, among other things, that CMS is acting improperly in completely denying payment for claims initially made under Medicare Part A (inpatient) that should have been made under Medicare Part B (outpatient), rather than remitting the difference between the Part A and Part B payments. A bill has also been introduced in the U.S. Congress that would also permit healthcare providers to resubmit such claims for payment for Part B services. CMS has recently implemented rules that permit healthcare providers to resubmit certain of these claims for payment for Part B services and we do not expect that recovery auditors will be compensated on a complete denial for Part A claims under the new RAC contract. This type of improper claim has accounted for a substantial portion of the claims that we have identified under our RAC contract. The rates announced by CMS in connection with the RAC contract transition, discussed above, place limits on our ability to audit certain of the short-stay inpatient hospital claims.

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

Our contract with CMS for the recovery of improper Medicare payments began generating significant revenues during 2011 and represented 26% of our total revenues in the year ended December 31, 2012. Our audit work under the RAC contract is currently set to expire in 2014, and CMS is still in the process of implementing the re-bidding procedures for new RAC contracts due in part to a protest filed that was subsequently withdrawn in relation to the proposed RAC contract by one of the current RAC vendors. While we believe our performance under the existing agreement and the experience we have gained in performing this contract position us well to renew the agreement, failure to renew the agreement or renewal on substantially less favorable terms could significantly harm our revenues and results of operations.

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

Revenue Recognition

The majority of our contracts are contingency fee based. We recognize revenues on these contingency fee based contracts when third-party payors remit payments to our clients or remit payments to us on behalf of our clients, and, consequently, the contingency is deemed to have been satisfied. Under our RAC contract with CMS, we recognize revenues when the healthcare provider has paid CMS for a given claim or incurs an offset against future Medicare claims. Providers have the right to appeal a claim and may pursue additional appeals if the initial appeal is found in favor of CMS. We accrue an estimated liability for appeals based on the amount of commissions received which are subject to appeal and which we estimate may be returned to providers following successful appeal. This estimated liability for appeals is an offset to revenues on our income statement. Our estimates are based on our historical experience with appeals activity under our CMS contract since January 2010. During the three months ended June 30, 2013, we reserved an amount equal to 16.1% of gross revenues from our CMS contract, and for the six months ended June 30, 2013, we reserved an amount equal to 15.4% of gross revenues from our CMS contract. The $8.9 million balance as of June 30, 2013, represents our best estimate of the probable amount of losses related to appeals of claims for which commissions were previously collected and recognized as revenues. We estimate that it is reasonably possible that we could be required to pay an additional amount up to approximately $2.5 million as a result of potentially successful appeals. To the extent that required payments by us related to successful appeals exceed the amount accrued, revenues in the applicable period would be reduced by the amount of the excess. We similarly accrue an allowance against accounts receivable related to commissions yet to be collected, which was $1.0 million as of June 30, 2013, based on the same estimates used to establish the estimated liability for appeals of commissions received. Our inability to correctly estimate the estimated liabilities and allowance against accounts receivable could adversely affect our revenues in future periods.

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

Impairments of Depreciable Intangible Assets

We evaluate depreciable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Depreciable intangible assets consist of client contracts and related relationships, and are being amortized over their estimated useful life, which is generally 20 years. We evaluate the client contracts intangible at the individual contract level. The recoverability of such assets is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There was no impairment expense for depreciable intangible assets for the three and six months ended June 30, 2013 and 2012.

Results of Operations

Three Months Ended June 30, 2013 compared to the Three Months Ended June 30, 2012

The following table represents our historical operating results for the periods presented:

	Three Months Ended June 30,
	2013	2012	$ Change	% Change
	(in thousands)
Consolidated Statement of Operations Data:
Revenues	$69,155	$54,821	$14,334	26%
Operating expenses:
Salaries and benefits	23,900	19,782	4,118	21%
Other operating expenses	22,883	18,672	4,211	23%

Total operating expenses	46,783	38,454	8,329	22%

Income from operations	22,372	16,367	6,005	37%
Interest expense	(2,924)	(2,964)	40	-1%
Interest income	0	31	(31)	-100%

Income before provision for income taxes	19,448	13,434	6,014	45%
Provision for income taxes	8,253	5,355	2,898	54%

Net income	$11,195	$8,079	$3,116	39%

Accrual for preferred stock dividends	0	467	(467)	-100%
Net income available to common shareholders	$11,195	$7,612	$3,583	47%

Revenues

Revenues were $69.2 million for the three months ended June 30, 2013, an increase of approximately 26%, compared to total revenues of $54.8 million for the three months ended June 30, 2012.

Student lending revenues were $45.0 million for the three months ended June 30, 2013, representing an increase of $8.9 million or 25%, compared to the three months ended June 30, 2012. This increase was primarily a result of stronger historical placements of defaulted student loans from the Department of Education, compared to placements during 2011 when placements were delayed due to the Department of Education’s technology system upgrade. Another factor in the increase in student lending revenue was approximately $4.0 million in revenues from a new contract involving a specialized portfolio of student loans from a guaranty agency client. Healthcare revenues were $18.0 million for the three months ended June 30, 2013, representing an increase of $4.5 million or 33%, compared to the three months ended June 30, 2012. This increase resulted from delays in revenue production during the first quarter as a result of the curtailment of some audit and claim activities due to Hurricane Sandy and a temporary interruption in claims processing activity by our client. The 2013 period also benefitted from approximately $3.0 million of the revenues related to the initiation of automated processing of claims involving PIP providers in June 2013.

Salaries and Benefits

Salaries and benefits expense was $23.9 million for the three months ended June 30, 2013, an increase of $4.1 million or 21%, compared to salaries and benefits expense of $19.8 million for the three months ended June 30, 2012. The year-over-year increase in salaries and benefits expense was due primarily to increases in overall headcount and related expenses, associated with the overall growth of the Company’s operations.

Other Operating Expense

Other operating expense was $22.9 million for the three months ended June 30, 2013, an increase of $4.2 million or 23%, compared to other operating expense of $18.7 million for the three months ended June 30, 2012. The year-over-year increase in other operating expense was due primarily to higher spending on professional services, expenses incurred in connection with our secondary stock offering completed in April 2013, and increased variable costs associated with the overall growth of the Company’s revenues.

Income from Operations

As a result of the factors described above, income from operations was $22.4 million for the three months ended June 30, 2013, compared to $16.4 million for the three months ended June 30, 2012, representing an increase of $6.0 million, or 37%.

Interest Expense

Interest expense was $2.9 million for the three months ended June 30, 2013, compared to $3.0 million for the three months ended June 30, 2012. Interest expense decreased $0.1 million due to repayments of principal, resulting in a lower outstanding balance.

Income Taxes

Income tax expense was $8.3 million for the three months ended June 30, 2013, compared to $5.4 million for the three months ended June 30, 2012. Our effective income tax increased to 42% for the three months ended June 30, 2013, from 40% for the three months ended June 30, 2012. The increase in our effective tax rate is primarily due to the secondary offering expenses described above, which are not deductible for tax purposes. Absent these expenses, our effective tax rate in the 2013 period would have been approximately 40%.

Net Income

As a result of the factors described above, net income was $11.2 million for the three months ended June 30, 2013, which represented an increase of $3.1 million compared to net income of $8.1 million for the three months ended June 30, 2012.

Six Months Ended June 30, 2013 compared to the Six Months Ended June 30, 2012

The following table represents our historical operating results for the periods presented:

	Six Months Ended June 30,
	2013	2012	$ Change	% Change
	(in thousands)
Consolidated Statement of Operations Data:
Revenues	$118,518	$100,699	$17,819	18%
Operating expenses:
Salaries and benefits	47,882	38,423	9,459	25%
Other operating expenses	41,751	34,813	6,938	20%

Total operating expenses	89,633	73,236	16,397	22%

Income from operations	28,885	27,463	1,422	5%
Debt extinguishment costs	0	(3,679)	3,679	-100%
Interest expense	(5,889)	(6,154)	265	-4%
Interest income	0	62	(62)	-100%

Income before provision for income taxes	22,996	17,692	5,304	30%
Provision for income taxes	9,980	7,097	2,883	41%

Net income	$13,016	$10,595	$2,421	23%

Accrual for preferred stock dividends	0	2,038	(2,038)	-100%
Net income available to common shareholders	$13,016	$8,557	$4,459	52%

Revenues

Revenues were $118.5 million for the six months ended June 30, 2013, an increase of $17.8 million or 18%, compared to revenues of $100.7 million for the six months ended June 30, 2012. The year-over-year growth resulted from student lending revenues, which increased $13.0 million or 20% for the six months ended June 30, 2013, compared to the six months ended June 30, 2012. This increase was primarily a result of stronger historical placements of defaulted student loans from the Department of Education, compared to placements during 2011 when placements were delayed due to the Department of Education’s technology system upgrade. Another factor in the increase in student lending revenues was a contract involving a specialized portfolio of student loans that contributed revenues of approximately $4.0 million in the 2013 period.

In addition to student lending revenue growth, healthcare revenues increased $2.7 million or 11% for the six months ended June 30, 2013, compared to the six months ended June 30, 2012. Revenues from claims involving PIP providers were largely responsible for this increase.

Salaries and Benefits

Salaries and benefits expense was $47.9 million for the six months ended June 30, 2013, an increase of $9.5 million or 25%, compared to salaries and benefits expense of $38.4 million for the six months ended June 30, 2012. The increase in salaries and benefits expense was due primarily to increases in overall headcount and related expenses associated with the overall growth of the Company’s operations and continued expansion of its recovery services.

Other Operating Expense

Other operating expense was $41.7 million for the six months ended June 30, 2013, an increase of $6.9 million or 20%, compared to other operating expense of $34.8 million for the six months ended June 30, 2012. This increase was primarily due to expenses incurred in connection with our secondary stock offerings completed in February 2013 and April 2013, higher spending on professional services in connection with the continued growth in the Company’s healthcare and student loan recovery activities, as well as increased professional fees related to operating as a public company.

Income from Operations

As a result of the factors described above, income from operations was $28.9 million for the six months ended June 30, 2013, compared to $27.5 million for the six months ended June 30, 2012, representing an increase of $1.4 million, or 5%.

Debt Extinguishment Costs

As a result of the entry into our new credit facility and the repayment of all amounts owed under our then existing credit facility in March 2012, we incurred debt extinguishment costs of $3.7 million, comprised of approximately $3.3 million in fees paid to the lenders in connection with our new credit facility and approximately $0.3 million of unamortized debt issuance costs associated with our old credit facility. We did not incur any debt extinguishment costs for the six months ended June 30, 2013.

Interest Expense

Interest expense was $5.9 million for the six months ended June 30, 2013, compared to $6.2 million for the six months ended June 30, 2012, representing a decrease of $0.3 million, or 4%, due to lower interest rates under our new credit agreement as compared to the interest rates under our old credit agreement.

Income Taxes

Income tax expense was $10.0 million for the six months ended June 30, 2013, compared to $7.1 million for the six months ended June 30, 2012. Our effective income tax increased to 43% for the six months ended June 30, 2013, from 40% for the six months ended June 30, 2012. The increase in our effective tax rate is primarily due to the secondary offering expenses described above, which are not deductible for tax purposes. Absent these expenses, our effective tax rate in the 2013 period would have been approximately 39%.

Net Income

As a result of the factors described above, net income was $13.0 million for the six months ended June 30, 2013, which represented an increase of $2.4 million, or 23% compared to net income of $10.6 million for the six months ended June 30, 2012.

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

Because of these limitations, you should consider adjusted EBITDA and adjusted net income alongside other financial performance measures, including net income and our other GAAP results. The following tables present a reconciliation of adjusted EBITDA and adjusted net income for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Adjusted EBITDA:
Net income	$11,195	$8,079	$13,016	$10,595
Provision for income taxes	8,253	5,355	9,980	7,097
Interest expense	2,924	2,964	5,889	6,154
Interest income	—	(31)	—	(62)
Debt extinguishment costs (1)	—	—	—	3,679
Secondary offering expense (2)	1,269	—	2,893	—
Depreciation and amortization	2,629	2,343	5,138	4,557
Non-core operating expenses (3)	—	18	—	47
Advisory fee (4)	—	1,400	—	1,709
Stock based compensation	710	97	1,422	149

Adjusted EBITDA	$26,980	$20,225	38,338	$33,925

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Adjusted Net Income:
Net income	$11,195	$8,079	$13,016	$10,595
Debt extinguishment costs (1)	—	—	—	3,679
Secondary offering expense (2)	1,269	—	2,893	—
Non-core operating expenses (3)	—	18	—	47
Advisory fee (4)	—	1,400	—	1,709
Stock based compensation	710	97	1,422	149
Amortization of intangibles (5)	933	934	1,866	1,809
Deferred financing amortization costs (6)	282	239	567	521
Tax adjustments (7)	(1,277)	(1,075)	(2,699)	(3,165)

Adjusted Net Income	$13,112	$9,692	$17,065	$15,344

(1)	Represents debt extinguishment costs comprised of approximately $3.3 million of fees paid to lenders in connection with our new credit facility and approximately $0.3 million of unamortized debt issuance costs in connection with our old credit facility.
(2)	Represents direct and incremental costs associated with the Company’s secondary offering in February and April 2013.
(3)	Represents costs related to strategic corporate development activities.
(4)	Represents expenses incurred under an advisory services agreement with Parthenon Capital Partners, which was terminated in April 2012.
(5)	Represents amortization of capitalized expenses related to the acquisition of Performant by an affiliate of Parthenon Capital Partners in 2004, and also an acquisition in the first quarter of 2012 to enhance our analytics capabilities.
(6)	Represents amortization of capitalized financing costs related to debt offerings conducted in 2009, 2010 and 2012.
(7)	Represents tax adjustments assuming a marginal tax rate of 40%.

Liquidity and Capital Resources

Our primary sources of liquidity are cash flows from operations, term loans, and the proceeds received from our initial public offering on August 15, 2012. Cash and cash equivalents, which totaled $51.3 million as of June 30, 2013, consist primarily of cash on deposit with banks. We expect that operating cash flows will continue to be a primary source of liquidity for our operating needs. There are currently no borrowings outstanding under our revolving credit facility other than a $1.4 million letter of credit. Due to our operating cash flows, our existing cash and cash equivalents and availability under our revolving credit facility, we believe that we have the ability to meet our working capital and capital expenditure needs for the foreseeable future.

The following table summarizes our cash and cash equivalents balance at June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	December 31, 2012
Total cash and cash equivalents	$51,299	$37,843

The increase in the balance of our cash and cash equivalents compared with the end of the fourth quarter of 2012 was due primarily to increased cash generated from operations of $19.3 million, $8.2 million income tax benefit from the exercise of employee stock options, and $1.4 million in proceeds from the exercise of stock options, partially offset by $6.1 million of capital expenditures, and principal repayments of $9.1 million on our long-term debt.

Cash flows from operating activities

The increase in net cash provided by operating activities for the six months ended June 30, 2013 compared to the prior-year period was primarily due to higher operating income of $13.0 million (as discussed above in “Results of Operations”), offset by various working capital fluctuation such as an increase in income taxes receivable of $2.1 million and a decrease in income taxes payable of $0.4 million.

Cash flows from investing activities

The increase in cash used in investing activities for the six months ended June 30, 2013 was primarily due to higher capital expenditures of $6.1 million related to information technology, data storage, hardware, telecommunication systems and security enhancements to our proprietary software.

Cash flows from financing activities

Cash provided by financing activities for the six months ended June 30, 2013 was primarily attributable to an income tax benefit of $8.2 million from the exercise of employee stock options, proceeds from the exercise of stock options of $1.4 million, offset by repayments of principal of $9.1 million on long-term debt. In addition, we did not pay the one-time occurrence of debt extinguishment cost of $3.3 million in 2013 compared to the prior year period in which we recapitalized long-term debt.

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

The credit agreement also requires us to meet certain financial covenants, including maintaining a fixed charge coverage ratio and a total debt to EBITDA ratio as such terms are defined in our credit agreement. These financial covenants are tested at the end of each quarter beginning on March 31, 2013. The table below further describes these financial covenants, as well as our current status under these covenants as of June 30, 2013.

Financial Covenant	Covenant Requirement	Actual Ratio at June 30, 2013
Fixed charge coverage ratio (minimum)	1.20 to 1.0	1.68
Total debt to EBITDA ratio (maximum)	3.25 to 1.0	1.98

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold or issue financial instruments for trading purposes. We conduct all of our business in U.S. currency and therefore do not have any material direct foreign currency risk. We do have exposure to changes in interest rates with respect to the borrowings under our senior secured credit facility, which bear interest at a variable rate based on the prime rate or LIBOR. For example, if the interest rate on our borrowings increased 100 basis points (1%) from the credit facility floor of 1.5%, our annual interest expense would increase by approximately $1.5 million. In July 2012, we entered into an interest rate cap agreement per the terms of our senior secured credit agreement. The interest rate cap agreement is effective beginning in October 2012, and matures in October 2014, with a total notional amount of $75 million and a cap on LIBOR at 2.0%. If the LIBOR rate were to increase by 100 basis points (1.0%) above the credit facility floor of 1.5% for a year, we would receive a payment from the interest rate cap of approximately $0.4 million.

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

ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer (our Chief Executive Officer) and our principal financial officer (our Chief Financial Officer), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We face significant competition in connection with obtaining, retaining and performing under our existing client contracts, including our contracts with the Department of Education and CMS, and an inability to compete effectively in the future could harm our relationships with our clients, which would impact our ability to maintain our revenues and operating results.

We operate in very competitive markets. In providing our services to the student loan and other receivables markets, we face competition from many other companies. Initially, we compete with these companies to be one of typically several firms engaged to provide recovery services to a particular client and, if we are successful in being engaged, we then face continuing competition from the client’s other retained firms based on the client’s benchmarking of the recovery rates of its several vendors. One of our largest clients, Department of Education, initiated a contract re-compete process during the first half of 2013, and we expect that the contract award will be announced in early 2014. In addition, those recovery vendors who produce the highest recovery rates from a client often will be allocated additional placements and in some cases additional success fees. Accordingly, maintaining high levels of recovery performance, and doing so in a cost-effective manner, are important factors in our ability to maintain and grow our revenues and net income and the failure to achieve these objectives could harm our business, financial condition and results of operations.

Similarly, we faced a highly competitive bidding process to become one of the four prime RAC contractors that provide recovery services for improper Medicare payments and we are currently participating in a competitive bidding process for this contract. Our audit work under the RAC contract is currently set to expire in 2014, and CMS is still in the process of implementing the re-bidding procedures for new RAC contracts due in part to a protest filed and subsequently withdrawn in relation to the proposed RAC contract by one of the current RAC vendors. While we believe our performance under the existing agreement and the experience we have gained in performing this contract position us well to renew the agreement, failure to renew the agreement or renewal on substantially less favorable terms could significantly harm our revenues and results of operations. The failure to retain this contract or a significant adverse change in the terms of this contract, which generated approximately 26% of our revenues in the year ended December 31, 2012, would seriously harm our revenues and operating results.

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

The majority of our historical revenues from the student loan market have come from our relationships with the GAs. As a result of SAFRA, the Department of Education will ultimately become the sole source of revenues in this market, although the GAs will continue to service their existing student loan portfolios for many years to come. As a result, over time, defaults on student loans originated by the Department of Education will predominate and our ability to maintain the revenues we had previously received from a number of GA clients will depend on our relationship with a single client, the Department of Education. While we have 22 years of experience in performing student loan recovery services for the Department of Education, we are one of 17 unrestricted recovery service providers on the current Department of Education contract. In the year ended December 31, 2012, student loan recovery work for the Department of Education generated revenues of $29.0 million, or approximately 14% of our total revenues. Our initial request for proposals for the new recovery services contract with the Department of Education is due at the end of August 2013, and we expect that the contract award will be announced in early 2014. If our relationship with the Department of Education terminates or deteriorates or if the Department of Education, ultimately as the sole holder of defaulted student loans, requires its contractors to agree to less favorable terms, our revenues would significantly decrease, and our business, financial condition and results of operations would be harmed.

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

In addition, healthcare providers have taken various actions aimed at limiting Medicare audit and recovery activities. For example, in November 2012 the American Hospital Association and four hospitals filed a lawsuit against Kathleen Sebelius, the Secretary of the Department of Health and Human Services. The lawsuit claims, among other things, that CMS is acting improperly in completely denying payment for claims initially made under Medicare Part A (inpatient) that should have been made under Medicare Part B (outpatient), rather than remitting the difference between the Part A and Part B payments. A bill has been introduced in the U.S. Congress that would permit healthcare providers to resubmit such claims for payment for Part B services and CMS has recently implemented rules that permit healthcare providers to resubmit certain of these claims for payment for Part B services. This type of improper claim has accounted for a substantial portion of the claims that we have identified under our RAC contract. The rates announced by CMS in connection with the RAC contract transition, discussed above, place limits on our ability to audit certain of the short-stay inpatient hospital claims.

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

Further, our claim recovery volume related to Periodic Interim Payment, or PIP, providers in our region has been limited and we estimate that PIP providers in our region account for approximately 20% of Medicare claims. PIP providers are reimbursed for Medicare claims through different processes than other healthcare providers, and technology adjustments were necessary to permit automated processing of claims involving PIP providers. Prior to April 2012, we were not permitted to audit Medicare claims for these PIP providers and the improper payments to PIP providers that we identified beginning in April 2012 were not processed by CMS until January 2013, when a small portion of such payments began to be processed manually. In June 2013, CMS implemented the system adjustment necessary for automated processing of claims, which allowed us to recognize approximately $3 million in revenues for the three months ended June 30, 2013. We estimate that we will recognize an additional $9 million in revenues related to PIP providers for the third quarter of 2013, but expect that revenues from claims involving PIP providers will then be interrupted again because CMS’s transition procedures related to the RAC contract, discussed further below, will not allow us to request medical records from PIP providers.

Our audit activities under the RAC contract are currently set to expire in February 2014 and CMS is in the process of implementing re-bidding procedures for our RAC contracts. A protest has been filed and subsequent withdrawn in relation to the new RAC contract by one of the current RAC vendors, creating uncertainty about the timing of the contract award. In planning for the award of our RAC contracts, CMS has been developing transition procedures that will affect our operations during the transition period. In this regard, CMS will permit us to continue to submit medical records requests until November 15, 2013, after suspending this activity during July 2013. In addition, CMS has placed restrictions on the types of claims and the amount of certain medical records requests that we may make during the transition period and, as noted above, we will not be able to request medical records from PIP providers until further notice. We expect that these transition rules will have an adverse effect on our revenues during the second half of 2013. CMS’s transition procedures remain subject to further change, the effect of which cannot be predicted.

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

We are subject to reporting obligations under Section 404 of the Sarbanes-Oxley Act that require us to include a management report on our internal control over financial reporting in our annual report, which contains management’s assessment of the effectiveness of our internal control over financial reporting. These requirements will first apply to our annual report on Form 10-K for the year ending December 31, 2013 and complying with these requirements can be difficult. For example, in June 2012, we determined that we had incorrectly accounted for our mandatorily redeemable preferred stock, which required audit adjusting entries for the three-year period ended December 31, 2011. Our failure to detect this error was deemed to be a deficiency in internal control and this deficiency was considered to be a material weakness. To address this situation, our independent registered public accounting firm recommended that the Company emphasize the importance of thoroughly researching all new accounting policies and revisiting accounting policies set for existing transactions when changes in the business or reporting requirements occur or are expected to occur. To prevent issues like these in the future, we have bolstered our technical accounting expertise and, where appropriate, engaged outside consultants with specialized knowledge.

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

As of June 30, 2013, our total debt was $138.7 million. For the six months ended June 30, 2013, our consolidated interest expense was $5.9 million. Our ability to make scheduled payments or to refinance our debt obligations and to fund our other liquidity needs depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot make assurances that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness and to fund our other liquidity needs. If our cash flows and capital resources are insufficient to fund our debt service obligations and allow us to maintain compliance with the covenants under our credit agreement or to fund our other liquidity needs, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot ensure that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements, including our credit agreement. If we cannot make scheduled payments on our debt, we will be in default and, as a result, our debt holders could declare all outstanding principal and interest to be due and payable, the lenders under our credit agreement could terminate their commitments to lend us money and foreclose against the assets securing our borrowings and we could be forced into bankruptcy or liquidation.

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

Sales of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. As of August 7, 2013, approximately 36.9% of our common stock is held by Parthenon Capital Partners. The shares sold in our initial public offering and our secondary offerings in January and April, 2013 are eligible for immediate resale in the public market without restriction by persons other than our affiliates. In addition, certain holders of shares of common stock have the right, subject to certain exceptions and conditions, to require us to register their shares of common stock under the Securities Act of 1933, as amended, and they also have the right to participate in future registrations of securities by us. Registration of any of these outstanding shares of common stock would result in such shares becoming freely tradable without compliance with Rule 144 upon effectiveness of the applicable registration statement.

Our significant stockholder has the ability to influence significant corporate activities and our significant stockholder’s interests may not coincide with yours.

Parthenon Capital Partners beneficially owns approximately 36.9% of our common stock as of August 7, 2013. As a result of its ownership, Parthenon Capital Partners has the ability to influence the outcome of matters submitted to a vote of stockholders and, through our board of directors, the ability to influence decision-making with respect to our business direction and policies. Parthenon Capital Partners may have interests different from our other stockholders’ interests, and may vote in a manner adverse to those interests. Matters over which Parthenon Capital Partners can, directly or indirectly, exercise influence include:

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
Date: August 8, 2013
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