Form 10-Q
period 2013-09-30
Performant Financial Corp
filed 2013-11-08
CIK 1550695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
The number of shares of Common Stock outstanding as of November 6, 2013 was 48,158,711.

PERFORMANT FINANCIAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2013
INDEX

i

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except per share amounts)

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$69,554	$37,843
Trade accounts receivable, net of allowance for doubtful accounts of $53 and $65, respectively and estimated allowance for appeals of $1,997 and $1,199, respectively	30,593	23,044
Deferred income taxes	6,331	3,798
Prepaid expenses and other current assets	2,756	2,876
Debt issuance costs, current portion	1,073	1,125
Total current assets	110,307	68,686
Property, equipment, and leasehold improvements, net	24,323	20,669
Identifiable intangible assets, net	33,445	36,244
Goodwill	81,572	81,572
Debt issuance costs, net	3,049	3,844
Other assets	613	730
Total assets	$253,309	$211,745
Liabilities and Stockholders’ Equity
Liabilities:
Current liabilities:
Current maturities of notes payable	$10,763	$11,040
Accrued salaries and benefits	10,537	9,288
Accounts payable	1,799	1,403
Other current liabilities	6,461	8,252
Income taxes payable	6,229	430
Deferred revenue	—	2,187
Estimated liability for appeals	12,697	4,378
Total current liabilities	48,486	36,978
Notes payable, net of current portion	125,232	136,729
Deferred income taxes	12,660	11,271
Other liabilities	1,898	2,694
Total liabilities	188,276	187,672
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized, 500,000 shares at September 30, 2013 and December 31, 2012; issued and outstanding 48,159 and 45,392 shares at September 30, 2013 and December 31, 2012, respectively	4	4
Additional paid-in capital	48,460	35,970
Retained earnings (deficit)	16,569	(11,901)
Total stockholders’ equity	65,033	24,073
Total liabilities and stockholders’ equity	$253,309	$211,745
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$76,808	$53,400	$195,326	$154,099
Operating expenses:
Salaries and benefits	25,060	21,003	72,942	59,426
Other operating expenses	23,563	18,240	65,314	53,053
Total operating expenses	48,623	39,243	138,256	112,479
Income from operations	28,185	14,157	57,070	41,620
Debt extinguishment costs	—	—	—	(3,679)
Interest expense	(2,863)	(3,175)	(8,752)	(9,329)
Interest income	—	2	—	64
Income before provision for income taxes	25,322	10,984	48,318	28,676
Provision for income taxes	9,868	4,601	19,848	11,698
Net income	$15,454	$6,383	$28,470	$16,978
Accrual for preferred stock dividends	—	—	—	2,038
Net income available to common shareholders	$15,454	$6,383	$28,470	$14,940
Net income per share attributable to common shareholders
Basic	$0.32	$0.14	$0.60	$0.34
Diluted	$0.31	$0.13	$0.58	$0.32
Weighted average shares
Basic	48,050	44,337	47,247	43,519
Diluted	49,556	47,811	49,315	47,164
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity
For the Nine Months Ended September 30, 2013
(In thousands)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings (Deficit)	Total
Balance, December 31, 2012	45,392	$4	$35,970	$(11,901)	$24,073
Exercise of stock options	2,767	—	1,653	—	1,653
Stock-based compensation expense	—	—	2,196	—	2,196
Income tax benefit from employee stock options	—	—	8,641	—	8,641
Net income	—	—	—	28,470	28,470
Balance, September 30, 2013	48,159	$4	$48,460	$16,569	$65,033
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$28,470	$16,978
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of asset	1	52
Depreciation and amortization	7,840	7,002
Write-off of unamortized debt issuance costs	—	335
Deferred income taxes	(1,144)	173
Stock-based compensation	2,196	883
Interest expense from debt issuance costs and amortization of discount note payable	939	946
Interest income on notes receivable from stockholders	—	(57)
Changes in operating assets and liabilities:
Trade accounts receivable	(7,549)	(4,734)
Prepaid expenses and other current assets	120	841
Income tax receivable	—	(800)
Other assets	117	(12)
Accrued salaries and benefits	1,249	(794)
Accounts payable	396	1,518
Other current liabilities	(1,791)	(1,262)
Income taxes payable	5,799	(470)
Deferred revenue	(2,187)	285
Estimated liability for appeals	8,319	3,205
Other liabilities	(137)	306
Net cash provided by operating activities	42,638	24,395
Cash flows from investing activities:
Purchase of property, equipment, and leasehold improvements	(8,697)	(7,355)
Purchase of perpetual software license and computer equipment	—	(837)
Net cash used in investing activities	(8,697)	(8,192)
Cash flows from financing activities:
Borrowing under notes payable	—	156,000
Borrowing under line of credit	—	4,500
Redemption of preferred stock	—	(60,286)
Repayment of notes payable	(11,774)	(100,656)
Repayment of line of credit	—	(12,698)
Debt issuance costs paid	—	(3,061)
Proceeds from exercise of stock options	1,653	137
Proceeds from issuance of stock	—	12,844
Receipt from stockholder	—	2,323
Payment to stockholders	—	(1,761)
Purchase of treasury stock	—	(1,225)
Income tax benefit from employee stock options	8,641	380
Payment of purchase obligation	(750)	(500)
Net cash used in financing activities	(2,230)	(4,003)
Net increase in cash and cash equivalents	31,711	12,200
Cash and cash equivalents at beginning of period	37,843	20,004
Cash and cash equivalents at end of period	$69,554	$32,204
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$6,552	$12,415
Cash paid for interest	$7,796	$8,358
Cash paid as debt extinguishment	$—	$3,344
Supplemental disclosure of non-cash investing and financing activities:
Obligation payable to sellers of perpetual license	$—	$3,250
Issuance of common stock as part of debt issuance costs	$—	$2,796

See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2013 and 2012
(Unaudited)

1. Organization and Description of Business

(a)	Basis of Presentation and Organization
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary (consisting only of normal recurring adjustments) for a fair presentation of our and our subsidiaries’ financial position at September 30, 2013, the results of our operations for the three and nine months ended September 30, 2013 and 2012 and cash flows for the nine months ended September 30, 2013 and 2012. Interim financial statements are prepared on a basis consistent with our annual consolidated financial statements. The interim financial statements included herein should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the years ended December 31, 2012, 2011 and 2010.
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

(b)	Revenues, Accounts Receivable, and Estimated Liability for Appeals
Revenue is recognized upon the collection of defaulted loan and debt payments. Loan rehabilitation revenue is recognized when the rehabilitated loans are sold (funded) by clients. Incentive revenue is recognized upon receipt of official notification of incentive award from customers. Under the Company’s RAC contract with CMS, the Company recognizes revenues when the healthcare provider has paid CMS for a given claim or offset. Providers have the right to appeal a claim and may pursue additional appeals if the initial appeal is found in favor of CMS. The Company accrues an estimated liability for appeals based on the amount of commissions received which are subject to appeal and which the Company estimates are probable of being returned to providers following successful appeal. At September 30, 2013, a total of $14.7 million was presented as an allowance against revenue, representing the Company’s estimate of claims that may be overturned. Of this amount, $2.0 million was related to amounts in accounts receivable and $12.7 million was related to commissions which had already been received. The $12.7 million balance at September 30, 2013, and the $4.4 million balance as of December 31, 2012, represents the Company’s best estimate of the probable amount of losses related to appeals of claims for which commissions were previously collected. In addition to the $12.7 million amount accrued at September 30, 2013, the Company estimates that it is reasonably possible that it could be required to pay an additional amount up to approximately $3.8 million as a result of potentially successful appeals. To the extent that required payments by the Company exceed the amount accrued, revenues in the applicable period would be reduced by the amount of the excess.

2. Property, Equipment, and Leasehold Improvements
Property, equipment, and leasehold improvements consist of the following at September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	December 31, 2012
Land	$1,767	$1,767
Building and leasehold improvements	5,626	5,500
Furniture, equipment, and automobile	4,940	4,408
Computer hardware and software	48,513	40,886
	60,846	52,561
Less accumulated depreciation and amortization	(36,523)	(31,892)
Property, equipment and leasehold improvements, net	$24,323	$20,669
Depreciation and amortization expense of property, equipment and leasehold improvements was $1.8 million and $1.5 million for the three months ended September 30, 2013 and 2012, respectively, and $5.1 million and $4.3 million for the nine months ended September 30, 2013 and 2012, respectively.
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

Year Ending December 31,	Amount
Remainder of 2013	$2,691
2014	10,763
2015	10,763
2016	10,763
2017	9,996
Thereafter	91,019
Total	$135,995
The Term A Loan is charged interest either at Prime (subject to a 2.50% floor) +4.25% or LIBOR (subject to a 1.50% floor) +5.25%, which was 6.75% at September 30, 2013. The Term A loan requires quarterly payments of $2.4 million, with the remaining outstanding principal balance due March 19, 2017. As of September 30, 2013, the Term A loan ending balance, including the current portion was $40.9 million.
The Term B loan is charged interest at Prime +4.75% (subject to a 2.50% floor) or LIBOR (subject to a 1.50% floor) +5.75% which was 7.25% at September 30, 2013. The Term B loan requires quarterly payments of $0.2 million, with the outstanding principal balance due March 19, 2018. As of September 30, 2013, the Term B loan ending balance, including the current portion was $95.1 million.
We have a line of credit under the Agreement which allows for borrowings of up to $11.0 million. Borrowings accrue interest at Prime +4.25% or LIBOR +5.25%, which was 6.75% at September 30, 2013. Both the Prime and the LIBOR alternatives are subject to minimum rate floors. In addition, a facility fee of 0.5% is assessed on the commitment amount. There were no outstanding borrowings under this line of credit at September 30, 2013, and a letter of credit outstanding in the amount of $1.4 million, leaving remaining borrowing capacity under the line of credit of $9.6 million at September 30, 2013. The line of credit expires in March 19, 2017.
The Agreement contains a prepayment provision which requires the Company to perform an annual excess cash flow computation based on earnings before interest, taxes, depreciation and amortization compared to changes in working capital. Based on the results of this computation, in May 2013, the Company made a payment of $3.6 million to the lenders.

The Agreement contains certain restrictive financial covenants, which require, among other things, that we meet a minimum fixed charge coverage ratio of 1.2 and maximum total debt to EBITDA ratio of 3.25. Additionally, these covenants restrict the Company and its subsidiaries’ ability to incur certain types or amounts of indebtedness, incur liens on certain assets, make material changes in corporate structure or the nature of its business, dispose of material assets, engage in a change in control transaction, make certain foreign investments, enter into certain restrictive agreements, or engage in certain transactions with affiliates. We were in compliance with all such covenants at September 30, 2013.
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
Future minimum rental commitments under non-cancelable leases as of September 30, 2013 are as follows (in thousands):

Year Ending December 31,	Amount
Remainder of 2013	$460
2014	1,875
2015	1,622
2016	1,285
2017	1,037
Thereafter	771
Total	$7,050
Operating lease expense was $0.7 million million and $0.6 million million for the three months ended September 30, 2013 and 2012, respectively, and was $1.9 million million and $1.9 million million for the nine months ended September 30, 2013 and 2012, respectively.
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
In April 2013, we completed a secondary offering in which selling stockholders sold 6,500,000 shares of Common Stock at a public offering price of $12.00 per share. The Company did not receive any proceeds from the sale of the shares by the selling stockholders. The Company paid the related offering expenses of $0.5 million. In addition, a financial advisor to the Company was paid $0.8 million for financial advisory services. These costs have been expensed, and are included in other operating expenses.
6. Stock-based Compensation
Total stock-based compensation expense charged as salaries and benefits expense in the consolidated statements of operations was $0.8 million and $0.8 million for the three months ended September 30, 2013 and 2012, respectively, and $2.2 million and $0.9 million for the nine months ended September 30, 2013 and 2012, respectively.

The following table shows stock option activity for the nine months ended September 30, 2013:

	Outstanding Options	Weighted average exercise price per share	Weighted average remaining contractual life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2012	7,909,724	$3.85	5.89	$49,410
Granted	313,600	11.85
Forfeited	(102,381)	10.05
Exercised	(2,754,731)	0.60
Outstanding at September 30, 2013	5,366,212	$5.87	6.80	$27,310
Vested or expected to vest(1) at September 30, 2013	5,246,060	$5.79	6.75	$27,159
Exercisable at September 30, 2013	2,818,379	$2.57	5.20	$23,485

(1)	Options expected to vest reflect an estimated forfeiture rate.

We estimated the total fair value of the 2013 grants to be $1.9 million using a Black-Scholes option pricing model, and the following assumptions:

Expected volatility	50.30% – 56.40%
Expected dividends	—
Expected term (years)	6.10 – 6.50
Risk-free interest rate	1.06% – 1.83%
The Company recognizes share-based compensation costs as expense on a straight-line basis over the option vesting period, which generally is 5 years.
7. Income Taxes
Our effective income tax rate changed to 41.1% for the nine months ended September 30, 2013 from 40.8% for the nine months ended September 30, 2012. The increase in the effective rate is primarily due to the lack of deductibility of offering expenses of $1.1 million and financial advisory fees of $1.8 million associated with the secondary offerings described in Note 5.
We file income tax returns with the U.S. federal government and various state jurisdictions. We are no longer subject to U.S. federal income tax examinations for years before 2011. We operate in a number of state and local jurisdictions, most of which have never audited our records. Accordingly, we are subject to state and local income tax examinations based upon the various statutes of limitations in each jurisdiction. We are currently being examined by the Franchise Tax Board of California for tax years 2008, 2009 and 2010 and Florida Department of Revenue for tax years 2009, 2010 and 2011.
On September 13, 2013 the Internal Revenue Service issued final regulations governing when taxpayers must capitalize and when they must deduct their expenses for acquiring, maintaining, repairing and replacing tangible personal property.  The new regulations will apply to the fiscal year starting January 1, 2014.  Performant has not completed its analysis of the new regulations but does not expect that the new regulations will have a material impact on the effective tax rate.
8. Earnings per Share
For the three and nine months ended September 30, 2013, and the three months ended September 30, 2012, basic income per share is calculated by dividing net income available to holders of Common Stock by the sum of the weighted average number of shares of Common Stock outstanding during the period. For the nine months ended September 30, 2012, basic income per share is calculated by dividing net income available to holders of Common Stock by the sum of the weighted average number of shares of Common Stock outstanding during the period plus the weighted average number of shares of Series A Convertible Preferred Stock outstanding during the period. The shares of Series A Convertible Preferred Stock are included in the basic denominator because they can be converted into shares of Common Stock for no cash consideration, and are thus considered outstanding shares of Common Stock in computing basic earnings per share. Diluted income per share is calculated by dividing net income available to common shareholders by the weighted average number of shares of Common Stock and dilutive common share equivalents outstanding during the period. Common share equivalents consist of stock options and restricted stock units. The Company excluded 2,623,314 options and 2,574,709 options from the calculation of diluted earnings per share for the three and nine months ended September 30, 2013, respectively, whose combined exercise price, unamortized fair value and excess tax benefits were greater during the period than the average price for the Company’s common stock because their effect would be anti-dilutive.
The following table reconciles the basic to diluted weighted average shares outstanding using the treasury stock method (shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Weighted average shares outstanding – basic	48,050	44,337	47,247	43,519
Dilutive effect of stock options	1,506	3,474	2,068	3,645
Weighted average shares outstanding – diluted	49,556	47,811	49,315	47,164
9. Related Party Transactions
Our notes payable are held by a number of lenders, one of whom, the lending syndicate agent, also holds shares of our common stock. As a result, these entities are considered related parties. Interest expense under these arrangements totaled $2.5 million and $3.1 million for the three months ended September 30, 2013 and 2012, respectively, and $7.7 million and $9.2 million for the nine months ended September 30, 2013 and 2012, respectively.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)		(in thousands)
Student Lending	$43,416	$32,995	$121,672	$98,232
Healthcare	28,331	13,517	56,613	39,093
Other	5,061	6,888	17,041	16,774
Total Revenues	$76,808	$53,400	$195,326	$154,099

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
For certain guaranty agency, or GA, clients, we have entered into Master Service Agreements, or MSAs. Under these agreements, clients provide their entire inventory of outsourced loans or receivables to us for recovery on an exclusive basis, rather than just a portion, as with traditional contracts that are split among various service providers. In certain circumstances, we engage subcontractors to assist in the recovery of a portion of the client’s portfolio. We also receive success fees for the recovery of loans under MSAs and our revenues under MSA arrangements include fees earned by the activities of our subcontractors. As of September 30, 2013, we had three MSA clients in the student loan market.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)		(dollars in thousands)
Student Lending:
Placement Volume	$2,138,751	$1,306,813	$5,142,296	$3,600,495
Placement Revenue as a percentage of Placement Volume	2.03%	2.52%	2.37%	2.73%
Healthcare:
Net Claim Recovery Volume	$251,290	$119,109	$501,526	$343,794
Claim Recovery Fee Rate	11.27%	11.35%	11.29%	11.37%
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
Typically we are able to anticipate with reasonable accuracy the timing and volume of placements of defaulted student loans and other receivables based on historical patterns and regular communication with our clients. Occasionally, however, placements are delayed due to factors outside of our control. For example, a technology system upgrade at the Department of Education significantly decreased the volume of student loan placements by the Department of Education to all recovery vendors, including us. While we and the other recovery vendors received substantially larger placement volume in the fourth quarter of 2012, the majority of the revenues from these placements were not recognized until the three months ended September 30, 2013, because we do not begin to earn rehabilitation revenues from a given placement until at least nine months after receipt of a placement in most situations. In addition, for approximately twelve months beginning in September 2011, because of this technology system upgrade, the Department of Education was not able to process a portion of rehabilitated student loans and accordingly we were not able to recognize certain revenues associated with rehabilitation of loans for this client. However, the Department of Education continued to pay us based on invoices submitted and we recorded these cash receipts as deferred revenues on our balance sheet. The amount of placement volume that we receive is also dependent on the client relationships that we maintain. We analyze the profitability of each of our student lending clients, and sometimes determine that our resources servicing a specific client should be allocated elsewhere.
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
Further, our claim recovery volume related to Periodic Interim Payment, or PIP, providers in our region has been limited and we estimate that PIP providers in our region account for approximately 20% of Medicare claims. PIP providers are reimbursed for Medicare claims through different processes than other healthcare providers, and technology adjustments were necessary to permit automated processing of claims involving PIP providers. Prior to April 2012, we were not permitted to audit Medicare claims for these PIP providers and the improper payments to PIP providers that we identified beginning in April 2012 were not processed by CMS until January 2013, when a small portion of such payments began to be processed manually. In June 2013, CMS implemented the system adjustment necessary for automated processing of claims, which allowed us to recognize approximately $10 million in revenues for the three months ended September 30, 2013.
Our audit activities under the RAC contract are currently set to expire in February 2014, and we believe CMS will award the new RAC contracts prior to the termination of the current RAC contracts. In planning for the award of our RAC contracts, CMS has been developing transition procedures that will affect our operations during the transition period. In this regard, CMS will permit us to continue to submit medical records requests until November 15, 2013 and we are permitted to submit claims until January 30, 2014, after suspending this activity during July 2013. In addition, CMS has placed restrictions on the types of claims and the amount of certain medical records requests that we may make during the transition period, and CMS has maintained a long-running prohibition on requesting medical records from PIP providers other than for a three week period that began in late October 2013. We expect that these transition rules will have an adverse effect on our revenues during the first two quarters of 2014. CMS’s transition procedures remain subject to further change, the effect of which cannot be predicted.
In addition, on September 26, 2013, CMS announced that, during the period October 1 through December 31, 2013, we and the other RAC contractors will not be able to review and audit (i) whether inpatient care delivered to patients with hospital stays lasting less than “two midnights” was medically necessary and therefore deserving of the higher reimbursement levels under Medicare Part A or (ii) whether inpatient treatment was medically necessary for admissions spanning more than two midnights. On November 5, 2013, CMS extended these restrictions until March 31, 2014. During this time, CMS has initiated a provider education and compliance review program.
Fees associated with recoveries initiated by us based upon improper claims for inpatient reimbursement of these short stays have represented a substantial portion of the revenues we have earned under our recovery and audit contract. We do not expect that the suspension of our ability to review these claims will impact our financial results in 2013 due to the timing of this action. However, the suspension of this type of review activity could have a material adverse effect on our 2014 healthcare revenues and operating results, depending on a variety of factors including, among other things, CMS’s evaluation of provider compliance with the new rules, the rules ultimately adopted by CMS with respect to medical necessity reviews of Medicare reimbursement claims associated with short stay inpatient admissions and, more generally, the scope of improper claims that CMS allows us to pursue and our ability to successfully identify improper claims within the permitted scope.
Healthcare providers have also taken various actions aimed at limiting Medicare audit and recovery activities. For example, in November 2012 the American Hospital Association and four hospitals filed a lawsuit against Kathleen Sebelius, the Secretary of the Department of Health and Human Services. The lawsuit claims, among other things, that CMS is acting improperly in completely denying payment for claims initially made under Medicare Part A (inpatient) that should have been made under Medicare Part B (outpatient), rather than remitting the difference between the Part A and Part B payments. A bill has also been introduced in the U.S. Congress that would also permit healthcare providers to resubmit such claims for payment for Part B services. CMS has recently implemented rules that permit healthcare providers to resubmit certain of these claims for payment for Part B services and we do not expect that recovery auditors will be compensated on a complete denial for Part A claims under the new RAC contract. This type of improper claim has accounted for a substantial portion of the claims that we have identified under our RAC contract. The rules announced by CMS in connection with the RAC contract transition, discussed above, place limits on our ability to audit certain of the short-stay inpatient hospital claims.
Contingency Fees
Our revenues consist primarily of contract-based contingency fees. The contingency fee percentages that we earn are set by our clients or agreed upon during the bid process, and may change from time to time either under the terms of existing contracts or pursuant to the terms of contract renewals. For example, our contractual arrangement with the Department of Education has recently changed as a result of the Department of Education’s decision to have its recovery vendors promote IBR to defaulted student loans. The IBR program provides flexibility on the required monthly payment for student loan borrowers at an amount intended to be affordable based on a borrower’s income and family size. As a result of the increased application of the IBR program to defaulted student loans, we expect that there will be an increase in the number of loans that become eligible for rehabilitation because more defaulted student loan borrowers will be able to make qualifying payments. In connection with the implementation of the IBR program, the Department of Education has reduced the contingency fee rate that we receive for rehabilitating student loans by approximately 13% effective as of March 1, 2013. We expect that revenues derived from the increased volume of rehabilitated students loans will offset the decrease in contingency fee rates that we receive from the Department of Education.

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
Our contract with CMS for the recovery of improper Medicare payments began generating significant revenues during 2011 and represented 26% of our total revenues in the year ended December 31, 2012. Our audit work under the RAC contract is currently set to expire in February 2014, and we believe CMS will award the new RAC contracts prior to the termination of the current RAC contracts. While we believe our performance under the existing agreement and the experience we have gained in performing this contract position us well to renew the agreement, failure to renew the agreement or renewal on substantially less favorable terms could significantly harm our revenues and results of operations.
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
Revenue Recognition
The majority of our contracts are contingency fee based. We recognize revenues on these contingency fee based contracts when third-party payors remit payments to our clients or remit payments to us on behalf of our clients, and, consequently, the contingency is deemed to have been satisfied. Under our RAC contract with CMS, we recognize revenues when the healthcare provider has paid CMS for a given claim or incurs an offset against future Medicare claims. Providers have the right to appeal a claim and may pursue additional appeals if the initial appeal is found in favor of CMS. We accrue an estimated liability for appeals based on the amount of commissions received which are subject to appeal and which we estimate are probable of being returned to providers following successful appeal. This estimated liability for appeals is an offset to revenues on our income statement. Our estimates are based on our historical experience with appeals activity under our CMS contract since January 2010. During the three and nine months ended September 30, 2013, we reserved an amount equal to 16% of gross revenues from our CMS contract. The $12.7 million balance as of September 30, 2013, represents our best estimate of the probable amount of losses related to appeals of claims for which commissions were previously collected and recognized as revenues. We estimate that it is reasonably possible that we could be required to pay an additional amount up to approximately $3.8 million as a result of potentially successful appeals. To the extent that required payments by us related to successful appeals exceed the amount accrued, revenues in the applicable period would be reduced by the amount of the excess. We similarly accrue an allowance against accounts receivable related to commissions yet to be collected, which was $2.0 million as of September 30, 2013, based on the same estimates used to establish the estimated liability for appeals of commissions received. Our inability to correctly estimate the estimated liabilities and allowance against accounts receivable could adversely affect our revenues in future periods.
Goodwill
We periodically review the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether an impairment may exist. GAAP requires that goodwill and certain intangible assets not subject to amortization be assessed annually for impairment using fair value measurement techniques.
Specifically, goodwill impairment is determined using a two-step test. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its book value, including goodwill. If the fair value of the reporting unit exceeds its book value, goodwill is considered not impaired and the second step of the impairment test is unnecessary. If the book value of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the book value of that goodwill. If the book value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. There was no impairment expense for goodwill for the three and nine months ended September 30, 2013 and 2012.
Impairments of Depreciable Intangible Assets
We evaluate depreciable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Depreciable intangible assets consist of client contracts and related relationships, and are being amortized over their estimated useful life, which is generally 20 years. We evaluate the client contracts intangible at the individual contract level. The recoverability of such assets is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There was no impairment expense for depreciable intangible assets for the three and nine months ended September 30, 2013 and 2012.
Results of Operations
Three Months Ended September 30, 2013 compared to the Three Months Ended September 30, 2012
The following table represents our historical operating results for the periods presented:

	Three Months Ended September 30,
	2013	2012	$ Change	% Change
	(in thousands)
Consolidated Statement of Operations Data:
Revenues	$76,808	$53,400	$23,408	44%
Operating expenses:
Salaries and benefits	25,060	21,003	4,057	19%
Other operating expenses	23,563	18,240	5,323	29%
Total operating expenses	48,623	39,243	9,380	24%
Income from operations	28,185	14,157	14,028	99%
Interest expense	(2,863)	(3,175)	312	(10)%
Interest income	—	2	(2)	(100)%
Income before provision for income taxes	25,322	10,984	14,338	131%
Provision for income taxes	9,868	4,601	5,267	114%
Net income	$15,454	$6,383	$9,071	142%

Net income available to common shareholders	$15,454	$6,383	$9,071	142%
Revenues
Revenues were $76.8 million for the three months ended September 30, 2013, an increase of approximately 44%, compared to total revenues of $53.4 million for the three months ended September 30, 2012.
Student lending revenues were $43.4 million for the three months ended September 30, 2013, representing an increase of $10.4 million, or 32%, compared to the three months ended September 30, 2012. This increase was primarily a result of an increase of placements of defaulted student loans during late 2012, which led to an increase in rehabilitation revenues for the three months ended September 30, 2013, and continued execution on a contract involving a specialized portfolio of student loans with a leading guaranty agency client. In addition we recognized revenue of approximately $2 million related to the Department of Education's technology upgrade the majority of which was previously characterized as deferred revenue.
Healthcare revenues were $28.3 million for the three months ended September 30, 2013, representing an increase of $14.8 million, or 110%, compared to the three months ended September 30, 2012. This increase resulted from higher net claim recovery volume under our RAC contract and approximately $10 million of revenues resulting from an ability to submit claims involving PIP providers, which had previously been delayed due to an inability to automatically process PIP claims.

Salaries and Benefits
Salaries and benefits expense was $25.1 million for the three months ended September 30, 2013, an increase of $4.1 million, or 19%, compared to salaries and benefits expense of $21.0 million for the three months ended September 30, 2012. This increase in salaries and benefits expense was due primarily to increases in overall headcount and related expenses associated with the overall growth of our operations.
Other Operating Expenses
Other operating expenses were $23.6 million for the three months ended September 30, 2013, an increase of $5.3 million, or 29%, compared to other operating expenses of $18.2 million for the three months ended September 30, 2012. This increase in other operating expenses was due primarily to higher spending on professional services in connection with the continued growth of our healthcare and student loan activities, and increased variable costs associated with the overall growth of the Company’s revenues.
Income from Operations
Income from operations was $28.2 million for the three months ended September 30, 2013, compared to $14.2 million for the three months ended September 30, 2012, representing an increase of $14.0 million, or 99%. This increase is primarily the result of revenue that was recognized in the three months ended September 30, 2013 attributed to claims involving PIP providers, which had previously been delayed.
Interest Expense
Interest expense was $2.9 million for the three months ended September 30, 2013, compared to $3.2 million for the three months ended September 30, 2012. Interest expense decreased $0.3 million due to repayments of principal under our credit agreement, resulting in a lower outstanding balance.
Income Taxes
Income tax expense was $9.9 million for the three months ended September 30, 2013, compared to $4.6 million for the three months ended September 30, 2012. Our effective income tax decreased to 39% for the three months ended September 30, 2013, from 42% for the three months ended September 30, 2012. The decrease in our effective tax rate is primarily due to the IPO expenses, which are not deductible for tax purposes. Absent these expenses, our effective tax rate in the 2012 period would have been approximately 40%.
Net Income
As a result of the factors described above, net income was $15.5 million for the three months ended September 30, 2013, which represented an increase of $9.1 million, or 142% compared to net income of $6.4 million for the three months ended September 30, 2012.

Nine Months Ended September 30, 2013 compared to the Nine Months Ended September 30, 2012
The following table represents our historical operating results for the periods presented:

	Nine Months Ended September 30,
	2013	2012	$ Change	% Change
	(in thousands)
Consolidated Statement of Operations Data:
Revenues	$195,326	$154,099	$41,227	27%
Operating expenses:
Salaries and benefits	72,942	59,426	13,516	23%
Other operating expenses	65,314	53,053	12,261	23%
Total operating expenses	138,256	112,479	25,777	23%
Income from operations	57,070	41,620	15,450	37%
Debt extinguishment costs	—	(3,679)	3,679	(100)%
Interest expense	(8,752)	(9,329)	577	(6)%
Interest income	—	64	(64)	(100)%
Income before provision for income taxes	48,318	28,676	19,642	68%
Provision for income taxes	19,848	11,698	8,150	70%
Net income	$28,470	$16,978	$11,492	68%
Accrual for preferred stock dividends	—	2,038	(2,038)	(100)%
Net income available to common shareholders	$28,470	$14,940	$13,530	91%
Revenues
Revenues were $195.3 million for the nine months ended September 30, 2013, an increase of $41.2 million, or 27%, compared to revenues of $154.1 million for the nine months ended September 30, 2012. This growth resulted from an increase in student lending revenues of $23.4 million, or 24%, during the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012. This increase was primarily the result of an increase of placements of defaulted student loans during the second half of 2012, which led to an increase in rehabilitation revenues during the period and continued execution on a contract involving a specialized portfolio of student loans with a leading guaranty agency client. In addition we recognized revenue of $2 million related to the Department of Education's technology upgrade most of which was previously characterized as deferred revenue.
Healthcare revenues were $56.6 million for the nine months ended September 30, 2013, representing an increase of $17.5 million, or 45%, compared to the nine months ended September 30, 2012. This increase resulted from higher net claim recovery volume under our RAC contract.
Salaries and Benefits
Salaries and benefits expense was $72.9 million for the nine months ended September 30, 2013, an increase of $13.5 million, or 23%, compared to salaries and benefits expense of $59.4 million for the nine months ended September 30, 2012. The increase in salaries and benefits expense was due primarily to increases in overall headcount and related expenses associated with the overall growth of our operations.
Other Operating Expenses
Other operating expenses were $65.3 million for the nine months ended September 30, 2013, an increase of $12.3 million, or 23%, compared to other operating expenses of $53.1 million for the nine months ended September 30, 2012. This increase was primarily due to expenses incurred in connection with our secondary stock offerings completed in February 2013 and April 2013, higher spending on professional services in connection with the continued growth in our healthcare and student loan recovery activities, as well as increased professional fees related to operating as a public company.
Income from Operations
As a result of the factors described above, income from operations was $57.1 million for the nine months ended September 30, 2013, compared to $41.6 million for the nine months ended September 30, 2012, representing an increase of $15.5 million, or 37%.
Debt Extinguishment Costs
We did not incur any debt extinguishment costs for the nine months ended September 30, 2013. In March 2012, we incurred debt extinguishment costs of $3.7 million in connection with a new credit facility.

Interest Expense
Interest expense was $8.8 million for the nine months ended September 30, 2013, compared to $9.3 million for the nine months ended September 30, 2012, representing a decrease of $0.6 million, or 6%, due to repayments of principal, resulting in a lower outstanding balance.
Income Taxes
Income tax expense was $19.8 million for the nine months ended September 30, 2013, compared to $11.7 million for the nine months ended September 30, 2012. Our effective income tax was 41% for the nine months ended September 30, 2013 and 2012.
Net Income
As a result of the factors described above, net income was $28.5 million for the nine months ended September 30, 2013, which represented an increase of $11.5 million, or 68% compared to net income of $17.0 million for the nine months ended September 30, 2012.

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

Because of these limitations, you should consider adjusted EBITDA and adjusted net income alongside other financial performance measures, including net income and our other GAAP results. The following tables present a reconciliation of adjusted EBITDA and adjusted net income for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Adjusted EBITDA:
Net income	$15,454	$6,383	$28,470	$16,978
Provision for income taxes	9,868	4,601	19,848	11,698
Interest expense	2,863	3,175	8,752	9,329
Interest income	—	(2)	—	(64)
Debt extinguishment costs (1)	—	—	—	3,679
Secondary offering expense (2)	—	—	2,893	—
Depreciation and amortization	2,702	2,445	7,840	7,002
Non-core operating expenses (3)	—	—	—	47
Advisory fee (4)	—	932	—	2,641
Stock based compensation	774	734	2,196	883
Adjusted EBITDA	$31,661	$18,268	$69,999	$52,193

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Adjusted Net Income:
Net income	$15,454	$6,383	$28,470	$16,978
Debt extinguishment costs (1)	—	—	—	3,679
Secondary offering expense (2)	—	—	2,893	—
Non-core operating expenses (3)	—	—	—	47
Advisory fee (4)	—	931	—	2,640
Stock based compensation	774	734	2,196	883
Amortization of intangibles (5)	933	932	2,799	2,741
Deferred financing amortization costs (6)	281	344	848	865
Tax adjustments (7)	(795)	(1,177)	(3,494)	(4,341)
Adjusted Net Income	$16,647	$8,147	$33,712	$23,492

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

(4)
Represents expenses incurred under an advisory services agreement with Parthenon Capital Partners, which was terminated in April 2012 and the August 2012 expense of $0.9 million associated with a payment to a financial advisor as part of the Company's initial public offering.

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

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, our credit agreement, and the proceeds received from our initial public offering on August 15, 2012. Cash and cash equivalents, which totaled $69.6 million as of September 30, 2013, consist primarily of cash on deposit with banks. We expect that operating cash flows will continue to be a primary source of liquidity for our operating needs. There are currently no borrowings outstanding under our revolving credit facility other than a $1.4 million letter of credit. Due to our operating cash flows, our existing cash and cash equivalents and availability under our revolving credit facility, we believe that we have the ability to meet our working capital and capital expenditure needs for the foreseeable future.
The increase in the balance of our cash and cash equivalents compared with the end of the fourth quarter of 2012 was primarily due to increased cash generated from operations of $42.6 million, $8.6 million income tax benefit from the exercise of employee stock options, and $1.7 million in proceeds from the exercise of stock options, partially offset by principal repayments of $11.8 million on our long-term debt and $8.7 of capital expenditures.
Cash flows from operating activities
The increase in net cash provided by operating activities for the nine months ended September 30, 2013 was primarily due to net income of $28.5 million and an increase in income taxes payable of $5.8 million, partially offset by various working capital fluctuations such as an increase in accounts receivable of $7.5 million.
Cash flows from investing activities
Cash used in investing activities for the nine months ended September 30, 2013 was primarily due to higher capital expenditures of $8.7 million related to information technology, data storage, hardware, telecommunication systems and security enhancements to our proprietary software.
Cash flows from financing activities
Cash used in financing activities for the nine months ended September 30, 2013 was primarily attributable to repayments of principal of $11.8 million on long-term debt, offset by an income tax benefit of $8.6 million from the exercise of employee stock options and proceeds from the exercise of stock options of $1.7 million.
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
The credit agreement also requires us to meet certain financial covenants, including maintaining a fixed charge coverage ratio and a total debt to EBITDA ratio as such terms are defined in our credit agreement. These financial covenants are tested at the end of each quarter beginning on March 31, 2013. The table below further describes these financial covenants, as well as our current status under these covenants as of September 30, 2013.

Financial Covenant	Covenant Requirement	Actual Ratio at September 30, 2013
Fixed charge coverage ratio (minimum)	1.20 to 1.0	2.67
Total debt to EBITDA ratio (maximum)	3.25 to 1.0	1.60
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We do not hold or issue financial instruments for trading purposes. We conduct all of our business in U.S. currency and therefore do not have any material direct foreign currency risk. We do have exposure to changes in interest rates with respect to the borrowings under our senior secured credit facility, which bear interest at a variable rate based on the prime rate or LIBOR. For example, if the interest rate on our borrowings increased 100 basis points (1%) from the credit facility floor of 1.5%, our annual interest expense would increase by approximately $1.4 million. In July 2012, we entered into an interest rate cap agreement per the terms of our senior secured credit agreement. The interest rate cap agreement is effective beginning in October 2012, and matures in October 2014, with a total notional amount of $75 million and a cap on LIBOR at 2.0%. If the LIBOR rate were to increase by 100 basis points (1.0%) above the credit facility floor of 1.5% for a year, we would receive a payment from the interest rate cap of approximately $0.4 million.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended September 30, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We operate in very competitive markets. In providing our services to the student loan and other receivables markets, we face competition from many other companies. Initially, we compete with these companies to be one of typically several firms engaged to provide recovery services to a particular client and, if we are successful in being engaged, we then face continuing competition from the client’s other retained firms based on the client’s benchmarking of the recovery rates of its several vendors. One of our largest clients, the Department of Education, initiated a contract re-compete process during the first half of 2013, and we believe that the contract award will be announced in January 2014. In addition, those recovery vendors who produce the highest recovery rates from a client often will be allocated additional placements and in some cases additional success fees. Accordingly, maintaining high levels of recovery performance, and doing so in a cost-effective manner, are important factors in our ability to maintain and grow our revenues and net income and the failure to achieve these objectives could harm our business, financial condition and results of operations.

Similarly, we faced a highly competitive bidding process to become one of the four prime RAC contractors that provide recovery services for improper Medicare payments and we are currently participating in a competitive bidding process for this contract. Our audit work under the RAC contract is currently set to expire in February 2014, and we believe CMS will award the new RAC contracts prior to the termination of the current RAC contracts. . While we believe our performance under the existing agreement and the experience we have gained in performing this contract position us well to renew the agreement, failure to renew the agreement or renewal on substantially less favorable terms could significantly harm our revenues and results of operations. The failure to retain this contract or a significant adverse change in the terms of this contract, which generated approximately 26% of our revenues in the year ended December 31, 2012, would seriously harm our revenues and operating results.
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
The majority of our historical revenues from the student loan market have come from our relationships with the GAs. As a result of SAFRA, the Department of Education will ultimately become the sole source of revenues in this market, although the GAs will continue to service their existing student loan portfolios for many years to come. As a result, over time, defaults on student loans originated by the Department of Education will predominate and our ability to maintain the revenues we had previously received from a number of GA clients will depend on our relationship with a single client, the Department of Education. While we have 22 years of experience in performing student loan recovery services for the Department of Education, we are one of 17 unrestricted recovery service providers on the current Department of Education contract. In the year ended December 31, 2012, student loan recovery work for the Department of Education generated revenues of $29.0 million, or approximately 14% of our total revenues. Our initial request for proposals for the new recovery services contract with the Department of Education was due at the end of August 2013, and we believe that the contract award will be announced in January 2014. If our relationship with the Department of Education terminates or deteriorates or if the Department of Education, ultimately as the sole holder of defaulted student loans, requires its contractors to agree to less favorable terms, our revenues would significantly decrease, and our business, financial condition and results of operations would be harmed.

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
In addition, on September 26, 2013, CMS announced that, during the period October 1 through December 31, 2013, we and the other RAC contractors will not be able to review and audit (i) whether inpatient care delivered to patients with hospital stays lasting less than “two midnights” was medically necessary and therefore deserving of the higher reimbursement levels under Medicare Part A or (ii) whether inpatient treatment was medically necessary for admissions spanning more than two midnights. On November 5, 2013, CMS extended these restrictions until March 31, 2014. During this time, CMS has initiated a provider education and compliance review program.
Fees associated with recoveries initiated by us based upon improper claims for inpatient reimbursement of these short stays have represented a substantial portion of the revenues we have earned under our recovery and audit contract. We do not expect that the suspension of our ability to review these claims will impact our financial results in 2013 due to the timing of this action. However, the suspension of this type of review activity could have a material adverse effect on our 2014 healthcare revenues and operating results, depending on a variety of factors including, among other things, CMS’s evaluation of provider compliance with the new rules, the rules ultimately adopted by CMS with respect to medical necessity reviews of Medicare reimbursement claims associated with short stay inpatient admissions and, more generally, the scope of improper claims that CMS allows us to pursue and our ability to successfully identify improper claims within the permitted scope.
Healthcare providers have taken various actions aimed at limiting Medicare audit and recovery activities. For example, in November 2012 the American Hospital Association and four hospitals filed a lawsuit against Kathleen Sebelius, the Secretary of the Department of Health and Human Services. The lawsuit claims, among other things, that CMS is acting improperly in completely denying payment for claims initially made under Medicare Part A (inpatient) that should have been made under Medicare Part B (outpatient), rather than remitting the difference between the Part A and Part B payments. A bill has been introduced in the U.S. Congress that would permit healthcare providers to resubmit such claims for payment for Part B services and CMS has recently implemented rules that permit healthcare providers to resubmit certain of these claims for payment for Part B services. This type of improper claim has accounted for a substantial portion of the claims that we have identified under our RAC contract. The rules announced by CMS in connection with the RAC contract transition, discussed above, place limits on our ability to audit certain of the short-stay inpatient hospital claims.
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

For example, a technology system upgrade at the Department of Education significantly decreased the volume of student loan placements by the Department of Education to all recovery vendors, including us. While we and the other recovery vendors received substantially larger placement volume in the fourth quarter of 2012, the majority of the revenues from these placements were delayed until the three months ended September 30, 2013, because we do not begin to earn rehabilitation revenues from a given placement until at least nine months after receipt of a placement. While we believe that this technology system upgrade is substantially complete we believe that there remains a backlog of defaulted student loans that have not been placed with recovery vendors. In addition, for approximately twelve months beginning in September 2011, because of this technology system upgrade, the Department of Education was not able to process a portion of rehabilitated student loans and accordingly we were not able to recognize certain revenues associated with rehabilitation of loans for this client. However, the Department of Education continued to pay us based on invoices submitted and we recorded these cash receipts as deferred revenues on our balance sheet.

Further, our claim recovery volume related to PIP providers in our region has been limited and we estimate that PIP providers in our region account for approximately 20% of Medicare claims. PIP providers are reimbursed for Medicare claims through different processes than other healthcare providers, and technology adjustments were necessary to permit automated processing of claims involving PIP providers. Prior to April 2012, we were not permitted to audit Medicare claims for these PIP providers and the improper payments to PIP providers that we identified beginning in April 2012 were not processed by CMS until January 2013, when a small portion of such payments began to be processed manually. In June 2013, CMS implemented the system adjustment necessary for automated processing of claims, which allowed us to recognize approximately $10 million in revenues for the three months ended September 30, 2013.
Our audit activities under the RAC contract are currently set to expire in February 2014. In planning for the award of our RAC contracts, CMS has been developing transition procedures that will affect our operations during the transition period. In this regard, CMS will permit us to continue to submit medical records requests until November 15, 2013, after suspending this activity during July 2013. In addition, CMS has placed restrictions on the types of claims and the amount of certain medical records requests that we may make during the transition period, and CMS has maintained a long-running prohibition on requesting medical records from PIP providers other than for a three week period that began in late October 2013. We expect that these transition rules will have an adverse effect on our revenues during the first two quarters of 2014. CMS’s transition procedures remain subject to further change, the effect of which cannot be predicted.
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
As of September 30, 2013, our total debt was $136 million. For the nine months ended September 30, 2013, our consolidated interest expense was $8.8 million. Our ability to make scheduled payments or to refinance our debt obligations and to fund our other liquidity needs depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot make assurances that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness and to fund our other liquidity needs. If our cash flows and capital resources are insufficient to fund our debt service obligations and allow us to maintain compliance with the covenants under our credit agreement or to fund our other liquidity needs, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot ensure that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements, including our credit agreement. If we cannot make scheduled payments on our debt, we will be in default and, as a result, our debt holders could declare all outstanding principal and interest to be due and payable, the lenders under our credit agreement could terminate their commitments to lend us money and foreclose against the assets securing our borrowings and we could be forced into bankruptcy or liquidation.
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
Sales of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. As of November 6, 2013, approximately 36.7% of our common stock is held by Parthenon Capital Partners. The shares sold in our initial public offering and our secondary offerings in January and April, 2013 are eligible for immediate resale in the public market without restriction by persons other than our affiliates. In addition, certain holders of shares of common stock have the right, subject to certain exceptions and conditions, to require us to register their shares of common stock under the Securities Act of 1933, as amended, and they also have the right to participate in future registrations of securities by us. Registration of any of these outstanding shares of common stock would result in such shares becoming freely tradable without compliance with Rule 144 upon effectiveness of the applicable registration statement.
Our significant stockholder has the ability to influence significant corporate activities and our significant stockholder’s interests may not coincide with yours.
Parthenon Capital Partners beneficially owns approximately 36.7% of our common stock as of November 6, 2013. As a result of its ownership, Parthenon Capital Partners has the ability to influence the outcome of matters submitted to a vote of stockholders and, through our board of directors, the ability to influence decision-making with respect to our business direction and policies. Parthenon Capital Partners may have interests different from our other stockholders’ interests, and may vote in a manner adverse to those interests. Matters over which Parthenon Capital Partners can, directly or indirectly, exercise influence include:

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
Date: November 8, 2013
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