Form 10-K
period 2013-12-31
Performant Financial Corp
filed 2014-03-14
CIK 1550695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	(Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 28, 2013 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was $328,500,099. Shares of common stock beneficially held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 11, 2014, 48,433,887 shares of the registrant’s common stock were outstanding.

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

PART I
Cautionary Statement Regarding Forward-Looking Information
This Annual Report on Form 10-K contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives, and financial needs. Forward-looking statements include, but are not limited to, statements about:

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
These statements reflect current views with respect to future events and are based on assumptions and subject to risks and uncertainties. There are a variety of factors could cause actual results to differ materially from the anticipated results or expectations expressed in our forward-looking statements. These risks and uncertainties include, but are not limited to, those risks discussed in Item 1A of this report. Given these uncertainties, you should not place undue reliance on these forward-looking statements.
Forward-looking statements contained in this report present management’s views only as of the date of this report. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosures we make on related subjects in our quarterly reports on Form 10-Q and current reports on Form 8-K filed with the Securities and Exchange Commission.

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
We believe we have a leading position in our markets based on our proprietary technology-enabled services platform, long-standing client relationships and the large volume of funds we have recovered for our clients. In 2013, we provided recovery services on approximately $11.0 billion of combined student loans and other delinquent federal and state receivables and recovered approximately $598 million in improper Medicare payments. Our clients include 11 of the 30 public sector participants in the student loan industry and these relationships average more than 10 years in length, including a 23-year relationship with the Department of Education. As of September 30, 2013, approximately $91 billion of government-supported student loans were in default. In the healthcare market, we are currently one of four prime Medicare Recovery Audit Contractors, or RACs, in the United States for the Centers for Medicare and Medicaid Services, or CMS. According to the

Government Accountability Office, Medicare paid $573 billion of claims in 2012, of which approximately $44 billion were estimated to be improper payments.
We utilize our technology platform to efficiently provide recovery and analytics services in the markets we serve. We have continuously developed and refined our technology platform for almost two decades by using our extensive domain and data processing expertise. Our technology platform allows us to disaggregate otherwise complex recovery processes into a series of simple, efficient and consistent component steps, which we refer to as workflows, for our recovery and healthcare claims review specialists. This approach enables us to continuously refine our recovery processes to achieve higher rates of recovery with greater efficiency. By optimizing what traditionally have been manually-intensive processes, we believe we achieve higher workforce productivity versus more traditional labor-intensive outsourcing business models. For example, we generated in excess of $170,000 of revenues per employee during 2013, based on the average number of employees during the year.
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
For the year ended December 31, 2013, we generated approximately $255.3 million in revenues, $36.3 million in net income, $89.4 million in adjusted EBITDA and $42.8 million in adjusted net income. See “Managements Discussion and Analysis of Financial Condition and Results of Operations - Adjusted EBITDA and Adjusted Net Income” in Item 7 below for a definition of adjusted EBITDA and adjusted net income and reconciliations of adjusted EBITDA and adjusted net income to net income determined in accordance with generally accepted accounting principles.
We commenced our operations in 1976 under the corporate name Diversified Collection Services, Inc., or DCS. We were incorporated in Delaware on October 8, 2003 under the name DCS Holdings, Inc. and subsequently changed our name to Performant Financial Corporation in 2005. Our website address is www.performantcorp.com.
Our Markets
We operate in markets characterized by strong growth, a complex regulatory environment and a significant amount of delinquent, defaulted or improperly paid assets.
Student Lending
Government-supported student loans are authorized under Title IV of the Higher Education Act of 1965. Historically, there have been two distribution channels for student loans: (i) the Federal Direct Student Loan Program, or FDSLP, which represents loans made and managed directly by the Department of Education; and (ii) the Federal Family Education Loan Program, or FFELP, which represents loans made by private institutions and currently backed by any of the 31 Guaranty Agencies, or "GAs".
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

The Department of Education estimates that the balance of defaulted loans was approximately $55.9 billion in the FDSLP and approximately $34.5 billion in the FFELP as of September 30, 2013. These programs collectively guaranteed approximately $896 billion of federal government-supported student loans according to the Congressional Budget Office as of September 30, 2012. Given the operational and logistical complexity involved in managing the recovery of defaulted student loans, the Department of Education and the GAs generally choose to outsource these services to third parties.
Healthcare
The healthcare industry represents a significant portion of the U.S. GDP. According to CMS, U.S. healthcare spending reached $2.8 trillion in 2012 and is forecast to grow at a 6% annual rate through 2022. In particular, CMS indicates that federal government-related healthcare spending for 2012 totaled approximately $1.2 trillion. This federal government-related spending included approximately $573 billion for Medicare, which provides a range of healthcare coverage primarily to elderly and disabled Americans, and $421 billion for Medicaid, which provides federal matching funds for states to finance healthcare for individuals at or below the public assistance level.
Medicare was initially established as part of the Social Security Act of 1965 and consists of four parts: Part A covers hospital and other inpatient stays; Part B covers hospital outpatient, physician and other services; Part C is known as Medicare Advantage, under which beneficiaries receive benefits through private health plans; and Part D is the Medicare outpatient prescription drug benefit.
Of the $573 billion of 2012 Medicare spending, the Department of Health and Human Services estimated that approximately $44 billion, or approximately 8%, was improper, and that Medicare is the federal program with the largest amount of improper payments. Medicare improper payments generally involve incorrect coding, procedures performed which were not medically necessary, and incomplete documentation or claims submitted based on outdated fee schedules, among other issues. Likewise, Medicaid improper payments were estimated to be $19 billion, or 5%, of total Medicaid payments for 2012.
In accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, a demonstration program was conducted from March 2005 to March 2008 in six states to determine if the RAC program could be effectively used to identify improper payments for claims paid under Medicare Part A and Part B. Due to the success of this demonstration, under The Tax Relief and Health Care Act of 2006, the U.S. Congress authorized the expansion of the RAC program nationwide. CMS relies on third-party contractors to execute the RAC program to analyze millions of Medicare claims annually for improper payments to healthcare providers. The program was implemented by designating one prime contractor in each of the four major regions in the United States: West, Midwest, South, and Northeast.
In addition to government-related healthcare spending, significant growth in spending is expected in the private healthcare market. According to CMS’ National Health Expenditures Projections, the private healthcare market accounted for approximately $1.6 trillion in spending in 2012 and private expenditures are projected to grow more than 5% annually through 2022.
Other Markets
State Tax Market
As state governments struggle with revenue generation and face significant budget deficits, many states have focused on recovery of delinquent state taxes. According to the Center on Budget and Policy Priorities, an independent think tank, 31 U.S. states faced projected budget shortfalls totaling $55 billion in the year ended September 30, 2013. The economic recession beginning in 2008 led to lower income and sales taxes from both individuals and corporations, reducing overall tax revenues and leading to large budget deficits at the state government level. While many states have received federal aid, most have cut services and increased taxes to help close the budget shortfall and have evaluated outsourcing at least some aspect of delinquent tax recovery.
Federal Agency Market
The federal agency market consists of government debt subrogated to the Department of the Treasury by numerous different federal agencies, comprising a mix of commercial and individual obligations and a diverse range of receivables. These debts are managed by the Bureau of the Fiscal Service (formerly the Department of Financial Management Service), a bureau of the Department of the Treasury, or FS. Since 1997, the FS has recovered more than $62 billion in delinquent federal debt. For the year ended September 30, 2013, federal agency recoveries in this market totaled more than $7 billion, an increase of more than $800 million over 2012. A significant portion of these collections are processed by private collection firms on behalf of the FS.

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

•
Advanced, technology-enabled workflow processes. Our technology-enabled workflow processes, developed over many years of operational experience in recovery services, disaggregate otherwise complex recovery processes into a series of simple, efficient and consistent steps that are easily configurable and applicable to different types of recovery-related applications. We believe our workflow software is highly intuitive and helps our recovery and claims specialists manage each step of the recovery process, while automating a series of otherwise manually-intensive and document-intensive steps in the recovery process. We believe our streamlined workflow technology drives higher efficiencies in our operations, as illustrated by our ability to generate in excess of $170,000 of revenues per employee during 2013, based on the average number of employees during the year. We believe our streamlined workflow technology also improves recovery results relative to more labor-intensive outsourcing models.

•
Enhanced data and analytics capabilities. Our data and analytics capabilities allow us to achieve strong recovery rates for our clients. We have collected recovery-related data for over two decades, which we combine with large volumes of client and third-party data to effectively analyze our clients’ delinquent or defaulted assets and improper payments. We have also developed a number of analytics tools that we use to score our clients’ recovery inventory, determine the optimal recovery process and allocation of resources, and achieve higher levels of recovery results for our clients. In addition, we utilize analytics tools to continuously measure and test our recovery workflow processes to drive refinements and further enhance the quality and effectiveness of our capabilities. Finally, we possess enhanced data analytics capabilities, which we refer to as Performant Insight, which provides capabilities in several areas including the detection of fraud, waste and abuse in various markets and has assisted in our recovery activities for CMS. We intend to use our enhanced analytics capabilities to pursue additional opportunities in both the public and private healthcare markets.

•
Long-standing client relationships. We believe our long-standing focus on achieving superior recovery performance for our clients and the significant value our clients derive from this focus have helped us achieve long-tenured client relationships, strong contract retention and better access to new clients and future growth opportunities. We have business relationships with 11 of the 30 public sector participants in the student loan market and these relationships average more than 10 years in length, including an approximate 23-year relationship with the Department of Education. In the healthcare market, we have a seven-year relationship with CMS and are currently one of four prime Medicare RAC contractors.

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

•
Proven and experienced management team. Our management team has significant industry experience and has demonstrated strong execution capabilities. Our senior management team, led by Lisa Im, has been with us for an average of approximately 11 years. This team has successfully grown our revenue base and service offerings beyond the original student loan market into healthcare and delinquent state tax and private financial institutions receivables. Our management team’s industry experience, combined with deep and specialized understanding of complex and highly regulated industries, has enabled us to maintain long-standing client relationships and strong financial results.
Our Growth Strategy
Key elements of our growth strategy include the following:

•
Expand our student loan recovery volume. The balance of defaulted government-supported student loans was approximately $91 billion as of September 30, 2013. While we have long-standing relationships with some of the largest participants in the government-supported student loan market, we believe there are significant opportunities within this growing market to increase the volume of student loans placed with us by existing and new clients. For example, if we are able to enter into a new contract with the Department of Education, which is currently subject to a rebidding process, we believe there is an opportunity to grow our placement volume through strong performance. Further, as a result of our relationships with five of the seven largest GAs, we believe we are well-positioned to benefit as a result of any consolidation of smaller GAs over the coming years.

•
Expand our recovery services in the healthcare market. According to CMS, Medicare spending totaled approximately $573 billion in 2012 and is expected to increase to $1.1 trillion in 2022, representing a compound annual growth rate of 6%. In the private healthcare market, spending totaled $1.6 trillion in 2012 and is expected to grow more than 5% annually through 2022, according to CMS’ National Health Expenditures Projections. As these large markets continue to grow, we expect the need for recovery services to increase in the public and private healthcare markets. If we are able to continue to provide audit and recovery services for CMS under a new RAC contract, which is currently open to a competitive bidding process, we plan to expand our audit and recovery services in the public healthcare market. Further, we expect to continue to develop our audit, recovery and analytics services in the private healthcare market. In addition, through our enhanced analytics capabilities, we intend to pursue opportunities to find and eliminate losses prior to payment for healthcare services, including the detection of fraud, waste and abuse in the public and private healthcare markets.

•
Pursue strategic alliances and acquisitions. We intend to selectively consider opportunities to grow through strategic alliances or acquisitions that are complementary to our business. These opportunities may enhance our existing capabilities, enable us to enter new markets, expand our product offerings and allow us to diversify our revenues.

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

Furthermore, we believe our enhanced analytics capabilities will extend our potential markets, permitting us to pursue significant new business opportunities. For example, we have expanded the use of our data analytics capabilities in the healthcare sector to offer a variety of services from post and pre-payment audit of healthcare claims in both the public and private healthcare sector, to detection of fraud, waste and abuse of healthcare claims, to coordination of benefits and pharmacy fraud detection.
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

•  Provide audit and recovery services to identify improper healthcare payments for public and private healthcare providers

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
Healthcare
We provide recovery services related to improper payments in the healthcare market. In 2009 we were awarded the role as one of four prime RAC contractors in the United States, with exclusive responsibility for the Northeast region. Under our existing RAC contract, we identify and facilitate the recovery of improper Parts A and B Medicare payments. Our existing contract with CMS is currently subject to a competitive rebidding process. Our relationship with CMS began in 2005 with an initial demonstration contract to recover improper payments for Medicare Secondary Payor claims.
Under our RAC contract with CMS, we utilize our technology-enabled services platform to screen Medicare claims against several criteria, including coding procedures and medical necessity standards, to determine whether a claim should be further investigated for recoupment or adjustment by CMS. We conduct automated and, where appropriate, detailed medical necessity reviews. If we determine that the likelihood of finding a potential improper payment warrants further investigation, we request and review healthcare provider medical records related to the claim, utilizing experts in Medicare coding and registered nurses. We interact and communicate with healthcare providers and other administrative entities, and ultimately submit the claim to CMS for correction.
In the private healthcare market, we utilize our technology-enabled services platform to provide audit, recovery and analytical services for private healthcare providers.
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
Analytics Capabilities
For several years, we have leveraged our data analytics tools to help filter, identify and recover delinquent and defaulted assets and improper payments as part of our core recovery services platform. Through our enhanced data analytics capabilities, which we refer to as Performant Insight, we are able to review, aggregate, and synthesize very large volumes of structured and unstructured data, at high speeds, from the initial intake of disparate data sources, to the warehousing of the data, to the analysis and reporting of the data. We believe we have built a differentiated, next-generation “end-to-end” data processing solution that will maximize value for current and future customers.
Performant Insight provides numerous benefits for our recovery services platform. Performant Insight has not only enhanced our existing recovery services under our RAC contract by analyzing significantly higher volumes of healthcare claims at faster rates and reducing our cycle time to review and assess healthcare claims, but has also enabled us to develop improved and more sophisticated business intelligence rules that can be applied to our audit processes. We believe our enhanced analytics capabilities will extend our potential markets, permitting us to pursue significant new business opportunities. We have expanded the use of our data analytics capabilities in the healthcare sector to offer a variety of services from post and pre-payment audit of healthcare claims in both the public and private healthcare sector, to detection of fraud, waste and abuse of healthcare claims, to coordination of benefits and pharmacy fraud detection.
Our Clients
We provide our services across a broad range of government and private clients in several markets.
Department of Education

We have provided student loan recovery services to the Department of Education for approximately 23 years. We restructure and recover defaulted student loans distributed directly by the Department of Education as part of the FDSLP. Due to its limited resources and recovery capabilities, the Department of Education outsources much of its defaulted student loan portfolio to third-party vendors for recovery. Recovery fees are entirely contingency-based, and our fee for a particular recovery depends on the type of recovery facilitated. We also receive incremental performance incentives based upon our performance as compared to other contractors with the Department of Education, which are comprised of additional inventory allocation volumes and incentive fees. To participate in the Department of Education contracts, firms must follow a highly competitive selection process. For the latest Department of Education contract, the fourth major contract the Department of Education has outsourced to selected vendors, we were selected as one of 17 unrestricted vendors and initiated work on this contract in the fourth quarter of 2009. We are currently subject to a competitive rebidding process for the next contract with the Department of Education. Because all federally-supported student loans are being originated by the Department of Education as a result of SAFRA, our relationship with the Department of Education will become increasingly more important over time. The Department of Education was responsible for approximately 20.2% of our revenues for the years ended December 31, 2013.
Guaranty Agencies
We restructure and recover defaulted student loans issued by private lenders and backed by GAs under the FFELP. Despite the transition from FFELP to FDSLP, we believe GA default volumes will continue to rise for a few years as there is a lag between originations and defaults of at least three to four years. When a borrower stops making regular payments on a FFELP loan, the GA is obligated to reimburse the lender approximately 97% of the loan’s principal and accrued interest. GAs then seek to recover and restructure these obligations. The GAs with which we contract generally structure one to three-year initial term contracts with multiple renewal periods, and historically the fees that we receive are generally similar to the fees we receive from the Department of Education contract. For some GA clients, we provide services through MSAs, under which we manage a GA’s entire portfolio of defaulted student loans and, for certain clients, engage subcontractors to provide a portion of the recovery services associated with a GA’s student loan portfolio.
We have a relationship with 11 of the 30 active GAs in the U.S., including Great Lakes Higher Education Guaranty Corporation and American Student Assistance Corporation, which were responsible for 16.5% and 12.1%, respectively, of our revenues for the year ended December 31, 2013. We have had relationships with GA clients for over 25 years.
CMS
We have a seven-year relationship with CMS. Under our RAC contract with CMS awarded in 2009, we identify and facilitate the recovery of improper Parts A and B Medicare payments in the Northeast region of the United States and which accounted for approximately 26.2% of our revenues for the year ended December 31, 2013. We are currently subject to a competitive rebidding process for the next RAC contract with CMS. The fees that we receive for identifying these improper payments from CMS are entirely contingency-based, and the contingency-fee percentage depends on the methods of recovery, and, in some cases, the type of improper payment that we identify.
U.S. Department of the Treasury
We have assisted the Department of the Treasury for 16 years in the recovery of delinquent receivables owed to a number of different federal agencies. The debt obligations we help to recover on behalf of the Department of the Treasury include commercial and individual debt obligations. We are one of the four firms servicing the current Department of the Treasury contract. Similar to our other recovery contracts, our fees under this contract are contingency-based. We view this as an important strategic relationship, as it provides us valuable insight into other business opportunities within the federal government.
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
Technology Operations
Our technology center is based in Livermore, California, with a redundant capacity in our Grants Pass, Oregon office. Additionally, Performant Insight, our data analytics business, is supported by staff in Miami Lakes, Florida. We have designed our infrastructure for scalability and redundancy, which allows us to continue to operate in the event of an outage at either datacenter. We maintain an information systems environment with advanced network security intrusion detection and prevention with 24x7 monitoring and security incident response capabilities. We utilize encryption technologies to protect sensitive data on our systems, all data during transmission and all data on redundancy or backup media. We also maintain a comprehensive enterprise-wide information security system based upon recognized standards, including the NIST800 53 and ISO 27002 Code of Practice for Information Security Program Management, to uphold high security standards needed for the protection of sensitive information.
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
In the recovery of improper healthcare payments, we faced a highly competitive process, involving a large number of bidders, to become one of the four prime RAC contractors in the United States. CMS is currently in the procurement process for the next round of RAC contracts. We expect that our competition will include the other three RAC service providers: Health Management Systems, Inc., Connolly Consulting, Inc. and CGI Group. We also may face competition from a variety of healthcare consulting and healthcare information services companies. Some of these potential competitors for the next RAC contract may have greater financial and other resources than we do. According to the request for quotes, the competitive factors for this new RAC contract are demonstrated experience in effective recovery services in the healthcare market, technical approach for identifying improper payments, key personnel and staffing, financial capability to perform under the RAC contract and recovery fee rates. We believe that our seven-year relationship with CMS and our related experience in providing recovery services to identify improper payments allows us to compete favorably with respect to many of these factors. We expect that our performance in identifying claims, managing the claims processes under the current RAC contract, and established systems integration with CMS and related Medicare administrative contractors will also be key factors in determining our continued service to CMS.
Government Regulation
The nature of our business requires that we adhere to a complex array of federal and state laws and regulations. These include the Health Insurance Portability and Accountability Act, or HIPAA, the Fair Debt Collection Practices Act, or FDCPA, the Fair Credit Reporting Act, or FCRA, the rules and regulations established by the Consumer Financial Protection Bureau, or CFPB, and related state laws. We are also governed by a variety of state laws that regulate the collection, use, disclosure and protection of personal information. We have implemented and maintain physical, technical and administrative safeguards intended to protect all personal data and we have processes in place to assist us in complying with applicable laws and regulations regarding the protection of this data. Our compliance efforts include training of personnel and monitoring our systems and personnel.

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
Our regulatory compliance group is charged with the responsibility of ensuring our regulatory compliance and security. All our facilities have security perimeter controls with segregated access by security clearance level. The information systems environment maintains advanced network security intrusion detection and prevention with 24x7 monitoring and security incident response capabilities. We utilize encryption technologies to protect sensitive data on our systems, all data during transmission and all data on redundancy or backup media. Employees undergo background and security checks appropriate to their position. This can include security clearances by the Federal Bureau of Investigation. We also maintain compliant disaster recovery and business continuity plans, annually conduct two table top disaster exercises, conduct routine security risk assessments and maintain a continuous improvement process as part of our security risk mitigation and management activity.
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
Prior to the adoption of amendments to the FDCPA as part of the Dodd-Frank Act, no federal agency had the authority to issue interpretative regulations for the FDCPA. As a result, judicial determinations and non-binding interpretative positions issued by the Federal Trade Commission under the FDCPA created compliance difficulties for the consumer debt collections industry. With the adoption of the amendments to the FDCPA as part of the Dodd-Frank Act in 2011, however, as well as specific statutory authority to issue implementing regulations for the FDCPA, primary jurisdiction for the FDCPA was transferred to the Consumer Financial Protection Bureau, or CFPB. Subsequently, the CFPB has indicated that it may issue proposed regulations under the FDCPA in 2014.
Debt recovery activities are also regulated at the state level. Most states have laws regulating debt recovery activities in ways that are similar to, and in some cases more stringent than, the FDCPA. In addition, some states require debt recovery firms to be licensed.
Our compliance efforts include written procedures for compliance with the FDCPA and related state laws, employee training and monitoring, auditing client calls, periodic review, testing and retraining of employees, and procedures for responding to client complaints. In all states where we operate, we believe that we currently hold all required state licenses or are exempt from licensing. Violations of the FDCPA may be enforced by the U.S. Federal Trade Commission, or FTC, or by a private action by an individual or class. Violations of the FDCPA are deemed to be an unfair or deceptive act under the Federal Trade Commission Act, which can be punished by fines for each violation. Class action damages can total up to one percent of the net worth of the entity violating the statute. Attorney fees and costs are also recoverable. In the ordinary course of business we are sued for alleged violations of the FDCPA and comparable state laws, although the amounts involved in the disposition or settlement of any such claims have not been significant.
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
CFPB
The CFPB was created as part of the Dodd-Frank Act in 2011, with primary implementing and interpretative authority for most federal consumer protection laws, including the FDCPA, transferred to the CFPB. Among other things, the CFPB was given the authority to issue interpretive regulations for the FDCPA, which it has indicated may be issued as a proposal in 2014.
In addition to its authority in regard to federal consumer protection laws, the CFPB was also provided direct jurisdiction over certain consumer financial service providers. In October of 2012, the CFPB issued a rule asserting direct jurisdiction over large consumer debt collectors, which includes debt collectors with annual assets of more than $10 million. In accordance with the calculations included in this rule, we are subject to direct jurisdiction of the CFPB and in the future may be directly examined and supervised by the CFPB. In that regard, the CFPB has also released examination guidance that its examiners will use when reviewing compliance by debt collectors subject to its direct supervision.
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
Intellectual Property
Our intellectual property is a significant component of our business, including, most notably, the intellectual property underlying our proprietary technology-enabled services platform through which we provide our defaulted asset recovery and other services. To protect our intellectual property, we rely on a combination of intellectual property rights, including patents, trade secrets, trademarks and copyrights. We also utilize customary confidentiality and other contractual protections, including employee and third-party confidentiality and invention assignment agreements.
As of December 31, 2013, we had two U.S. patents, both covering aspects of the workflow management systems and methods incorporated into our technology-enabled services platform. These patents will expire in December 2019. We routinely assess appropriate occasions for seeking additional patent protection for those aspects of our platform and other technologies that we believe may provide competitive advantages to our business. We also rely on certain unpatented proprietary expertise and other know-how, licensed and acquired third-party technologies, and continuous improvements and other developments of our various technologies, all intended to maintain our leadership position in the industry.
As of December 31, 2013, we had five trademarks registered with the U.S. Patent and Trademark office: Performant, Performant Recovery, Performant Technologies, Discovery Analytics and Performant Business Services.
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
Employees
As of December 31, 2013, we had approximately 1,479 full-time employees. None of our employees is a member of a labor union and we consider our employee relations to be good.
Available Information
The SEC maintains an Internet site at http://www.sec.gov that contains our Annual Report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, if any, or other filings filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, proxy and information statements. All reports that we file with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC, 20549. Information about the operation of the Public Reference Room can be obtained by calling the SEC at 1-800-SEC-0330.

ITEM 1A. Risk Factors

Our business, financial condition, results of operations and liquidity are subject to various risks and uncertainties, including those described below, and as a result, the trading price of our common stock could decline.
Risks Related to Our Business
Our agreements with the Department of Education and CMS, two of our largest customers, are currently subject to rebidding processes, and our failure to renew these agreements or a renewal on less favorable terms would have a significant negative impact on our revenues and results of operations.
Our existing contracts with the Department of Education and CMS are currently subject to rebidding processes. The Department of Education and CMS were responsible for approximately 20.2% and 26.2% of our revenue for the year ended December 31, 2013, respectively. The Department of Education has initiated a contract re-compete process that is ongoing. Similarly, we are currently participating in a competitive bidding process for the next RAC contract, but this process has been and may continue to be delayed due in part to protests filed by our competitors with respect to the terms proposed for the next RAC contract. While we believe our performance under existing contracts with the Department of Education and CMS and the experience we have gained in performing under these contracts position us well to renew both of these agreements, failure to retain either of these agreements or a significant adverse change in the terms of either of these agreements upon any renewal would seriously harm our revenues and our operating results.
Revenues generated from our four largest clients represented 75% of our revenues for the year ended December 31, 2013, and any termination of or deterioration in our relationship with any of these clients would result in a decline in our revenues.
We derive a substantial majority of our revenues from a limited number of clients, including the Department of Education, CMS and two GAs. Revenues from our four largest clients represented 75% of our revenues for the year ended December 31, 2013. All of our contracts with these clients are subject to periodic renewal and re-bidding processes and if we lose one of these clients or if the terms of our relationships with any of these clients become less favorable to us, our revenues would decline, which would harm our business, financial condition and results of operations.
The transition rules implemented by CMS in connection with the award of the new RAC contract will have an adverse impact on our 2014 revenues.
Our audit activities under the RAC contract are currently set to expire in June 2014. In planning for the award of the next RAC contracts, CMS has announced transition procedures that will affect our operations during the transition period. In this regard, CMS permitted us to submit medical records requests until February 21, 2014. In addition, CMS has placed restrictions on the types of claims and the amount of certain medical records requests that we may make during the transition period, and CMS has maintained a long-running prohibition on requesting medical records from PIP providers. We expect that these transition rules will have an adverse effect on our revenues during 2014. Further, protests have been filed in connection with the new RAC contract, and any delay in the award of the new RAC contract as a result of these protests or future protests would have an adverse impact on our future revenues in light of these transaction rules. Lastly, given the uncertainties surrounding the timing of the RAC contract renewal period and the final scope of the transition rules, we may be required to retain certain employees whose services may not be required during the transition period, or may terminate certain employees who we may not be able to re-hire in the future, either of which could have an adverse impact on our business and future revenues.
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
Substantially all of our existing contracts for the recovery of student loan and other receivables, which represented approximately 73.6% of our revenues in 2013, enable our clients to unilaterally terminate their contractual relationship with us at any time without penalty, potentially leading to loss of business or renegotiation of terms. Further, most of our contracts in these markets allow our clients to unilaterally change the volume of loans and other receivables that are placed with us at any given time. In addition, most of our contracts are not exclusive, with our clients retaining multiple service providers with whom we must compete for placements of loans or other obligations. Therefore, despite our contractual relationships with our clients, our contracts do not provide assurance that we will generate a minimum amount of revenues or that we will receive a specific volume of placements.
Our revenues and operating results would be negatively affected if our student loan and receivables clients, which include four of our five largest clients in 2013, reduce the volume of student loan placements provided to us, modify the terms of service, including the success fees we are able to earn upon recovery of defaulted student loans, or any of these clients establish more favorable relationships with our competitors. For example, in 2013 our contractual arrangement with the

Department of Education changed as a result of the Department of Education’s decision to have its recovery vendors promote income-based repayment, or IBR, to defaulted student loans. The IBR program provides flexibility on the required monthly payment for student loan borrowers at an amount intended to be affordable based on a borrower’s income and family size. In connection with the implementation of the IBR program, the Department of Education unilaterally reduced the contingency fee rate that we receive for rehabilitating student loans by approximately 13% as of March 1, 2013. Any changes in the contingency fee percentages or other compensation terms that we are paid under existing and future contracts could have a significant impact on our revenues and operating results.
Our ability to derive revenues under our RAC contract will depend in part on the number and types of potentially improper claims that we are allowed to pursue by CMS, and our results of operations may be harmed if the scope of claims that we are allowed to pursue and be compensated for is limited.
Under our existing RAC contract with CMS and any new RAC contract that we enter into upon completion of the current rebidding process with CMS, we are not permitted to and may not seek the recovery of an improper claim unless that particular type of claim has been pre-approved by CMS to ensure compliance with applicable Medicare payment policies, as well as national and local coverage determinations. Accordingly, the long-term growth of the revenues we derive under a RAC contract will also depend in part on CMS expanding the scope of potentially improper claims that we are allowed to pursue. If we are unable to continue to identify improper claims within the types of claims that we are permitted to pursue from time to time or if CMS does not expand the scope of potentially improper claims that we are allowed to pursue, our results of operations could be adversely affected.
In addition, CMS has implemented rules that, for the period through September 30, 2014, prevent RAC contractors from being able to review and audit (i) whether inpatient care delivered to patients with hospital stays lasting less than two midnights was medically necessary and therefore deserving of the higher reimbursement levels under Medicare Part A or (ii) whether inpatient treatment was medically necessary for admissions spanning more than two midnights.  In connection with these restrictions, hospitals cannot bill CMS for outpatient services on hospital stays lasting less than two midnights during such period.   Fees associated with recoveries initiated by us based upon improper claims for inpatient reimbursement of these short stays have represented a substantial portion of the revenues we have earned under our existing RAC contract. The suspension of this type of review activity could have a material adverse effect on our future healthcare revenues and operating results, depending on a variety of factors including, among other things, CMS’s evaluation of provider compliance with the new rules, the rules ultimately adopted by CMS with respect to medical necessity reviews of Medicare reimbursement claims associated with short stay inpatient admissions and, more generally, the scope of improper claims that CMS allows us to pursue and our ability to successfully identify improper claims within the permitted scope. In connection with the award of the new RAC contract, CMS has indicated that it is reviewing certain aspects of the RAC contract including the amount of medical records that RAC vendors may request and the timeframes for review and communications between RAC vendors and providers.
We face significant competition in connection with obtaining, retaining and performing under our existing client contracts, including our contracts with the Department of Education and CMS, and an inability to compete effectively in the future could harm our relationships with our clients, which would impact our ability to maintain our revenues and operating results.
We operate in very competitive markets. In providing our services to the student loan and other receivables markets, we face competition from many other companies. Initially, we compete with these companies to be one of typically several firms engaged to provide recovery services to a particular client and, if we are successful in being engaged, we then face continuing competition from the client’s other retained firms based on the client’s benchmarking of the recovery rates of its several vendors. In addition, those recovery vendors who produce the highest recovery rates from a client often will be allocated additional placements and in some cases additional success fees. Accordingly, maintaining high levels of recovery performance, and doing so in a cost-effective manner, are important factors in our ability to maintain and grow our revenues and net income and the failure to achieve these objectives could harm our business, financial condition and results of operations.Some of our current and potential competitors in the markets in which we operate may have greater financial, marketing, technological or other resources than we do. The ability of any of our competitors and potential competitors to adopt new and effective technology to better serve our markets may allow them to gain market strength. Increasing levels of competition in the future may result in lower recovery fees, lower volumes of contracted recovery services or higher costs for resources. Any inability to compete effectively in the markets that we serve could adversely affect our business, financial condition and results of operations.
The U.S. federal government accounts for a significant portion of our revenues, and any loss of business from, or change in our relationship with, the U.S. federal government would result in a significant decrease in our revenues and operating results.

We have historically derived and are likely to continue to derive a significant portion of our revenues from the U.S. federal government. For the year ended December 31, 2013, revenues under contracts with the U.S. federal government accounted for approximately 48% of our total revenues, compared to 42% for the year ended December 31, 2012. In addition, fees payable by the U.S. federal government are expected to become a larger percentage of our total revenues over the next several years as a result of legislation that has transferred responsibility for all new student loan origination to the Department of Education. The continuation and exercise of renewal options on existing government contracts and any new government contracts are, among other things, contingent upon the availability of adequate funding for the applicable federal government agency. Changes in federal government spending could directly affect our financial performance. For example, the Bipartisan Budget Act of 2013, which was signed into law by President Obama on December 26, 2013, reduced the compensation paid to GAs for the rehabilitation of student loans, effective July 1, 2014. This "revenue enhancement" measure will reduce from 18.5% to 16% of the outstanding loan balance, the amount that GAs can charge borrowers when a rehabilitated loan is sold by the GA and will eliminate entirely the GAs retention of 18.5% of the outstanding loan balance as a fee for rehabilitation services. It is unclear how the reduction in compensation the GAs receive will impact the contingency fee percentage that we receive from the GAs for assisting in the rehabilitation of defaulted student loans; however, any decrease in this contingency fee percentage would result in a decrease in our revenues. The loss of business from the U.S. federal government, or significant policy changes or financial pressures within the agencies of the U.S. federal government that we serve would result in a significant decrease in our revenues, which would adversely affect our business, financial condition and results of operations.
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
While the majority of our historical revenues from the student loan market have come from our relationships with the GAs, as a result of SAFRA, the Department of Education will ultimately become the sole source of revenues in this market, although the GAs will continue to service their existing student loan portfolios for many years to come. As a result, over time, and assuming we are successful in entering into a new contract with the Department of Education under the current rebidding process, defaults on student loans originated by the Department of Education will predominate and our ability to maintain the revenues we had previously received from a number of GA clients will depend on our relationship with a single client, the Department of Education. While we have 23 years of experience in performing student loan recovery services for the Department of Education, we are one of 17 unrestricted recovery service providers on the current Department of Education contract. If we are successful in entering into a new contract with the Department of Education, there may be more than the current 17 recovery service providers, which could lead to greater competition among the selected service providers. If our relationship with the Department of Education terminates or deteriorates or if the Department of Education, ultimately as the sole holder of defaulted student loans, requires its contractors to agree to less favorable terms, our revenues would significantly decrease, and our business, financial condition and results of operations would be harmed.
We could lose clients as a result of consolidation among the GAs, which would decrease our revenues.
As a result of SAFRA, which terminated the ability of the GAs to originate government-supported student loans, some have speculated that there may be consolidation among the 30 GAs. This speculation has heightened as a result of the reduction of fees that the GAs will receive for rehabilitating student loans as a result of the Bipartisan Budget Act of 2013. If GAs that are our clients are combined with GAs with whom we do not have a relationship, we could suffer a loss of business. We currently have relationships with 11 of the 30 GAs and two of our GA clients were each responsible for more than 10% of our total revenues in the year ended December 31, 2013. The consolidation of our GA clients with others and the failure to provide recovery services to the consolidated entity could decrease our revenues, which could negatively impact our business, financial condition and results of operations.
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

Our revenues and operating results could vary significantly from period-to-period and may fail to match our past performance because of a variety of factors, some of which are outside of our control. Any of these factors could cause the price of our common stock to fluctuate. Factors that could contribute to the variability of our operating results include:

•	the amount of defaulted student loans and other receivables that our clients place with us for recovery;

•	the timing of placements of student loans and other receivables which are entirely in the discretion of our clients;

•	the schedules of government agencies for awarding contracts including the impact of any protests filed in connection with the award of any such contracts;

•	our ability to successfully identify improper Medicare claims and the number and type of potentially improper claims that CMS authorizes us to pursue under our RAC contact;

•	the loss or gain of significant clients or changes in the contingency fee rates or other significant terms of our business arrangements with our significant clients;

•	technological and operational issues that may affect our clients and regulatory changes in the markets we service; and

•	general industry and macroeconomic conditions.
For example, a technology system upgrade at the Department of Education significantly decreased the volume of student loan placements by the Department of Education to all recovery vendors, including us. While we and the other recovery vendors began to receive larger placement volumes in the fourth quarter of 2012, the majority of the revenues from these placements were delayed until the three months ended September 30, 2013, because we do not begin to earn rehabilitation revenues from a given placement until at least nine months after receipt of a placement. In addition, for approximately twelve months beginning in September 2011, because of this technology system upgrade, the Department of Education was not able to process a portion of rehabilitated student loans and accordingly we were not able to recognize certain revenues associated with rehabilitation of loans for this client. However, the Department of Education continued to pay us based on invoices submitted and we recorded these cash receipts as deferred revenues on our balance sheet.
Similarly, in our healthcare markets, our claim recovery volume related to PIP providers in our region has been limited and we estimate that PIP providers in our region account for approximately 20% of Medicare claims. PIP providers are reimbursed for Medicare claims through different processes than other healthcare providers, and technology adjustments were necessary to permit automated processing of claims involving PIP providers. Prior to April 2012, we were not permitted to audit Medicare claims for these PIP providers and the improper payments to PIP providers that we identified beginning in April 2012 were not processed by CMS until January 2013, when a small portion of such payments began to be processed manually. In June 2013, CMS implemented the system adjustment necessary for automated processing of claims, which allowed us to recognize approximately $12 million in 2013.

Downturns in domestic or global economic conditions and other macroeconomic factors could harm our business and results of operations.
Various macroeconomic factors influence our business and results of operations. These include the volume of student loan originations in the United States, together with tuition costs and student enrollment rates, the default rate of student loan borrowers, which is impacted by domestic and global economic conditions, rates of unemployment and similar factors, and the growth in Medicare expenditures resulting from changes in healthcare costs. For example, during the global financial crisis beginning in 2008, the market for securitized student loan portfolios was disrupted, resulting in delays in the ability of some GA clients to resell rehabilitated student loans and, as a result, delays our ability to recognize revenues from these rehabilitated loans. Changes in the overall economy could lead to a reduction in overall recovery rates by our clients, which in turn could adversely affect our business, financial condition and results of operations.
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
Our student loan recovery business is subject to regulation and oversight by various state and federal agencies, particularly in the area of consumer protection. The Fair Debt Collection Practices Act, or FDCPA, and related state laws provide specific guidelines that we must follow in communicating with holders of student loans and regulates the manner in which we can recover defaulted student loans. Some state attorney generals have been active in this area of consumer protection regulation. We are subject, and may be subject in the future, to inquiries and audits from state and federal regulators, as well as frequent litigation from private plaintiffs regarding compliance under the FDCPA and related state regulations. We are also subject to the Fair Credit Reporting Act, or FCRA, which regulates consumer credit reporting and may impose liability on us to the extent adverse credit information reported to a credit bureau is false or inaccurate. Our compliance with the FDCPA, FCRA and other federal and state regulations that affect our student loan recovery business may result in significant costs, including litigation costs. We may also become subject to regulations promulgated by the United States Consumer Financial Protection Bureau, or CFPB, which was established in July 2011 as part of the Dodd-Frank Act to, among other things, establish regulations regarding consumer financial protection laws. In addition, the CFPB has investigatory and enforcement authority with respect to whether persons are engaged in unlawful acts or practices in connection with the collection of consumer debts. On April 12, 2013, we received a Civil Investigative Demand, or a CID, from the CFPB requesting production of documents and answers to questions generally related to the Company’s debt collection practices and procedures. The CFPB has not alleged a violation by us of any law or regulation. We responded to the CID, but have not been examined by the CFPB. In light of the possibility that the CFPB may issue interpretative regulations for the FDCPA, the issuance of such regulations could adversely affect our business and results of operations if we are not able to adapt our services and client relationships to meet any new regulatory structure that might be required.
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
We are subject to reporting obligations under Section 404 of the Sarbanes-Oxley Act that require us to include a management report on our internal control over financial reporting in our annual report, which contains management’s assessment of the effectiveness of our internal control over financial reporting. These requirements first apply to this annual report on Form 10-K and complying with these requirements can be difficult. For example, in June 2012, we determined that we had incorrectly accounted for our mandatorily redeemable preferred stock, which required audit adjusting entries for the three-year period ended December 31, 2011. Our failure to detect this error was deemed to be a deficiency in internal control and this deficiency was considered to be a material weakness. To address this situation, our independent registered public accounting firm recommended that the Company emphasize the importance of thoroughly researching all new accounting policies and revisiting accounting policies set for existing transactions when changes in the business or reporting requirements occur or are expected to occur. To prevent issues like these in the future, we have bolstered our technical accounting expertise and, where appropriate, engaged outside consultants with specialized knowledge.
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
We are required to disclose changes made in our internal controls and procedures on a quarterly basis. However, our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 until such time that we are no longer an “emerging growth company” as defined in the JOBS Act, if we continue to take advantage of the exemptions contained in the JOBS Act. At such time, our independent registered public accounting firm may issue a report that is adverse in the event it is not satisfied with the level at which our controls are documented, designed or operating. Our remediation efforts may not enable us to avoid a material weakness in the future.
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
As of December 31, 2013, our total debt was $133.3 million. For the year ended December 31, 2013, our consolidated interest expense was $11.6 million. Our ability to make scheduled payments or to refinance our debt obligations and to fund our other liquidity needs depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot make assurances that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness and to fund our other liquidity needs. If our cash flows and capital resources are insufficient to fund our debt service obligations and allow us to maintain compliance with the covenants under our credit agreement or to fund our other liquidity needs, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot ensure that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements, including our credit agreement. If we cannot make scheduled payments on our debt, we will be in default and, as a result, our debt holders could declare all outstanding principal and interest to be due and payable, the lenders under our credit agreement could terminate their commitments to lend us money and foreclose against the assets securing our borrowings and we could be forced into bankruptcy or liquidation.
Our debt agreements contain, and any agreements to refinance our debt likely will contain, financial and restrictive covenants that limit our ability to incur additional debt, including to finance future operations or other capital needs, and to engage in other activities that we may believe are in our long-term best interests, including to dispose of or acquire assets. Our failure to comply with these covenants may result in an event of default, which, if not cured or waived, could accelerate the maturity of our indebtedness or result in modifications to our credit terms. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Long Term Debt" in Item 7 below for a more detailed discussion of our financial covenants as well as our current status under these covenants. If our indebtedness is accelerated, we may not have sufficient cash resources to satisfy our debt obligations and we may not be able to continue our operations as planned.
The price of our common stock could be volatile, and you may not be able to sell your shares at or above the public offering price.
Since our initial public offering in August 2012, the price of our common stock, as reported by NASDAQ, has ranged from a low sales price of $7.11 on February 21, 2014 to a high sales price of $14.09 on March 4, 2013. The trading price of our common stock may be significantly affected by various factors, including: quarterly fluctuations in our operating results; the financial projections we may provide to the public, any changes in those projections or our failure to meet those projections; changes in investors’ and analysts’ perception of the business risks and conditions of our business; our ability to meet the earnings estimates and other performance expectations of financial analysts or investors; unfavorable commentary or downgrades of our stock by equity research analysts; changes in our capital structure, such as future issuances of debt or equity securities; lawsuits threatened or filed against us; strategic actions by us or our competitors, such as acquisitions or restructurings; new legislation or regulatory actions; changes in our relationship with any of our significant clients; fluctuations in the stock prices of our peer companies or in stock markets in general; and general economic conditions.
Our significant stockholder has the ability to influence significant corporate activities and our significant stockholder’s interests may not coincide with yours.
Parthenon Capital Partners beneficially owns approximately 32.4% of our common stock as of March 11, 2014. As a result of its ownership, Parthenon Capital Partners has the ability to influence the outcome of matters submitted to a vote of stockholders and, through our board of directors, the ability to influence decision-making with respect to our business direction and policies. Parthenon Capital Partners may have interests different from our other stockholders’ interests, and may vote in a manner adverse to those interests. Matters over which Parthenon Capital Partners can, directly or indirectly, exercise influence include:the election of our board of directors and the appointment and removal of our officers;

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
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could have the effect of rendering more difficult or discouraging an acquisition deemed undesirable by our board of directors. Our corporate governance documents include the following provisions: establishing a classified board of directors so that not all members of our board are elected at one time; providing that directors may be removed by stockholders only for cause; authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our common stock; limiting the ability of our stockholders to call and bring business before special meetings and to take action by written consent in lieu of a meeting; limiting our ability to engage in certain business combinations with any “interested stockholder,” other than Parthenon Capital Partners, for a three-year period following the time that the stockholder became an interested stockholder; requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors; requiring a super majority vote for certain amendments to our amended and restated certificate of incorporation and amended and restated bylaws; and limiting the determination of the number of directors on our board of directors and the filling of vacancies or newly created seats on the board, to our board of directors then in office. These provisions, alone or together, could have the effect of delaying or deterring a change in control, could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

ITEM 1B. Unresolved Staff Comments
None.
ITEM 2.    Properties
Facilities
As of December 31, 2013, we operated five separate office locations throughout the United States. The largest of these facilities is in Livermore, California and serves as our corporate headquarters, as well as a data center and production location. Our Livermore facility represents approximately 50,291 square feet and has a lease expiration of September 2017. We also lease production centers in California, Oregon, Florida and Texas and own a production/data center in Oregon.
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

2012	High	Low
Third Quarter (beginning August 10, 2012)	12.18	9.20
Fourth Quarter	11.84	7.55
2013
First Quarter	14.09	10.06
Second Quarter	13.26	9.25
Third Quarter	12.01	10.27
Fourth Quarter	11.02	9.26
On March 12, 2014, the closing price as reported by NASDAQ of our common stock was $7.86 per share.
Stockholders
As of December 31, 2013, we had approximately 14 holders of record of our common stock.
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
Issuer Purchases of Equity Securities
None.

ITEM 6. Selected Financial Data
The selected consolidated balance sheet data as of December 31, 2013 and 2012, and the selected consolidated statements of operations data for each year ended December 31, 2013, 2012 and 2011, have been derived from our audited consolidated financial statements which are included elsewhere in this annual report. The selected consolidated balance sheet data as of December 31, 2011, 2010 and 2009, and the selected consolidated statements of operations data for the years ended December 31, 2010 and 2009 have been derived from our audited consolidated financial statements not included in this annual report. Historical results are not necessarily indicative of future results. You should read the following selected consolidated historical financial data below in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, related notes, and other financial information included in this Annual Report on Form 10-K. The selected consolidated financial data in this section is not intended to replace the consolidated financial statements and is qualified in its entirety by the consolidated financial statements and related notes and schedule included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Consolidated Statement of Operations Data:
Revenues	$255,302	$210,073	$162,974	$123,519	$109,832
Operating expenses:
Salaries and benefits	96,762	83,002	67,082	58,113	53,728
Other operating expense	85,671	71,305	49,199	33,655	32,110
Impairment of trade name	—	—	13,400	—	—
Total operating expenses	182,433	154,307	129,681	91,768	85,838
Income from operations	72,869	55,766	33,293	31,751	23,994
Debt extinguishment costs(1)	—	(3,679)	—	—	—
Interest expense	(11,564)	(12,414)	(13,530)	(15,230)	(16,017)
Interest income	1	64	125	118	104
Income before provision for income taxes	61,306	39,737	19,888	16,639	8,081
Provision for income taxes	24,967	16,786	7,516	6,664	3,071
Net income	36,339	22,951	12,372	9,975	5,010
Accrual for preferred stock dividends	—	2,038	6,495	5,771	5,128
Net income (loss) available to common shareholders	$36,339	$20,913	$5,877	$4,204	$(118)

	Year Ended December 31,
	2013	2012	2011	2010	2009
Net income (loss) per share attributable to common shareholders(2)
Basic	$0.77	$0.48	$0.14	$0.10	$—
Diluted	$0.74	$0.44	$0.13	$0.09	$—
Weighted average shares (in thousands)
Basic	47,492	43,985	42,962	42,962	42,962
Diluted	49,386	47,599	45,742	45,019	42,962

(1)
Represents debt extinguishment costs comprised of approximately $3.3 million of fees paid to lenders in connection with our new credit facility and approximately $0.3 million of unamortized debt issuance costs in connection with our old credit facility.

(2)	Please see Note 1 to our consolidated financial statements for an explanation of the calculations of our basic and diluted net income per share of common stock.

	As of December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$81,909	$37,843	$20,004	$11,078	$8,924
Total assets	257,260	211,745	182,299	181,390	180,735
Total debt	133,304	147,769	103,383	117,331	127,298
Total liabilities	183,026	187,672	139,756	151,231	161,077
Redeemable preferred stock	—	—	58,248	51,753	45,982
Total stockholders’ (deficit) equity	74,234	24,073	(15,705)	(21,594)	(26,324)

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

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Student Lending	$163,708	$132,445	$122,253
Healthcare	67,531	54,747	21,549
Other	24,063	22,881	19,172
Total Revenues	$255,302	$210,073	$162,974
Student Lending
We derive the majority of our revenues from the recovery of student loans. These revenues are contract-based and consist primarily of contingency fees based on a specified percentage of the amount we enable our clients to recover. Our contingency fee percentage for a particular recovery depends on the type of recovery facilitated. We also receive incremental performance incentives based upon our performance as compared to other contractors with the Department of Education, which are comprised of additional inventory allocation volumes and incentive fees. We are currently subject to a competitive rebidding process fro the next contract with the Department of Education.
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
For certain guaranty agency, or GA, clients, we have entered into Master Service Agreements, or MSAs. Under these agreements, clients provide their entire inventory of outsourced loans or receivables to us for recovery on an exclusive basis, rather than just a portion, as with traditional contracts that are split among various service providers. In certain circumstances, we engage subcontractors to assist in the recovery of a portion of the client’s portfolio. We also receive success fees for the recovery of loans under MSAs and our revenues under MSA arrangements include fees earned by the activities of our subcontractors. As of December 31, 2013, we had three MSA clients in the student loan market.
Healthcare
We derive revenues from the healthcare market primarily from our RAC contract, under which we are the prime contractor responsible for detecting improperly paid Part A and Part B Medicare claims in 12 states in the Northeastern United States. Revenues earned under the RAC contract are driven by the identification of improperly paid Medicare claims through both automated and manual review of such claims. We are paid contingency fees by CMS based on a percentage of the dollar amount of claims recovered by CMS as a result of our efforts. We recognize revenue when the provider pays CMS or incurs an offset against future Medicare claims. The revenues we recognize are net of our estimate of claims that will be overturned by appeal following payment by the provider. We are currently subject to a competitive rebidding process for the next RAC contract with CMS.
To accelerate our ability to provide Medicare audit and recovery services across our region following our award of our initial RAC contract, we outsourced certain aspects of our healthcare recovery process to three different subcontractors. Two of these subcontractors provide a specific service to us in connection with our claims recovery process, and one subcontractor is engaged to provide all of the audit and recovery services for claims within a portion of our region. We recognize all of the revenues generated by the claims recovered through these subcontractor relationships, and we recognize the fees that we pay to these subcontractors in our expenses.
We have also recently begun utilizing our technology-enabled services platform to provide audit, recovery and analytical services for private healthcare providers.
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

	Year Ended December 31,
	2013	2012	2011
	(dollars in thousands)
Student Lending:
Placement Volume	$6,607,485	$5,768,945	$6,241,483
Placement Revenue as a percentage of Placement Volume	2.48%	2.30%	1.96%
Healthcare:
Net Claim Recovery Volume	$598,071	$482,202	$188,573
Claim Recovery Fee Rate	11.29%	11.35%	11.43%
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
Typically we are able to anticipate with reasonable accuracy the timing and volume of placements of defaulted student loans and other receivables based on historical patterns and regular communication with our clients. Occasionally, however, placements are delayed due to factors outside of our control. For example, a technology system upgrade at the Department of Education significantly decreased the volume of student loan placements by the Department of Education to all recovery vendors, including us. While we and the other recovery vendors have recently received substantially larger placement volume in the fourth quarter of 2012 as a result of the completion of this technology system upgrade, the majority of the revenues from these placements were not recognized until the third quarter of 2013 because we do not begin to earn rehabilitation revenues from a given placement until at least nine months after receipt of a placement. In addition, for approximately twelve months beginning in September 2011, the Department of Education was not able to process a portion of rehabilitated student loans and accordingly we were not able to recognize certain revenues associated with rehabilitation of loans for this client. However, the Department of Education continued to pay us based on invoices submitted and we recorded these cash receipts as deferred revenues on our balance sheet.
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
Our claim recovery volume related to PIP providers in our region has been limited and we estimate that PIP providers in our region account for approximately 20% of Medicare claims. PIP providers are reimbursed for Medicare claims through different processes than other healthcare providers, and technology adjustments were necessary to permit automated processing of claims involving PIP providers. Prior to April 2012, we were not permitted to audit Medicare claims for these PIP providers and the improper payments to PIP providers that we identified beginning in April 2012 were not processed by CMS until January 2013, when a small portion of such payments began to be processed manually. In June 2013, CMS implemented the system adjustment necessary for automated processing of claims, which allowed us to recognize approximately $12 million in revenues for 2013.
Our audit activities under the RAC contract are currently set to expire in June 2014. In planning for the award of the next RAC contracts, CMS has been developing transition procedures that will affect our operations during the transition period. In this regard, CMS permitted us to submit medical records requests until February 21, 2014. In addition, CMS has placed restrictions on the types of claims and the amount of certain medical records requests that we may make during the transition period, and CMS has maintained a long-running prohibition on requesting medical records from PIP providers other than for a three week period that began in late October 2013. We expect that these transition rules will have an adverse effect on our revenues during 2014. In addition, CMS has implemented rules that, during the period October 1 through December 31, 2013, we and the other RAC contractors will not be able to review and audit (i) whether inpatient care delivered to patients with hospital stays lasting less than two midnights was medically necessary and therefore deserving of the higher reimbursement levels under Medicare Part A or (ii) whether inpatient treatment was medically necessary for admissions spanning more than two midnights. In connection with these restrictions, hospitals cannot bill CMS for outpatient services on hospital stays lasting less than two midnights during such period. CMS has subsequently extended this rule for hospitals until September 30, 2014. Also, during this time, CMS has initiated a provider education and compliance review program.
Fees associated with recoveries initiated by us based upon improper claims for inpatient reimbursement of these short stays have represented a substantial portion of the revenues we have earned under our recovery and audit contract. The suspension of this type of review activity could have a material adverse effect on our 2014 healthcare revenues and operating results, depending on a variety of factors including, among other things, CMS’s evaluation of provider compliance with the new rules, the rules ultimately adopted by CMS with respect to medical necessity reviews of Medicare reimbursement claims associated with short stay inpatient admissions and, more generally, the scope of improper claims that CMS allows us to pursue and our ability to successfully identify improper claims within the permitted scope. In connection with the award of the new

RAC contract, CMS has indicated that it is reviewing certain aspects of the RAC contract including the amount of medical records that RAC vendors may request and the timeframes for review and status communications between RAC vendors and providers.
Contingency Fees
Our revenues consist primarily of contract-based contingency fees. The contingency fee percentages that we earn are set by our clients or agreed upon during the bid process, and may change from time to time either under the terms of existing contracts or pursuant to the terms of contract renewals. For example, we have been advised that our contractual arrangement with the Department of Education is under review as a result of the Department of Education’s decision to have its recovery vendors promote IBR to defaulted student loans. The IBR program provides flexibility on the required monthly payment for student loan borrowers at an amount intended to be affordable based on a borrower’s income and family size. As a result of the increased application of the IBR program to defaulted student loans, we expect that there will be an increase in the number of loans that become eligible for rehabilitation because more defaulted student loan borrowers will be able to make qualifying payments. In connection with the implementation of the IBR program, the Department of Education reduced the contingency fee rate that we receive for rehabilitating student loans by approximately 13% effective March 1, 2013. In addition, the Bipartisan Budget Act of 2013, which was signed into law by President Obama on December 26, 2013, reduced the compensation paid to GAs for the rehabilitation of student loans, effective July 1, 2014. This "revenue enhancement" measure will reduce from 18.5% to 16% of the outstanding loan balance, the amount that GAs can charge borrowers when a rehabilitated loan is sold and will eliminate entirely the GAs retention of 18.5% of the outstanding loan balance as a fee for rehabilitation services. It is unclear how the reduction of fees that the GAs receive will impact the contingency fee percentage that we receive from the GAs for assisting in the rehabilitation of defaulted student loans; however, any material decrease in this contingency fee percentage would result in a decrease in our revenues.
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
Client Concentration
Our revenues from the student loan market depend on our ability to maintain our contracts with some of the largest providers of student loans. In 2013, three providers of student loans each accounted for more than 10% of our revenues during such period and they collectively accounted for 49% of our total revenues during this period. Our contracts with these clients entitle them to unilaterally terminate their contractual relationship with us at any time without penalty. If we lose one of our significant clients, including if one of our significant clients is consolidated by an entity that does not use our services, if the terms of compensation for our services change or if there is a reduction in the level of placements provided by any of these clients, our revenues could decline.
Our contract with CMS for the recovery of improper Medicare payments began generating significant revenues during 2011 and represented 26% of our total revenues in both of the years ended December 31, 2012 and 2013. Our audit work under the RAC contract is currently set to expire in June 2014, and we are currently participating in a competitive bidding process for the next RAC contract, but this process may be delayed due in part to protests filed by our competitors. While we believe our performance under the existing agreement and the experience we have gained in performing this contract position us well to renew the agreement, failure to renew the agreement or renewal on substantially less favorable terms could significantly harm our revenues and results of operations.
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
Revenue Recognition
The majority of our contracts are contingency fee based. We recognize revenues on these contingency fee based contracts when third-party payors remit payments to our clients or remit payments to us on behalf of our clients, and, consequently, the contingency is deemed to have been satisfied. Under our RAC contract with CMS, we recognize revenues when the healthcare provider has paid CMS for a given claim or incurs an offset against future Medicare claims. Providers have the right to appeal a claim and may pursue additional appeals if the initial appeal is found in favor of CMS. We accrue an estimated liability for appeals based on the amount of commissions received which are subject to appeal and which we estimate are probable of being returned to providers following successful appeal. This estimated liability for appeals is an offset to revenues on our income statement. Our estimates are based on our historical experience with appeals activity under our CMS contract since January 2010. During the year ended December 31, 2013, we reserved an amount equal to 16.1% of gross revenues from our CMS contract. We increased our estimated liability for appeals in 2013 due to recent trends in our historical data related to the likelihood of successful appeals. Commencing on December 31, 2011, we established a separate line item in the current liabilities section of our balance sheet entitled “Estimated liability for appeals” to reflect our estimate of this liability. The $15.3 million balance as of December 31, 2013, represents our best estimate of the probable amount of losses related to appeals of claims for which commissions were previously collected. We estimate that it is reasonably possible that we could be required to pay up to an additional approximately $4.5 million as a result of potentially successful appeals. To the extent that required payments by us related to successful appeals exceed the amount accrued, revenues in the applicable period would be reduced by the amount of the excess. We similarly accrue an allowance against accounts receivable related to commissions yet to be collected, which was $1.2 million as of December 31, 2013, based on the same estimates used to establish the estimated liability for appeals of commissions received. Our inability to correctly estimate the estimated liabilities and allowance against accounts receivable could adversely affect our revenues in future periods.
Goodwill
We periodically review the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether an impairment may exist. GAAP requires that goodwill and certain intangible assets not subject to amortization be assessed annually for impairment using fair value measurement techniques.
The balance of goodwill was $81.6 million as of December 31, 2013. We review goodwill for impairment by first assessing qualitative factors to determine whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount, including goodwill, as a basis for determining whether it is necessary to perform the two-step goodwill impairment. If it is determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, we conclude that goodwill is not impaired. If it is determined that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, we conduct detailed impairment testing. The first step of the goodwill impairment testing involves estimating the fair value of the reporting unit and comparing this to its carrying amount, including goodwill. If the carrying amount of the reporting unit exceeds its fair value, the second step of the two-step goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.
Impairments of Depreciable Intangible Assets
The balance of depreciable intangible assets was $32.5 million as of December 31, 2013. We evaluate depreciable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Depreciable intangible assets consist of client contracts and related relationships, and are being amortized over their estimated useful life, which is generally 20 years. We evaluate the client contracts intangible at the individual contract level. The recoverability of such assets is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There was no impairment expense for depreciable intangible assets in 2013, 2012 or 2011.
Results of Operations
Year Ended December 31, 2013 compared to the Year Ended December 31, 2012
The following table represents our historical operating results for the periods presented:

	Year Ended December 31,
	2013	2012	$ Change	% Change
	(in thousands)
Consolidated Statements of Operations Data:
Revenues	$255,302	$210,073	$45,229	22%
Operating expenses:
Salaries and benefits	96,762	83,002	13,760	17%
Other operating expense	85,671	71,305	14,366	20%
Total operating expenses	182,433	154,307	28,126	18%
Income from operations	72,869	55,766	17,103	31%
Debt extinguishment costs	—	(3,679)	3,679	(100)%
Interest expense	(11,564)	(12,414)	850	(7)%
Interest income	1	64	(63)	(98)%
Income before provision for income taxes	61,306	39,737	21,569	54%
Provision for income taxes	24,967	16,786	8,181	49%
Net income	36,339	22,951	13,388	58%
Accrual for preferred stock dividends	—	2,038	(2,038)	(100)%
Net income available to common shareholders	$36,339	$20,913	$15,426	74%

Revenues
Total revenues were $255.3 million for the year ended December 31, 2013, an increase of $45.2 million or 22%, compared to total revenues of $210.1 million for the year ended December 31, 2012. This increase is due to growth in revenues in both our student lending and healthcare markets.
Student lending revenues were $163.7 million for the year ended December 31, 2013, representing an increase of $31.3 million, or 24%, compared to the year ended December 31, 2012. This increase was primarily a result of volume growth of student loan placements during the second half of 2012, which led to an increase in rehabilitation revenues for the year ended December 31, 2013, and continued execution on a contract involving a specialized portfolio of student loans with one of our leading GA clients.
Healthcare revenues were $67.5 million for the year ended December 31, 2013, representing an increase of $12.8 million, or 23%, compared to the year ended December 31, 2012. This increase was primarily a result of higher net claim recovery volume under our RAC contract.
Salaries and Benefits
Salaries and benefits expense was $96.8 million for the year ended December 31, 2013, an increase of $13.8 million, or 17%, compared to salaries and benefits expense of $83.0 million for the year ended December 31, 2012. This increase is primarily due to an increase in employee headcount to support operational growth related to the recovery of student loans.

Other Operating Expense
Other operating expense was $85.7 million for the year ended December 31, 2013, an increase of $14.4 million, or 20%, compared to other operating expense of $71.3 million for the year ended December 31, 2012. This increase is primarily due to increased costs related to our use of subcontractors and consultants, production related expenses associated with data processing, retrieval of medical records, printing and mailing services, and higher spending on professional services related to operating as a public company.
Income from Operations
As a result of the factors described above, income from operations was $72.9 million for the year ended December 31, 2013, compared to $55.8 million for the year ended December 31, 2012, representing an increase of $17.1 million, or 31%.
Debt Extinguishment Costs
We did not incur any debt extinguishment costs for the year ended December 31, 2013. In March 2012, we incurred debt extinguishment costs of $3.7 million in connection with a new credit facility.
Interest Expense
Interest expense was $11.6 million for the year ended December 31, 2013 compared to $12.4 million for the year ended December 31, 2012, representing a decrease of 7%. Interest expense decreased due to repayments of principal under our credit agreement, resulting in a lower outstanding balance during 2013.
Income Taxes
Income tax expense was $25.0 million for the year ended December 31, 2013 compared to $16.8 million for the year ended December 31, 2012, representing an increase of 48.7% consistent with the increase in income before provision for income taxes. Our effective income tax rate decreased to 40.7% for the year ended December 31, 2013 from 42.2% for the year ended December 31, 2012. The decrease in the effective tax rate is the result of approximately 0.7% decrease due to changes in the state tax rate, and approximately 1% decrease due to income tax benefits associated with increases in stock options exercises as a result of two follow on offerings during the year, and the end of the lock-up periods for certain employees. These decreases were offset by approximately a 1.7% increase as a result of the non-deductible expenses associated with the follow on offerings. The 2012 effective tax rate includes a one time tax expense due to the non-deductible termination of an advisory services agreement of approximately 1.9%.
Net Income
As a result of the factors described above, net income was $36.3 million for the year ended December 31, 2013, which represented an increase of $13.4 million compared to net income of $23.0 million for the year ended December 31, 2012.
Year Ended December 31, 2012 compared to the Year Ended December 31, 2011
The following table presents our historical operating results for the periods presented:

	Year Ended December 31,
	2012	2011	$ Change	% Change
	(in thousands)
Consolidated Statement of Operations Data:
Revenues	$210,073	$162,974	$47,099	29%
Operating expenses:
Salaries and benefits	83,002	67,082	15,920	24%
Other operating expense	71,305	49,199	22,106	45%
Impairment of trade name	—	13,400	(13,400)	(100)%
Total operating expenses	154,307	129,681	24,626	19%
Income from operations	55,766	33,293	22,473	68%
Debt extinguishment costs	(3,679)	—	(3,679)	—%
Interest expense	(12,414)	(13,530)	1,116	(8)%
Interest income	64	125	(61)	(49)%
Income before provision for income taxes	39,737	19,888	19,849	100%
Provision for income taxes	16,786	7,516	9,270	123%
Net income	22,951	12,372	10,579	86%
Accrual for preferred stock dividends	2,038	6,495	(4,457)	(69)%
Net income available to common shareholders	$20,913	$5,877	$15,036	256%
Revenues
Total revenues were $210.1 million for the year ended December 31, 2012, an increase of $47.1 million, or 28.9%, compared to total revenues of $163.0 million for the year ended December 31, 2011. This increase in revenues is primarily due to an increase of $33.2 million in revenues received from CMS under our RAC contract as a result of higher claim recovery volume and an increase of $4.8 million generated from a new default-aversion service contract that commenced in May 2012, for a new service offering we provide in other markets we serve. Revenues from student lending increased by 8.3% in 2012 to $132.4 million from $122.2 million in the prior year period.
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
Income from Operations
As a result of the factors described above, income from operations was $55.8 million for the year ended December 31, 2012, compared to $33.3 million for the year ended December 31, 2011, representing an increase of $22.5 million, or 67.5%.

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
Interest Expense
Interest expense was $12.4 million for the year ended December 31, 2012, compared to $13.5 for the year ended December 31, 2011, representing a decrease of $8.2% due to lower interest rates under the new credit agreement as compared to the interest rates under our old credit agreement.
Income Taxes
Income tax expense was $16.8 million for the year ended December 31, 2012, compared to $7.5 million for the year ended December 31, 2011, representing an increase of 123.3% consistent with the increase in income before provision for income taxes. Our effective income tax rate increased to 42.2% for the year ended December 31, 2012 from 37.8% for the year ended December 31, 2011. Approximately 2.5% of the increase results from changes in the state tax rate, which includes a 2011 one-time benefit from a change in California tax law of 2.3%. In addition, approximately 1.9% of the increase was due to the non-deductible termination of an advisory services agreement in 2012.
Net Income
As a result of the factors described above, net income was $23.0 million for the year ended December 31, 2012, which represented an increase of $10.6 million compared to net income of $12.4 million for the year ended December 31, 2011.
Liquidity and Capital Resources
Our principal sources of liquidity are cash flows from operations, term loans, and the proceeds received from our initial public offering in August 2012. Cash and cash equivalents, which totaled $81.9 million as of December 31, 2013, consist primarily of cash on deposit with banks. We expect that operating cash flows will continue to be a primary source of liquidity for our operating needs. There are currently no borrowings outstanding under our revolving credit facility other than a $1.4 million letter of credit. Due to our operating cash flows, our existing cash and cash equivalents and availability under our revolving credit facility, we believe that we have the ability to meet our working capital and capital expenditure needs for the foreseeable future.
The following table presents information regarding our cash flows for the years ended December 31, 2013, 2012 and 2011:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Net cash provided by operating activities	$61,206	$37,005	$28,985
Net cash used in investing activities	(12,503)	(12,193)	(6,111)
Net cash used in financing activities	(4,637)	(6,973)	(13,948)
Cash flows from operating activities
Operating activities provided $61.2 million of cash during the year ended December 31, 2013 an increase of $24.2 million, compared to cash provided by operating activities of $37.0 million for the year ended December 31, 2012, primarily due to net income of $36.3 million, an increase in the estimated liability for appeals of $10.9 million associated with our RAC contract with CMS, collection of trade receivables of $3.4 million, and an increase in accrued salaries and benefits of $2.5 million. These items were partially offset by various working capital fluctuations such as a decrease in other current liabilities and deferred revenue. The estimated liability for appeals for revenue associated with CMS totaled $15.3 million in 2013, compared $4.4 million in 2012, due to higher claim recovery volumes under our RAC contract with CMS.

Operating activities provided $37.0 million of cash during the year ended December 31, 2012, an increase of $8.0 million, compared to cash provided by operating activities of $29.0 million for the year ended December 31, 2011 primarily due to the increase in net income for the year ended December 31, 2012 to $23.0 million compared to $12.4 million for 2011.

Cash used to pay accrued salary and benefits totaled $9.3 million in 2012, as compared to the $7.1 million in accrued salaries and benefits payable for the comparable period in 2011. Accounts payable increased $1.3 million in 2012 compared to 2011, primarily due to timing. The estimated liability for appeals for revenue associated with CMS totaled $4.4 million in 2012, compared $0.5 million in 2011, due to higher claim recovery volumes under our RAC contract with CMS.

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
Cash flows from investing activities
Investments in property, plant and equipment resulted in cash outflow of $12.5 million during 2013 primarily for purchases related to information technology, data storage, hardware, telecommunication systems and security enhancements to our proprietary software.
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
We used $6.1 million of cash in investing activities for the purchase of property, equipment and leasehold improvements during the year ended December 31, 2011, primarily for investments in information technology systems and infrastructure to support increased business volumes.
Cash flows from financing activities
Cash used in financing activities of $4.6 million in 2013 was due to the repayment of principal on outstanding debt and other contractual obligations of $15.5 million, offset by an income tax benefit of $9.1 million associated with the exercise of employee stock options, and $1.8 million in proceeds received from the exercise of employee stock options.
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
We used $13.9 million of cash in financing activities for the repayment of notes payable during the year ended December 31, 2011.
Long-term Debt
On March 19, 2012, we, through our wholly owned subsidiary, entered into a $147.5 million credit agreement with Madison Capital Funding LLC as administrative agent, ING Capital LLC as syndication agent, and other lenders party thereto. The senior credit facility consists of (i) a $57.0 million term A loan that matures in March 2017, (ii) a $79.5 million term B loan that matures in March 2018 , and (iii) a $11.0 million revolving credit facility that expires in March 2017, which had a borrowing capacity of $9.6 million as of December 31, 2013. On June 28, 2012, we increased the amount of our borrowings under our term B loan by $19.5 million. We may also request the lenders to increase the size of the term B loan or other term loans by up to an additional $10.5 million at any time prior to March 19, 2014.
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
The credit agreement also requires us to meet certain financial covenants, including maintaining a fixed charge coverage ratio and a total debt to EBITDA ratio as such terms are defined in our credit agreement. These financial covenants are tested at the end of each quarter beginning on December 31, 2012. The table below further describes these financial covenants, as well as our status under these covenants as of December 31, 2013.

Financial Covenant	Covenant Requirement	Actual Ratio at December 31, 2013
Fixed charge coverage ratio (minimum)	1.20 to 1.0	2.60
Total debt to EBITDA ratio (maximum)	3.25 to 1.0	1.53

Contractual Obligations
The following summarizes our contractual obligations as of December 31, 2013:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-Term Debt Obligations	$133,304	$10,763	$31,523	$91,018	$—
Interest Payments	34,467	9,446	23,584	1,437	—
Operating Lease Obligations	6,620	1,883	2,923	1,351	463
Purchase Obligations	7,163	6,825	338	—	—
Total	$181,554	$28,917	$58,368	$93,806	$463

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
The following tables present a reconciliation of adjusted EBITDA and adjusted net income for the years ended December 31, 2013, 2012 and 2011 to actual net income for these periods:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net income	$36,339	$22,951	$12,372
Provision for income taxes	24,967	16,786	7,516
Interest expense	11,564	12,414	13,530
Interest income	(1)	(64)	(125)
Debt extinguishment costs(1)	—	3,679	—
Secondary offering expense(2)	2,893	—	—
Depreciation and amortization	10,655	9,505	7,766
Impairment of trade name(3)	—	—	13,400
Non-core operating expenses(4)	—	47	2,548
Advisory fee(5)	—	2,641	634
Stock based compensation	2,994	1,614	120
Adjusted EBITDA	$89,411	$69,573	$57,761

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Reconciliation of Adjusted Net Income:
Net income	$36,339	$22,951	$12,372
Debt extinguishment costs(1)	—	3,679	—
Secondary offering expense (2)	2,893	—	—
Impairment of trade name(3)	—	—	13,400
Non–core operating expenses(4)	—	47	2,548
Advisory fee(5)	—	2,641	634
Stock based compensation	2,994	1,614	120
Amortization of intangibles(6)	3,731	3,676	3,043
Deferred financing amortization costs(7)	1,125	1,161	1,254
Tax adjustments(8)	(4,297)	(5,126)	(8,400)
Adjusted net income	$42,785	$30,643	$24,971

(1)
Represents debt extinguishment costs comprised of approximately $3.3 million of fees paid to lenders in connection with our new credit facility and approximately $0.3 million of unamortized debt issuance costs in connection with our old credit facility.

(2)	Represents direct and incremental costs associated with the Company's secondary offerings in February and April 2013.

(3)	Represents impairment expenses to write off the carrying amount of the trade name intangible asset due to the retirement of the Diversified Collection Services, Inc. trade name.

(4)	Represents professional fees and settlement costs related to strategic corporate development activities and a $1.2 million legal settlement in 2011.

(5)
Represents expenses incurred under an advisory services agreement with Parthenon Capital Partners, which was terminated in April 2012 and the August 2012 expense of $0.9 million associated with a payment to a financial advisor as part of the Company's initial public offering. See Note 11 "Related Party Transactions."

(6)
Represents amortization of capitalized expenses related to the acquisition of Performant by an affiliate of Parthenon Capital Partners in 2004, and also an acquisition in the first quarter of 2012 to enhance our analytics capabilities.

(7)	Represents amortization of capitalized financing costs related to debt offerings conducted in 2009, 2010 and 2012.

(8)	Represents tax adjustments assuming a marginal tax rate of 40%.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Recent Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board, or FASB issued Accounting Standards Update (ASU) 2011-11, Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities, updated by ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which requires companies to disclose information about financial instruments that have been offset and related arrangements to enable users of the company's financial statements to understand the effect of those arrangements on the company's financial position. Companies will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. ASU 2011-11, as amended by ASU 2013-01, is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The adoption of this guidance did not have a material effect on our consolidated financial statements.
In July 2012, FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This newly issued accounting standard allows an entity the option to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test for indefinite-lived intangibles other than goodwill. Under that option, an entity would no longer be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on that qualitative assessment, that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount. This ASU is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this guidance did not have a material effect on our consolidated financial statements.
In March 2013, FASB issued ASU No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation is Fixed at the Reporting Date, which addresses the recognition, measurement, and disclosure of certain joint and several obligations including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance will not have a material effect on our consolidated financial statements.
ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk
We do not hold or issue financial instruments for trading purposes. We conduct all of our business in U.S. currency and therefore do not have any direct foreign currency risk. We do have exposure to changes in interest rates with respect to the borrowings under our senior secured credit facility, which bear interest at a variable rate based on the prime rate or LIBOR. For example, if the interest rate on our borrowings increased 100 basis points (1%) from the credit facility floor of 1.5%, our annual interest expense would increase by approximately $1.3 million. In July 2012, we entered into an interest rate cap agreement per the terms of our senior secured credit agreement. The interest rate cap agreement is effective beginning in October 2012, and matures in October 2014, with a total notional amount of $75 million and a cap on LIBOR at 2.0%. If the LIBOR rate were to increase by 100 basis points (1.0%) above the credit facility floor of 1.5% for a year, we would receive a payment from the interest rate cap of approximately $0.4 million.
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
Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of the fiscal year covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were functioning effectively at the reasonable assurance level as of December 31, 2013.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with United States Generally Accepted Accounting Principles (“US GAAP”). Under the supervision of, and with the participation of our Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of internal control over financial reporting as of December 31, 2013. Management based its assessment on criteria established in “Internal Control Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that its internal control over financial reporting was effective as of December 31, 2013.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended December 31, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than those noted above.
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

10.15	2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1/A filed July 23, 2012)

21	List of Subsidiaries

Exhibit Number	Description

23	Consent of KPMG LLP, Independent Registered Public Accounting Firm

24	Powers of Attorney (included in the signature page to this report)

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Lisa C. Im

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Hakan L. Orvell

32.1	Furnished Statement of the Chief Executive Officer under 18 U.S.C. Section 1350

32.2	Furnished Statement of the Chief Financial Officer under 18 U.S.C. Section 1350

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Scheme

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
Schedules not listed above have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes hereto.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Performant Financial Corporation

We have audited the accompanying consolidated balance sheets of Performant Financial Corporation and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in redeemable preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three‑year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Performant Financial Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
San Francisco, California
March 13, 2014

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except per share amounts)

Assets	December 31, 2013	December 31, 2012
Current assets:
Cash and cash equivalents	$81,909	$37,843
Trade accounts receivable, net of allowance for doubtful accounts of $32 and $65, respectively and estimated allowance for appeals of $1,160 and $1,199, respectively	19,649	23,044
Deferred income taxes	6,847	3,798
Prepaid expenses and other current assets	4,400	2,876
Debt issuance costs, current portion	1,055	1,125
Total current assets	113,860	68,686
Property, equipment, and leasehold improvements, net	26,247	20,669
Identifiable intangible assets, net	32,513	36,244
Goodwill	81,572	81,572
Debt issuance costs, net	2,789	3,844
Other assets	279	730
Total assets	$257,260	$211,745
Liabilities and Stockholders’ Equity

Current liabilities:
Current maturities of notes payable	$10,763	$11,040
Accrued salaries and benefits	11,826	9,288
Accounts payable	2,383	1,403
Other current liabilities	5,311	8,252
Income taxes payable	103	430
Deferred revenue	—	2,187
Estimated liability for appeals	15,283	4,378
Total current liabilities	45,669	36,978
Notes payable, net of current portion	122,541	136,729
Deferred income taxes	12,612	11,271
Other liabilities	2,204	2,694
Total liabilities	183,026	187,672
Commitments and contingencies

Stockholders’ equity:
Common stock, $0.0001 par value. Authorized, 500,000 and 50,000 shares at December 31, 2013 and 2012, respectively; issued and outstanding 48,316 and 45,392 shares at December 31, 2013 and 2012, respectively	5	4
Additional paid-in capital	49,791	35,970
Retained earnings (deficit)	24,438	(11,901)
Total stockholders’ equity	74,234	24,073
Total liabilities and stockholders’ equity	$257,260	$211,745
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)

	For the Years Ended December 31,
	2013	2012	2011
Revenues	$255,302	$210,073	$162,974
Operating expenses:
Salaries and benefits	96,762	83,002	67,082
Other operating expenses	85,671	71,305	49,199
Impairment of trade name	—	—	13,400
Total operating expenses	182,433	154,307	129,681
Income from operations	72,869	55,766	33,293
Debt extinguishment costs	—	(3,679)	—
Interest expense	(11,564)	(12,414)	(13,530)
Interest income	1	64	125
Income before provision for income taxes	61,306	39,737	19,888
Provision for income taxes	24,967	16,786	7,516
Net income	$36,339	$22,951	$12,372
Accrual for preferred stock dividends	—	2,038	6,495
Net income available to common shareholders	$36,339	$20,913	$5,877
Net income per share attributable to common shareholders (see Note 1)
Basic	$0.77	$0.48	$0.14
Diluted	$0.74	$0.44	$0.13
Weighted average shares (see Note 1)
Basic	47,492	43,985	42,962
Diluted	49,386	47,599	45,742
 See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Redeemable Preferred Stock and Stockholders’ Equity (Deficit)
For the Years Ended December 31, 2013, 2012 and 2011
(In thousands)

	Redeemable Preferred Stock Series A Convertible Preferred Stock		Due From Stockholders	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2010	5,296	$51,753	$(2,158)	37,667	$4	$19,251	$(38,691)	$(21,594)
Increase in redemption value of Series A preferred stock	—	6,495	—	—	—	—	(6,495)	(6,495)
Interest on notes receivable from stockholders	—	—	(108)	—	—	—	—	(108)
Stock-based compensation expense	—	—	—	—	—	120	—	120
Net income	—	—	—	—	—	—	12,372	12,372
Balance, December 31, 2011	5,296	58,248	(2,266)	37,667	4	19,371	(32,814)	(15,705)
Increase in redemption value of Series A preferred stock	—	2,038	—	—	—	—	(2,038)	(2,038)
Conversion of Series A preferred stock to Series B preferred stock which was immediately redeemed for cash	—	(60,286)	—	—	—	—	—	—
Conversion of Series B preferred stock to common	(5,296)	—	—	5,296	—	—	—	—
Exercise of stock options	—	—	—	284	—	175	—	175
Issuance of stock	—	—	—	2,243	—	15,420	—	15,420
Purchase of treasury stock	—	—	—	(98)	—	(1,225)	—	(1,225)
Interest on notes receivable from stockholders	—	—	(57)	—	—	—	—	(57)
Repayment of notes receivable from stockholders	—	—	2,323	—	—	—	—	2,323
Stock-based compensation expense	—	—	—	—	—	1,614	—	1,614
Income tax benefit from employee stock options	—	—	—	—	—	615	—	615
Net income	—	—	—	—	—	—	22,951	22,951
Balance, December 31, 2012	—	—	—	45,392	4	35,970	(11,901)	24,073
Exercise of stock options	—	—	—	2,924	1	1,767	—	1,768
Stock-based compensation expense	—	—	—	—	—	2,994	—	2,994
Income tax benefit from employee stock options	—	—	—	—	—	9,060	—	9,060
Net income	—	—	—	—	—	—	36,339	36,339
Balance, December 31, 2013	—	$—	$—	48,316	$5	$49,791	$24,438	$74,234
 See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Net income	$36,339	$22,951	$12,372
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of assets	1	51	—
Impairment of intangible asset		—	13,400
Depreciation and amortization	10,655	9,505	7,766
Write-off of unamortized debt issuance costs	—	335	—
Deferred income taxes	(1,708)	(1,826)	(9,640)
Stock-based compensation	2,994	1,614	120
Interest expense from debt issuance costs and amortization of discount note payable	1,247	1,272	1,254
Interest income on notes receivable from stockholders	—	(57)	(108)
Changes in operating assets and liabilities:
Trade accounts receivable	3,395	(3,646)	(5,392)
Prepaid expenses and other current assets	(1,524)	416	(94)
Other assets	451	(71)	372
Accrued salaries and benefits	2,538	2,150	2,542
Accounts payable	980	1,343	(3)
Other current liabilities	(2,941)	(1,223)	4,714
Income taxes payable	(327)	(40)	470
Deferred revenue	(2,187)	(27)	2,214
Estimated liability for appeals	10,905	3,928	450
Other liabilities	388	330	(1,452)
Net cash provided by operating activities	61,206	37,005	28,985
Cash flows from investing activities:
Purchase of property, equipment, and leasehold improvements	(12,503)	(11,356)	(6,111)
Purchase of perpetual software license and computer equipment	—	(837)	—
Net cash used in investing activities	(12,503)	(12,193)	(6,111)
Cash flows from financing activities:
Borrowing under notes payable	—	156,000	—
Borrowing under line of credit	—	4,500	—
Redemption of preferred stock	—	(60,286)	—
Repayment of notes payable	(14,465)	(103,416)	(13,948)
Repayment of line of credit	—	(12,698)	—
Debt issuance costs paid	—	(3,074)	—
Proceeds from exercise of stock options	1,768	175	—
Proceeds from issuance of stock	—	12,624	—
Repayment of promissory notes from stockholders	—	2,323	—
Income tax benefit from employee stock options	9,060	615	—
Payment to stockholders	—	(1,761)	—
Purchase of treasury stock	—	(1,225)	—
Payment of purchase obligation	(1,000)	(750)	—
Net cash used in financing activities	(4,637)	(6,973)	(13,948)
Net increase in cash and cash equivalents	44,066	17,839	8,926
Cash and cash equivalents at beginning of year	37,843	20,004	11,078
Cash and cash equivalents at end of year	$81,909	$37,843	$20,004
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$17,396	$18,037	$15,830
Cash paid for interest	$10,294	$11,178	$12,246
Cash paid as debt extinguishment	$—	$3,344	$—
Supplemental disclosure of non-cash investing and financing activities:
Obligation payable to sellers of perpetual license	$—	$3,250	$—
Issuance of common stock as part of debt issuance costs	$—	$2,796	$—
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements
For the Years Ended December 31, 2013, 2012 and 2011

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
The Company’s consolidated financial statements include the operations of Performant Financial Corporation (PFC), its wholly owned subsidiary Performant Business Services, Inc., and its wholly owned subsidiaries Performant Recovery, Inc. (Recovery), Performant Technologies, Inc., and Performant Europe Ltd. Effective August 13, 2012, we changed the name of our wholly owned subsidiary from DCS Business Services, Inc. (DCSBS) to Performant Business Services, Inc., and DCSBS’ wholly owned subsidiaries from Diversified Collection Services, Inc. (DCS), and Vista Financial, Inc. (VFI), to Performant Recovery, Inc., and Performant Technologies, Inc., respectively. PFC is a Delaware corporation headquartered in California and was formed in 2003. Performant Business Services, Inc. is a Nevada corporation founded in 1997. Recovery is a California corporation founded in 1976. Performant Technologies, Inc. is a California corporation that was formed in 2004.
The Company is managed and operated as one business, with a single management team that reports to the Chief Executive Officer.

(b)	Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles, or U.S. GAAP. The Company consolidates entities in which it has controlling financial interest, and as of December 31, 2013, all of the Company’s subsidiaries are 100% owned. All significant intercompany balances and transactions have been eliminated in consolidation.

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
The Company performed a qualitative assessment of whether it is more likely than not that goodwill fair value is less than its carrying amount for 2013, 2012 and 2011 and concluded that there was no need to perform an impairment test.
Identifiable intangible assets consist of customer contracts and related relationships, a perpetual license, and covenants not to compete. Customer contracts and related relationships are amortized over their estimated useful life of 4 to 20 years. The perpetual license is amortized over its estimated useful life of 5 years.

(i)	Impairment of Long-Lived Assets
Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company did not recognize an impairment expense for intangible assets in 2013 and 2012. In 2011, the Company recorded $13.4 million of impairment expense to write off the carrying amount of its former trade name, Diversified Collection Services, Inc. (DCS). The Company determined that the DCS trade name would not be used in the future, and retired the trade name intangible asset accordingly.

(j)	System Developments
The Company follows the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Subtopic 350-40, Internal-Use Software, which specifies that costs incurred during the application stage of development should be capitalized. All other costs are expensed as incurred. During 2013, 2012 and 2011, costs of $4.9 million, $5.4 million and $2.5 million respectively, were capitalized for projects in the application stage of development, with depreciation expense of $2.6 million, $2.4 million and $2.1 million respectively, for completed projects.

(k)	Debt Issuance Costs
Debt issuance costs represent loan and legal fees paid in connection with the issuance of long-term debt. Debt issuance cost is amortized to interest expense in accordance with key terms of the notes as amended.

(l)	Revenues, Accounts Receivable, and Estimated Liability for Appeals
Revenue is recognized upon the collection of defaulted loan and debt payments. Loan rehabilitation revenue is recognized when the rehabilitated loans are sold (funded) by clients. Incentive revenue is recognized upon receipt of official notification of incentive award from customers. Under the Company’s RAC contract with CMS, the Company recognizes revenues when the healthcare provider has paid CMS for a given claim or offset. Providers have the right to appeal a claim and may pursue additional appeals if the initial appeal is found in favor of CMS. The Company accrues an estimated liability for appeals based on the amount of commissions received which are subject to appeal and which the Company estimates are probable of being returned to providers following successful appeal. At December 31, 2013, a total of $16.4 million was presented as an allowance against revenue, representing the Company’s estimate of claims that may be overturned. Of this amount, $1.2 million was related to amounts in accounts receivable and $15.3 million was related to commissions which had already been received. The balances at December 31, 2013 and 2012, were $15.3 million and $4.4 million, respectively, represent the Company’s best estimate of the probable amount of losses related to appeals of claims for which commissions were previously collected. In addition to the $15.3 million amount accrued at December 31, 2013, the Company estimates that it is reasonably possible that it could be required to pay an additional amount up to approximately $4.5 million as a result of potentially successful appeals. To the extent that required payments by the Company exceed the amount accrued, revenues in the applicable period would be reduced by the amount of the excess.
For the year ended December 31, 2013, the Company had 4 clients whose individual revenues exceeded 10% of the Company’s total revenues. The dollar amount and percent of total revenue of each of the 4 clients is summarized in the table below (in thousands):

Rank	2013 Revenue	Percent of total revenue
1	$66,820	26.2%
2	51,566	20.2%
3	42,056	16.5%
4	30,902	12.1%
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
Revenue from the largest three customers was 63%, 58% and 50% of total revenue in 2013, 2012 and 2011, respectively. Accounts receivable due from these three customers were 59%, 63% and 25% of total trade receivables at December 31, 2013, 2012 and 2011, respectively. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company determines the allowance for doubtful accounts by specific identification. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts was $0.0 million and $0.1 million at December 31, 2013 and 2012, respectively.

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
FASB ASC Topic 718 also requires that excess tax benefits recognized in equity related to stock option exercises are reflected as financing cash inflows. The Company recognized income tax benefits resulting from the exercise of stock options in 2013, 2012 and 2011 of $9.1 million, $0.6 million and $0 million, respectively.

(s)	Earnings per Share
For the year ended December 31, 2013, basic earnings per share is calculated by dividing net income available to common shareholders by the sum of the weighted average number of common shares outstanding during the year . For the years ended December 31, 2012 and 2011, basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the year plus the weighted average number of shares of Series A Convertible Preferred Stock outstanding during the period. The Series A Convertible Preferred Stock are included in the basic denominator because they could be converted into common shares for no cash consideration (via conversion units as further described in Note 7), and were thus considered outstanding common shares in computing basic earnings per share. Diluted earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of common shares and dilutive common shares equivalents outstanding during the period. The Company’s common share equivalents consist of stock options and restricted stock units.
The following table reconciles the basic to diluted weighted average shares outstanding using the treasury stock method (shares in thousands):

	Years Ended December 31,
	2013	2012	2011
Weighted average shares outstanding – basic	47,492	43,985	42,962
Dilutive effect of stock options	1,894	3,614	2,780
Weighted average shares outstanding – diluted	49,386	47,599	45,742
For the year ended December 31, 2013, the Company excluded 2,617,064 options from the calculation of diluted earnings per share for the year ended December 31, 2013 because the options’ combined exercise price, unamortized fair value and excess tax benefits were greater during the year than the average price for the Company's common stock because their effect would be anti-dilutive.

(t)	Recent Accounting Pronouncements
In December 2011, the Financial Accounting Standards Board, or FASB issued Accounting Standards Update (ASU) 2011-11, Balance Sheet (Topic 210), Disclosures about Offsetting Assets and Liabilities, updated by ASU 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which requires companies to disclose information about financial instruments that have been offset and related arrangements to enable users of the company's financial statements to understand the effect of those arrangements on the company's financial position. Companies will be required to provide both net (offset amounts) and gross information in the notes to the financial statements for relevant assets and liabilities that are offset. ASU 2011-11, as amended by ASU 2013-01, is effective for fiscal years, and interim periods within those years, beginning on or after January 1, 2013. The adoption of this guidance did not have a material effect on our consolidated financial statements.
In July 2012, FASB issued ASU No. 2012-02, Intangibles-Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. This newly issued accounting standard allows an entity the option to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test for indefinite-lived intangibles other than goodwill. Under that option, an entity would no longer be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on that qualitative assessment, that it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying amount. This ASU is effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The adoption of this guidance did not have a material effect on our consolidated financial statements.
In March 2013, FASB issued ASU No. 2013-04, Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation is Fixed at the Reporting Date, which addresses the recognition, measurement, and disclosure of certain joint and several obligations including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. The ASU is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013. The adoption of this guidance will not have a material effect on our consolidated financial statements.
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

3.	Property, Equipment, and Leasehold Improvements
Property, equipment, and leasehold improvements consist of the following at December 31, 2013 and 2012 (in thousands):

	December 31, 2013	December 31, 2012
Land	$1,767	$1,767
Building and leasehold improvements	5,773	5,500
Furniture, equipment, and automobile	4,932	4,408
Computer hardware and software	52,021	40,886
	64,493	52,561
Less accumulated depreciation and amortization	(38,246)	(31,892)
Property, equipment and leasehold improvements, net	$26,247	$20,669
Depreciation and amortization expense of property, equipment and leasehold improvements was $6.9 million, $5.8 million and $4.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.
4. Identifiable Intangible Assets
Identifiable intangible assets consist of the following at December 31, 2013 and 2012 (in thousands):

December 31, 2013	Gross Amounts	Accumulated Amortization	Net
Amortizable intangibles:
Customer contracts and related relationships	$62,198	$(31,689)	$30,509
Perpetual license	3,250	(1,246)	2,004
Total intangible assets	$65,448	$(32,935)	$32,513

December 31, 2012	Gross Amounts	Accumulated Amortization	Net
Amortizable intangibles:
Customer contracts and related relationships	$62,198	$(28,608)	$33,590
Perpetual license	3,250	(596)	2,654
Total intangible assets	$65,448	$(29,204)	$36,244
For the years ended December 31, 2013, 2012 and 2011, amortization expense related to intangible assets amounted to $3.7 million, $3.7 million and $3.0 million, respectively.
The estimated aggregate amortization expense for each of the five following fiscal years is as follows (in thousands):

Year Ending December 31,	Amount
2014	$3,731
2015	3,731
2016	3,696
2017	3,097
2018	3,043
Thereafter	15,215
Total	$32,513
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

Year Ending December 31,	Amount
2014	$10,763
2015	10,763
2016	10,763
2017	9,996
2018	91,019
Thereafter	—
Total	$133,304
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
The Term A Loan is charged interest either at Prime (subject to a 2.5% floor) +4.25% or LIBOR (subject to a 1.5% floor) +5.25%, which was 6.75% at December 31, 2013. The Term A loan requires quarterly payments of $2.5 million beginning in June 2012, with the remaining outstanding principal balance due March 19, 2017. As of December 31, 2013, the Term A loan ending balance, including the current portion was $38.4 million.

The Term B loan is charged interest at Prime +4.75% (subject to a 2.50% floor) or LIBOR (subject to a 1.50% floor) +5.75% which was 7.25% at December 31, 2013. The Term B loan requires quarterly payments of $0.2 million beginning in June 2012, with the outstanding principal balance due March 19, 2018. As of December 31, 2013, the Term B loan ending balance, including the current portion was $94.9 million.
The Company has a line of credit under the Agreement which allows for borrowings of up to $11 million. Borrowings accrue interest at Prime +4.25% or LIBOR +5.25%, which was 6.75% at December 31, 2013. Both the Prime and the LIBOR alternatives are subject to minimum rate floors. In addition, a facility fee of 0.5% is assessed on the commitment amount. There were no outstanding borrowings under this line of credit at December 31, 2013, and a letter of credit outstanding in the amount of $1.4 million, leaving remaining borrowing capacity under the line of credit of $9.6 million at December 31, 2013. The line of credit expires in March 19, 2017.
The Agreement contains certain restrictive financial covenants, which require, among other things, that we meet a minimum fixed charge coverage ratio of 1.20 and maximum total debt to EBITDA ratio of 3.25. Additionally, these covenants restrict the Company and its subsidiaries’ ability to incur certain types or amounts of indebtedness, incur liens on certain assets, make material changes in corporate structure or the nature of its business, dispose of material assets, engage in a change in control transaction, make certain foreign investments, enter into certain restrictive agreements, or engage in certain transactions with affiliates. We were in compliance with all such covenants at December 31, 2013.
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
The Company capitalized an additional $0.8 million related to our June 28, 2012 amendment to the Agreement, which included $0.2 million of agent fees paid to an entity associated with our majority stockholders, and $0.0 million paid to third parties for legal and other services. Debt issuance costs are being amortized to interest expense over the life of the new loans. Accumulated amortization of debt issuance costs amounted to $2.0 million at December 31, 2013.
Debt extinguishment costs of $3.7 million were expensed, including $3.3 million of fees paid to lenders, and $0.3 million of unamortized debt issuance costs associated with the old credit facility.
6. Commitments and Contingencies
The Company leases office facilities and certain equipment. In January 2012, we renewed two of our facilities leases and entered into a new lease agreement for approximately 6,000 square feet in Livermore, California. In August 2013, we entered into a new lease agreement for office space for approximately 15,667 square feet in Grants Pass, Oregon.
Future minimum rental commitments under non-cancelable leases as of December 31, 2013 are as follows (in thousands):

Year Ending December 31,	Amount
2014	$1,883
2015	1,630
2016	1,293
2017	1,042
2018	308
Thereafter	464
Total	$6,620
Lease expense was $2.6 million, $2.4 million and $1.9 million for the year ended December 31, 2013, 2012 and 2011, respectively.
7. Capital Stock
Prior to August 15, 2012, the total number of shares of capital stock that the Company had authority to issue was 96,000,000, consisting of 18,000,000 shares of Series A Participating Senior Preferred Stock (Series A Preferred Stock), $0.0001 par value per share (Series A Preferred Stock); 18,000,000 shares of Series B Redeemable Senior Preferred Stock,

$0.0001 par value per share (Series B Preferred Stock); and 60,000,000 shares of Common Stock, $0.0001 par value per share. On August 15, 2012, the authorized Common Stock was increased to 500,000,000 shares and the authorized preferred stock was increased to 50,000,000 shares.

(a)	Series A Preferred Stock
Issuance – On May 23, 2006, the Company sold 5,295,676 shares of Series A Preferred Stock to shareholders at a price of $5.67 per share, receiving gross proceeds of $30,000,000, and net proceeds of $29,925,000 after issuance costs of $75,000.

Retirement of Series of A Preferred Stock - On March 19, 2012, the Company recapitalized. As part of the recapitalization, 3,897,000 shares of Series A Convertible Preferred Stock were converted into conversion units, which consisted of one share of Series B Preferred Stock and one share of Common Stock. The Series B Preferred shares plus accrued dividends were redeemed for cash of $44 million, and 3,897,000 shares of Common Stock were issued to the holders of the redeemed Series A Convertible Preferred Stock.
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
The Company established the 2004 DCS Holdings Stock Option Plan, the DCS Holdings, Inc. 2004 Equity Incentive Plan (Performant Financial Corporation is the new name of DCS Holdings, Inc.), the Performant Financial Corporation 2007 Stock Option Plan, and the Performant Financial Corporation 2012 Stock Incentive Plan (the Plans). Under the terms of the 2004 DCS Holdings Stock Option Plan, stock options may be granted for up to 4,000,000 shares of the Company’s authorized but unissued Common Stock. The 2004 DCS Holdings Stock Option Plan was terminated on the completion of the Company’s initial public offering in August 2012. No shares of our common stock are available under our 2004 Stock Option Plan other than for satisfying exercises of stock options granted under this plan prior to termination.
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
The terms of the Performant Financial Corporation 2012 Stock Incentive Plan provide for the granting of incentive stock options within the meaning of Section 422 of the Code to employees and the granting of nonstatutory stock options, restricted stock, stock appreciation rights, stock unit awards and cash-based awards to employees, non-employee directors and consultants. The Company has reserved 4,300,000 shares of common stock under the 2012 Plan. Options granted under the Performant Financial Corporation 2012 Stock Incentive Plan generally vest over periods of four or five-years.
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

Total stock-based compensation expense charged as salaries and benefits expense in the consolidated statements of operations was $3.0 million, $1.6 million and $0.1 million for the years ended December 31, 2013, 2012, and 2011, respectively.
The following table sets forth a summary of our stock option activity for the year ended December 31:

	Outstanding Options	Weighted average exercise price per share	Weighted average remaining contractual life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2010	5,510,750	0.64	6.00
Granted	180,000	5.50
Forfeited	(25,282)	0.74
Exercised	(718)	0.50
Outstanding at December 31, 2011	5,664,750	0.80	5.20
Granted	2,549,109	10.32
Forfeited	(19,077)	7.99
Exercised	(285,058)	0.61
Outstanding at December 31, 2012	7,909,724	3.85	5.89
Granted	313,600	11.85
Forfeited	(102,381)	10.05
Exercised	(2,908,122)	0.60
Outstanding at December 31, 2013	5,212,821	$6.03	6.62	$23,466
Vested, exercisable, and expected to vest(1) at December 31, 2013	5,100,610	$5.94	6.58	$23,374
Exercisable at December 31, 2013	2,864,898	$3.02	5.19	$21,057

(1)	Options expected to vest reflect an estimated forfeiture rate.
The weighted-average grant-date exercise price of stock options granted during the years ended December 31, 2013, 2012 and 2011 was $11.85, $10.32 and $5.50, respectively, per share. The aggregate intrinsic value of our stock options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the years ended December 31, 2013, 2012 and 2011, was $31.3 million, $2.9 million and $0 million, respectively. At December 31, 2013, 2012, and 2011, there was $10.5 million, $12 million and $0.6 million, respectively, of unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements, which the Company expects to recognize over a weighted-average period of 3.40 years as stock-based compensation expense.
Net cash proceeds from the exercise of stock options were $1.8 million, $0.2 million and $0 million during 2013, 2012 and 2011, respectively. For the years ended December 31, 2013, 2012 and 2011, we realized a $9.1 million, $0.6 million and $0 million tax benefit from the exercise of stock options, respectively.
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
We estimated the fair value of options granted using a Black-Scholes option pricing model with the following assumptions:

	For the Year Ended December 31,
	2013	2012	2011
Expected volatility	54.2%	48.3%	39.8%
Expected dividends	—%	—%	—%
Expected term (years)	6.2	6.5	6.3
Risk-free interest rate	1.5%	1.0%	1.2%
Weighted-average estimated fair value of options granted during the year	$6.23	$5.22	$2.23
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
Expected Volatility – Because there is insufficient history of the Company’s stock price returns, the Company lacks sufficient historical volatility data for its equity awards. Accordingly, the Company calculates the expected volatility using a composite made up of comparable peer companies and an approximate 21% company weighting over a term comparable to the expected term of the options issued.
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

(b)	Restricted Stock Units
     The following table summarizes restricted stock unit activity for the year ended December 31:

		Weighted
		average
	Number of	grant date
	Awards	fair value
Outstanding at December 31, 2012	—	$—
Granted	5,263	10.59
Forfeited	—	—
Vested and converted to shares	—	—
Outstanding at December 31, 2013	5,263	$10.59
Expected to vest at December 31, 2013	5,263	$10.59

As of December 31, 2013, there was $0.06 million of compensation expense that has yet to be recognized related to non-vested restricted stock units. This expense is expected to be recognized over the remaining weighted-average vested period of four years. None of the restricted stock units vested during the year ended December 31, 2013. Restricted stock units granted under the Performant Financial Corporation 2012 Stock Incentive Plan generally vest over four years. The company did not realize any tax benefits related to the restricted stock units during the year ended December 31, 2013.

9. Employee Benefit Plan
The Company has a 401(k) Salary Deferral Plan (the Plan) covering all full-time employees who have met certain service requirements. Employees may contribute a portion of their salary up to the maximum limit established by the Internal Revenue Code for such plans. Employer contributions are discretionary. No matching contributions were made during 2013, 2012 and 2011.
10. Income Taxes
The Company’s income tax expense (benefit) consists of the following (in thousands):

	2013	2012	2011
Current:
Federal	$21,526	$15,142	$14,053
State	5,149	3,470	3,103
	26,675	18,612	17,156
Deferred:
Federal	$(866)	$(1,599)	$(7,350)
State	(842)	(227)	(2,290)
	(1,708)	(1,826)	(9,640)
Total Expense (Benefit)	$24,967	$16,786	$7,516
A reconciliation of the income tax expense calculated using the applicable federal statutory rates to the actual income tax expense for the years ended December 31, 2013, 2012 and 2011 is as follows:

	2013	2012	2011
Federal income at the statutory rate	35%	35%	35%
State income tax, net of federal benefit	5%	5%	3%
Permanent differences	1%	2%	1%
Other	—%	—%	(1)%
	41%	42%	38%
The following table summarizes the components of the Company’s deferred tax assets and liabilities as of December 31, 2013, and 2012 (in thousands):

	2013	2012
Deferred tax assets:
Bad debt reserve	$13	$26
Vacation accrual	1,020	909
Nonqualified stock options	1,526	1,767
Deferred finance costs	—	3,082
Debt issuance costs	848	—
Acquisition costs	158	197
State tax deferral	1,474	1,373
Deferred revenue	352	91
State tax credits	290	566
Net operating loss	47	—
Estimated liability for appeals	4,277	1,260
Other	118	82
Total deferred tax assets	10,123	9,353
Valuation allowance	(147)	(351)
Total deferred tax assets net of valuation allowance	9,976	9,002
Deferred tax liabilities:
Identifiable intangible assets	(11,176)	(13,007)
Fixed assets	(4,543)	(3,446)
Other	(22)	(22)
Total deferred tax liabilities	(15,741)	(16,475)
Net deferred tax liabilities	$(5,765)	$(7,473)
The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, except for certain state tax credits. Income tax expense is allocated to the subsidiaries included in the consolidated tax return on the basis of the subsidiaries’ stand-alone tax provision.
The Company has a valuation allowance of approximately $0.1 million and $0.4 million, as of December 31, 2013 and December 31, 2012, respectively, primarily related to California enterprise zone tax credits for which it is not more likely than not that the tax benefit will be realized.
The Company has state tax credits of $0.3 million, which, due to the Assembly Bill 93 and Senate Bill 90 signed on July 11, 2013, are now limited to a 10 year carryforward, and will expire in 2024. The Company has state net operating loss carryforwards of $0.4 million which expire in 2020.
The following table reconciles the Company’s unrecognized tax benefits as of December 31, 2013 from its unrecognized tax benefits as of December 31, 2011 (in thousands):

Unrecognized tax benefits balance at December 31, 2011	$—
Increase related to prior year tax positions	115
Decrease related to prior year tax positions	—
Increase related to current year tax positions	164
Settlements	—
Lapse of statute of limitations	—
Unrecognized tax benefits balance at December 31, 2012	279
Increase related to prior year tax positions	357
Decrease related to prior year tax positions	—
Increase related to current year tax positions	49
Settlements	(139)
Lapse of statute of limitations	—
Unrecognized tax benefits balance at December 31, 2013	$546
At December 31, 2013 and 2012, we had approximately $0.5 million and $0.3 million of unrecognized tax benefits, respectively. We do not expect any significant change in unrecognized tax benefits during the next twelve months. The

Company records interest expense and penalties related to unrecognized tax benefits in income tax expense. The amount of accrued interest was not material at December 31, 2013 and 2012, respectively. No penalties were recognized in 2013 or accrued at December 31, 2013, and 2012 respectively. Unrecognized tax benefits of approximately $0.5 million which, if recognized, would favorably affect the Company’s effective income tax rate.
The Company files federal and state income tax returns. For years before 2009, the Company is no longer subject to California, Texas, and certain state state tax examinations. For tax year before 2010, the Company is no longer subject to Federal and certain other state tax examinations.
11. Related Party Transactions
Our notes payable, both before and after the recapitalization of March 19, 2012, are held by a number of lenders, some of whom also invested in our stock. As a result, these entities are considered related parties. Interest expense under these arrangements totaled $10.3 million, $11.1 million and $12.3 million for the years ended December 31, 2013, 2012 and 2011, respectively, and the debt extinguishment expense associated with the recapitalization totaled $3.3 million for the year ended December 31, 2012.
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
The Company collects principal and interest payments and collection costs on defaulted loans for various contracting agencies. Cash collections for some of the Company’s customers are held in trust in bank accounts controlled by the Company. The Company remits trust funds to the contracting agencies on a regular basis. The amount of cash held in trust and the related liability are separated from and not included in the Company’s assets and liabilities. Cash held in trust for customers totaled $1.1 million and $1.4 million at December 31, 2013 and 2012, respectively.

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
Date: March 14, 2014
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

Name	Title	Date

/s/ Lisa C. Im	Chief Executive Officer (Principal Executive Officer) and Director	March 14, 2014
Lisa C. Im

/s/ Hakan L. Orvell	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2014
Hakan L. Orvell

/s/ Dr. Jon D. Shaver	Chairman of the Board and Director	March 14, 2014
Dr. Jon D. Shaver

/s/ Todd R. Ford	Director	March 14, 2014
Todd R. Ford

/s/ Brian P. Golson	Director	March 14, 2014
Brian P. Golson

/s/ Bradley F. Fluegel	Director	March 14, 2014
Bradley F. Fluegel

/s/ Bruce Hansen	Director	March 14, 2014
Bruce Hansen

/s/ William D. Hansen	Director	March 14, 2014
William D. Hansen

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2013, 2012 and 2011
Allowance for doubtful accounts (in thousands):

Description	Balance at Beginning of Period	Additions Charged against Revenue	Recoveries	Charge-offs	Balance at End of Period
2013	$65	—	2	(35)	$32
2012	$77	—	2	(14)	$65
2011	$45	28	14	(10)	$77
Estimated allowance and liability for appeals – RAC Contract (in thousands):

Description	Balance at Beginning of	Additions Charged against Revenue	Appeals found in Providers Favor	Balance at End of Period
2013	$5,577	12,791	(1,925)	$16,443	*
2012	$934	8,589	(3,946)	5,577	*
2011	$101	1,743	(910)	934	*

*	Includes $1,160, $1,199 and $484 related to the estimated allowance for appeals that apply to uncollected accounts receivable as of 2013, 2012 and 2011, respectively.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1(b) to the Company’s Registration Statement on Form S-1/A filed July 23, 2012)

3.2	Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.2(b) to the Company’s Registration Statement on Form S-1/A filed July 23, 2012)

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