Form 10-Q
period 2014-03-31
Performant Financial Corp
filed 2014-05-09
CIK 1550695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
The number of shares of Common Stock outstanding as of May 5, 2014 was 48,456,967.

PERFORMANT FINANCIAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2014
INDEX

i

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except per share amounts)

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$90,743	$81,909
Trade accounts receivable, net of allowance for doubtful accounts of $32 and $32, respectively and estimated allowance for appeals of $743 and $1,160 respectively	16,987	19,649
Deferred income taxes	7,562	6,847
Prepaid expenses and other current assets	3,968	4,400
Debt issuance costs, current portion	1,039	1,055
Total current assets	120,299	113,860
Property, equipment, and leasehold improvements, net	26,977	26,247
Identifiable intangible assets, net	31,580	32,513
Goodwill	81,572	81,572
Debt issuance costs, net	2,539	2,789
Other assets	259	279
Total assets	$263,226	$257,260
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of notes payable	$22,217	$10,763
Accrued salaries and benefits	7,879	11,826
Accounts payable	1,500	2,383
Other current liabilities	4,353	5,311
Income taxes payable	5,492	103
Estimated liability for appeals	17,683	15,283
Total current liabilities	59,124	45,669
Notes payable, net of current portion	108,396	122,541
Deferred income taxes	12,016	12,612
Other liabilities	1,968	2,204
Total liabilities	181,504	183,026
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized, 500,000 shares at March 31, 2014 and December 31, 2013; issued and outstanding 48,457 and 48,316 shares at March 31, 2014 and December 31, 2013, respectively	5	5
Additional paid-in capital	50,934	49,791
Retained earnings	30,783	24,438
Total stockholders’ equity	81,722	74,234
Total liabilities and stockholders’ equity	$263,226	$257,260
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Revenues	$58,624	$49,363
Operating expenses:
Salaries and benefits	24,787	23,982
Other operating expenses	20,265	18,868
Total operating expenses	45,052	42,850
Income from operations	13,572	6,513
Interest expense	(2,704)	(2,965)
Income before provision for income taxes	10,868	3,548
Provision for income taxes	4,523	1,727
Net income	$6,345	$1,821
Net income per share
Basic	$0.13	$0.04
Diluted	$0.13	$0.04
Weighted average shares
Basic	48,427	46,121
Diluted	49,639	49,007
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity
For the Three Months Ended March 31, 2014
(In thousands)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2013	48,316	$5	$49,791	$24,438	$74,234
Exercise of stock options	141	—	45	—	45
Stock-based compensation expense	—	—	891	—	891
Income tax benefit from employee stock options	—	—	207	—	207
Net income	—	—	—	6,345	6,345
Balance at March 31, 2014	48,457	$5	$50,934	$30,783	$81,722
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$6,345	$1,821
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of asset	21	—
Depreciation and amortization	2,933	2,509
Deferred income taxes	(1,311)	—
Stock-based compensation	891	712
Interest expense from debt issuance costs and amortization of discount note payable	297	314
Changes in operating assets and liabilities:
Trade accounts receivable	2,662	3,620
Prepaid expenses and other current assets	432	(382)
Income tax receivable	—	(2,092)
Other assets	20	21
Accrued salaries and benefits	(3,947)	(3,139)
Accounts payable	(883)	33
Other current liabilities	(958)	(2,190)
Income taxes payable	5,389	(430)
Deferred revenue	—	(909)
Estimated liability for appeals	2,400	2,131
Other liabilities	(16)	(57)
Net cash provided by operating activities	14,275	1,962
Cash flows from investing activities:
Purchase of property, equipment, and leasehold improvements	(2,752)	(2,359)
Net cash used in investing activities	(2,752)	(2,359)
Cash flows from financing activities:
Repayment of notes payable	(2,691)	(2,760)
Proceeds from exercise of stock options	45	735
Income tax benefit from employee stock options	207	4,176
Payment of purchase obligation	(250)	(250)
Net cash provided by (used in) financing activities	(2,689)	1,901
Net increase in cash and cash equivalents	8,834	1,504
Cash and cash equivalents at beginning of period	81,909	37,843
Cash and cash equivalents at end of period	$90,743	$39,347
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$230	$1,550
Cash paid for interest	$2,401	$2,559

See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)

1. Organization and Description of Business

(a)	Basis of Presentation and Organization
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary (consisting only of normal recurring adjustments) for a fair presentation of our and our subsidiaries’ financial position at March 31, 2014, the results of our operations for the three months ended March 31, 2014 and 2013 and cash flows for the three months ended March 31, 2014 and 2013. Interim financial statements are prepared on a basis consistent with our annual consolidated financial statements. The interim financial statements included herein should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the years ended December 31, 2013, 2012 and 2011.
The Company is a leading provider of technology-enabled recovery and analytics services in the United States. The Company's services help identify, restructure and recover delinquent or defaulted assets and improper payments for both government and private clients in a broad range of markets. Company clients typically operate in complex and regulated environments and outsource their recovery needs in order to reduce losses on billions of dollars of defaulted student loans, improper healthcare payments and delinquent state tax and federal treasury receivables. The Company generally provides services on an outsourced basis, where we handle many or all aspects of the clients’ recovery processes.
The Company's consolidated financial statements include the operations of Performant Financial Corporation (PFC), its wholly owned subsidiary Performant Business Services, Inc., and its wholly owned subsidiaries Performant Recovery, Inc. (Recovery) and Performant Technologies, Inc. PFC is a Delaware corporation headquartered in California and was formed in 2003. Performant Business Services, Inc. is a Nevada corporation founded in 1997. Recovery is a California corporation founded in 1976. Performant Technologies, Inc. is a California corporation that was formed in 2004. All significant intercompany balances and transactions have been eliminated in consolidation.
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

(b)	Revenues, Accounts Receivable, and Estimated Liability for Appeals
Revenue is recognized upon the collection of defaulted loan and debt payments. Loan rehabilitation revenue is recognized when the rehabilitated loans are sold (funded) by clients. Incentive revenue is recognized upon receipt of official notification of incentive award from customers. Under the Company’s Medicare Recovery Audit Contractors or RAC contract with Centers for Medicare and Medicaid Services or CMS, the Company recognizes revenues when the healthcare provider has paid CMS for a given claim or offset. Providers have the right to appeal a claim and may pursue additional appeals if the initial appeal is found in favor of CMS. The Company accrues an estimated liability for appeals based on the amount of commissions received which are subject to appeal and which the Company estimates are probable of being returned to providers following successful appeal. At March 31, 2014, a total of $18.4 million was presented as an allowance against revenue, representing the Company’s estimate of claims that may be overturned. Of this amount, $0.7 million was related to amounts in accounts receivable and $17.7 million was related to commissions which had already been received. The $17.7 million balance at March 31, 2014, and the $15.3 million balance as of December 31, 2013, represents the Company’s best estimate of the probable amount of losses related to appeals of claims for which commissions were previously collected. In addition to the $17.7 million amount accrued at March 31, 2014, the Company estimates that it is reasonably possible that it could be required to pay an additional amount up to approximately $5.2 million as a result of potentially successful appeals. To the extent that required payments by the Company exceed the amount accrued, revenues in the applicable period would be reduced by the amount of the excess.

2. Property, Equipment, and Leasehold Improvements
Property, equipment, and leasehold improvements consist of the following at March 31, 2014 and December 31, 2013 (in thousands):

	March 31, 2014	December 31, 2013
Land	$1,767	$1,767
Building and leasehold improvements	5,869	5,773
Furniture, equipment, and automobile	5,001	4,932
Computer hardware and software	54,388	52,021
	67,025	64,493
Less accumulated depreciation and amortization	(40,048)	(38,246)
Property, equipment and leasehold improvements, net	$26,977	$26,247
Depreciation and amortization expense of property, equipment and leasehold improvements was $2.0 million and $1.6 million for the three months ended March 31, 2014 and 2013, respectively.
3. Credit Agreement
On March 19, 2012, the Company recapitalized entering into a credit agreement (the Agreement) consisting of a Term A Loan of $57.0 million, a Term B Loan of $79.5 million, and a revolving credit facility of $11.0 million. In connection with the recapitalization, our old credit facility, scheduled to mature in 2012, was extinguished, and our indebtedness on the old facility was paid in full. On June 28, 2012, the Agreement was amended to increase the Term B Loan to $99.0 million. Scheduled payments under the Agreement for the next five years and thereafter are as follows (in thousands):

Year Ending December 31,	Amount
Remainder of 2014	$8,073
2015	10,763
2016	10,763
2017	9,996
2018	91,018
Thereafter	—
Total	$130,613
The Term A Loan is charged interest either at Prime (subject to a 2.50% floor) +4.25% or LIBOR (subject to a 1.50% floor) +5.25%, which was 6.75% at March 31, 2014. The Term A loan requires quarterly payments of $2.5 million, with the remaining outstanding principal balance due March 19, 2017. As of March 31, 2014, the Term A loan ending balance, including the current portion was $36.0 million.
The Term B loan is charged interest at Prime +4.75% (subject to a 2.50% floor) or LIBOR (subject to a 1.50% floor) +5.75% which was 7.25% at March 31, 2014. The Term B loan requires quarterly payments of $0.2 million, with the outstanding principal balance due March 19, 2018. As of March 31, 2014, the Term B loan ending balance, including the current portion was $94.6 million.
The Company has a line of credit under the Agreement which allows for borrowings of up to $11.0 million. Borrowings accrue interest at Prime +4.25% or LIBOR +5.25%, which was 6.75% at March 31, 2014. Both the Prime and the LIBOR alternatives are subject to minimum rate floors. In addition, a facility fee of 0.5% is assessed on the commitment amount. There were no outstanding borrowings under this line of credit at March 31, 2014, other than letters of credit outstanding in the amount of $1.6 million, leaving remaining borrowing capacity under the line of credit of $9.4 million at March 31, 2014. The line of credit expires in March 19, 2017.
The Agreement contains a prepayment provision which requires the Company to perform an annual excess cash flow computation based on earnings before interest, taxes, depreciation and amortization compared to changes in working capital. Based on the results of this computation the Company expects to make a prepayment of approximately $11.5 million to the lenders in May 2014, which has been included in the current maturities of notes payable on the March 31, 2014 balance sheet.

The Agreement contains certain restrictive financial covenants, which require, among other things, that we meet a minimum fixed charge coverage ratio of 1.20 and maximum total debt to EBITDA ratio of 3.25. Additionally, these covenants restrict the Company and its subsidiaries’ ability to incur certain types or amounts of indebtedness, incur liens on certain assets, make material changes in corporate structure or the nature of its business, dispose of material assets, engage in a change in control transaction, make certain foreign investments, enter into certain restrictive agreements, or engage in certain transactions with affiliates. We were in compliance with all such covenants at March 31, 2014.
4. Commitments and Contingencies
We have entered into various non-cancelable operating lease agreements for certain of our office facilities and equipment with original lease periods expiring between 2014 and 2020. Certain of these arrangements have free rent periods and /or escalating rent payment provisions, and we recognize rent expense under such arrangements on a straight-line basis.
Future minimum rental commitments under non-cancelable leases as of March 31, 2014 are as follows (in thousands):

Year Ending December 31,	Amount
Remainder of 2014	$1,625
2015	1,908
2016	1,577
2017	1,118
2018	308
Thereafter	463
Total	$6,999
Operating lease expense was $0.7 million and $0.6 million for the three months ended March 31, 2014 and 2013, respectively.
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
6. Stock-based Compensation
(a) Stock Options
Total stock-based compensation expense charged as salaries and benefits expense in the consolidated statements of operations was $0.9 million and $0.7 million for the three months ended March 31, 2014 and 2013, respectively.
The following table shows stock option activity for the three months ended March 31, 2014:

	Outstanding Options	Weighted average exercise price per share	Weighted average remaining contractual life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2013	5,212,821	$6.03	6.62	$23,466
Granted	—	—
Forfeited	(13,745)	10.60
Exercised	(141,256)	0.56
Outstanding at March 31, 2014	5,057,820	$6.17	6.51	$18,935
Vested, exercisable, and expected to vest(1) at March 31, 2014	4,954,036	$6.09	6.47	$18,879
Exercisable at March 31, 2014	2,923,021	$3.48	5.29	$17,491

(1)	Options expected to vest reflect an estimated forfeiture rate.

The Company recognizes share-based compensation costs as expense on a straight-line basis over the option vesting period, which generally is four to five years.
(b) Restricted Stock Units
The following table summarizes restricted stock unit activity for the three months ended March 31, 2014:

	Number of Awards	Weighted average grant date fair value per share
Outstanding at December 31, 2013	5,263	$10.59
Granted	13,495	7.41
Forfeited	—	—
Vested and converted to shares	—	—
Outstanding at March 31, 2014	18,758	$8.30
Expected to vest at March 31, 2014	18,758	$8.30
As of March 31, 2014, there was $0.1 million of compensation expense that has yet to be recognized related to non-vested restricted stock units. This expense is expected to be recognized over the remaining weighted-average vested period of approximately four years. None of the restricted stock units vested during the three months ended March 31, 2014. Restricted stock units granted under the Performant Financial Corporation 2012 Stock Incentive Plan generally vest over four years. The company did not realize any tax benefits related to the restricted stock units during the three months ended March 31, 2014.
7. Income Taxes
Our effective income tax rate changed to 41.6% for the three months ended March 31, 2014 from 48.7% for the three months ended March 31, 2013. The decrease in the effective rate is primarily due to the one-time nondeductible secondary offering expenses that occurred in the quarter ended March 31, 2013.
We file income tax returns with the U.S. federal government and various state jurisdictions. We operate in a number of state and local jurisdictions, most of which have never audited our records. Accordingly, we are subject to state and local income tax examinations based upon the various statutes of limitations in each jurisdiction. For tax years before 2009, the Company is no longer subject to Federal and certain other state tax examinations. However, we are currently being examined by the state of Florida for tax years 2009, 2010 and 2011.
8. Earnings per Share
For the three months ended March 31, 2014 and 2013, basic income per share is calculated by dividing net income by the sum of the weighted average number of shares of Common Stock outstanding during the period. Diluted income per share is calculated by dividing net income by the weighted average number of shares of Common Stock and dilutive common share equivalents outstanding during the period. Common share equivalents consist of stock options and restricted stock units. The Company excluded 2,735,489 options and 2,539,000 options from the calculation of diluted earnings per share for the three months ended March 31, 2014 and 2013, respectively, whose combined exercise price, unamortized fair value and excess tax benefits were greater during the period than the average price for the Company’s common stock because their effect would be anti-dilutive.

The following table reconciles the basic to diluted weighted average shares outstanding using the treasury stock method (shares in thousands):

	Three Months Ended March 31,
	2014	2013
Weighted average shares outstanding – basic	48,427	46,121
Dilutive effect of stock options	1,212	2,886
Weighted average shares outstanding – diluted	49,639	49,007
9. Subsequent Events
We have evaluated subsequent events through the date these consolidated financial statements were issued and there are no other events that have occurred that would require adjustments or disclosures to our consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
You should read the following discussion in conjunction with our condensed consolidated financial statements (unaudited) and related notes included elsewhere in this report. This report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” under Item 1A of Part II of this report. In light of these risks, uncertainties and assumptions, the forward-looking events and trends discussed in this report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Forward-looking statements include, but are not limited to, statements about our: opportunities and expectations for growth in the student lending, healthcare and other markets; anticipated trends and challenges in our business and competition in the markets in which we operate; our client relationships and our ability to maintain such client relationships; the adaptability of our technology platform to new markets and processes; our ability to invest in and utilize our data and analytics capabilities to expand our capabilities; the sufficiency of our appeals reserve; our growth strategy of expanding in our existing markets and considering strategic alliances or acquisitions; our ability to meet our liquidity and working capital needs; maintaining, protecting and enhancing our intellectual property; our expectations regarding future expenses; expected future financial performance; and our ability to comply with and adapt to industry regulations and compliance demands. The forward-looking statements in this report speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
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

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Student Lending	$39,430	$33,272
Healthcare	13,586	10,285
Other	5,608	5,806
Total Revenues	$58,624	$49,363

Student Lending
We derive the majority of our revenues from the recovery of student loans. These revenues are contract-based and consist primarily of contingency fees based on a specified percentage of the amount we enable our clients to recover. Our contingency fee percentage for a particular recovery depends on the type of recovery facilitated. We also receive incremental performance incentives based upon our performance as compared to other contractors with the Department of Education, which are comprised of additional inventory allocation volumes and incentive fees. We are currently subject to a competitive rebidding process for the next contract with the Department of Education, but this process was suspended until further notice by the Department of Education in April 2014. We do not believe that this suspension will have an impact on our 2014 revenues, because we will continue to operate under the existing contract.
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
For certain guaranty agency, or GA, clients, we have entered into Master Service Agreements, or MSAs. Under these agreements, clients provide their entire inventory of outsourced loans or receivables to us for recovery on an exclusive basis, rather than just a portion, as with traditional contracts that are split among various service providers. In certain circumstances, we engage subcontractors to assist in the recovery of a portion of the client’s portfolio. We also receive success fees for the recovery of loans under MSAs and our revenues under MSA arrangements include fees earned by the activities of our subcontractors. As of March 31, 2014, we had three MSA clients in the student loan market.
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

	Three Months Ended March 31,
	2014	2013
	(dollars in thousands)
Student Lending:
Placement Volume	$1,443,821	$1,745,281
Placement Revenue as a percentage of Placement Volume	2.73%	1.91%
Healthcare:
Net Claim Recovery Volume	$120,347	$90,410
Claim Recovery Fee Rate	11.29%	11.38%
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

Our ability to make claims under the RAC contract are currently set to expire on June 1, 2014. In planning for the award of the next RAC contracts, CMS has been developing transition procedures that will affect our operations during the transition period. In this regard, CMS permitted us to submit medical records requests until February 21, 2014. In addition, CMS has placed restrictions on the types of claims and the amount of certain medical records requests that we may make during the transition period, and CMS has maintained a long-running prohibition on requesting medical records from PIP providers other than for a three week period that began in late October 2013. We expect that these transition rules will have an adverse effect on our revenues during 2014.
In addition, CMS has implemented rules that, during the period October 1 through September 30, 2014, we and the other RAC contractors will not be able to review and audit (i) whether inpatient care delivered to patients with hospital stays lasting less than two midnights was medically necessary and therefore deserving of the higher reimbursement levels under Medicare Part A or (ii) whether inpatient treatment was medically necessary for admissions spanning more than two midnights. In connection with these restrictions, hospitals cannot bill CMS for outpatient services on hospital stays lasting less than two midnights during such period. Also during this time, CMS has initiated a provider education and compliance review program.
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
Contingency Fees
Our revenues consist primarily of contract-based contingency fees. The contingency fee percentages that we earn are set by our clients or agreed upon during the bid process, and may change from time to time either under the terms of existing contracts or pursuant to the terms of contract renewals. For example, we have been advised that our contractual arrangement with the Department of Education is under review as a result of the Department of Education’s decision to have its recovery vendors promote IBR to defaulted student loans. The IBR program provides flexibility on the required monthly payment for student loan borrowers at an amount intended to be affordable based on a borrower’s income and family size. As a result of the increased application of the IBR program to defaulted student loans, we expect that there will be an increase in the number of loans that become eligible for rehabilitation because more defaulted student loan borrowers will be able to make qualifying payments. In connection with the implementation of the IBR program, the Department of Education reduced the contingency fee rate that we receive for rehabilitating student loans by approximately 13% effective March 1, 2013. In addition, the Bipartisan Budget Act of 2013, which was signed into law by President Obama on December 26, 2013, reduced the compensation paid to GAs for the rehabilitation of student loans, effective July 1, 2014. This "revenue enhancement" measure will reduce from 18.5% to 16% of the outstanding loan balance, the amount that GAs can charge borrowers when a rehabilitated loan is sold and will eliminate entirely the GAs retention of 18.5% of the outstanding loan balance as a fee for rehabilitation services. We believe that the reduction in compensation that the GAs receive will impact the contingency fee percentage that we receive from the GAs for assisting in the rehabilitation of defaulted student loans, and we believe that this reduction will decrease our revenues by between $5 million and $15 million in 2014.
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
Our contract with CMS for the recovery of improper Medicare payments began generating significant revenues during 2011 and represented 26% of our total revenues for the year ended December 31, 2013. Our audit work under the RAC contract is currently set to expire in June 2014, and we are currently participating in a competitive bidding process for the next RAC contact. We believe this process was delayed due in part to protests filed by our competitors, which were subsequently denied by the Government Accountability Office, or GAO, in April 2014. While we believe our performance under the existing agreement and the experience we have gained in performing this contract position us well to renew the agreement, failure to renew the agreement or renewal on substantially less favorable terms could significantly harm our revenues and results of operations.
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
Revenue Recognition
The majority of our contracts are contingency fee based. We recognize revenues on these contingency fee based contracts when third-party payors remit payments to our clients or remit payments to us on behalf of our clients, and, consequently, the contingency is deemed to have been satisfied. Under our RAC contract with CMS, we recognize revenues when the healthcare provider has paid CMS for a given claim or incurs an offset against future Medicare claims. Providers have the right to appeal a claim and may pursue additional appeals if the initial appeal is found in favor of CMS. We accrue an estimated liability for appeals based on the amount of commissions received which are subject to appeal and which we estimate are probable of being returned to providers following successful appeal. This estimated liability for appeals is an offset to revenues on our income statement. Our estimates are based on our historical experience with appeals activity under our CMS contract since January 2010. The $17.7 million balance as of March 31, 2014, represents our best estimate of the probable amount of losses related to appeals of claims for which commissions were previously collected and recognized as revenues. We estimate that it is reasonably possible that we could be required to pay an additional amount up to approximately $5.2 million as a result of potentially successful appeals in excess of the amount we reserved as of March 31, 2014. To the extent that required payments by us related to successful appeals exceed the amount accrued, revenues in the applicable period would be reduced by the amount of the excess. We similarly accrue an allowance against accounts receivable related to commissions yet to be collected, which was $0.7 million as of March 31, 2014, based on the same estimates used to establish the estimated liability for appeals of commissions received. Our inability to correctly estimate the estimated liabilities and allowance against accounts receivable could adversely affect our revenues in future periods.
Goodwill
We periodically review the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether an impairment may exist. GAAP requires that goodwill and certain intangible assets not subject to amortization be assessed annually for impairment using fair value measurement techniques.
Specifically, goodwill impairment is determined using a two-step test. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its book value, including goodwill. If the fair value of the reporting unit exceeds its book value, goodwill is considered not impaired and the second step of the impairment test is unnecessary. If the book value of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the book value of that goodwill. If the book value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. There was no impairment expense for goodwill for the three months ended March 31, 2014.
Impairments of Depreciable Intangible Assets
We evaluate depreciable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Depreciable intangible assets consist of client contracts and related relationships, and are being amortized over their estimated useful life, which is generally 20 years. We evaluate the client contracts intangible at the individual contract level. The recoverability of such assets is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There was no impairment expense for depreciable intangible assets for the three months ended March 31, 2014.

Results of Operations
Three Months Ended March 31, 2014 compared to the Three Months Ended March 31, 2013
The following table represents our historical operating results for the periods presented:

	Three Months Ended March 31,
	2014	2013	$ Change	% Change
	(in thousands)
Consolidated Statement of Operations Data:
Revenues	$58,624	$49,363	$9,261	19%
Operating expenses:
Salaries and benefits	24,787	23,982	805	3%
Other operating expenses	20,265	18,868	1,397	7%
Total operating expenses	45,052	42,850	2,202	5%
Income from operations	13,572	6,513	7,059	108%
Interest expense	(2,704)	(2,965)	261	(9)%
Income before provision for income taxes	10,868	3,548	7,320	206%
Provision for income taxes	4,523	1,727	2,796	162%
Net income	$6,345	$1,821	$4,524	248%
Revenues
Revenues were $58.6 million for the three months ended March 31, 2014, an increase of approximately 19%, compared to total revenues of $49.4 million for the three months ended March 31, 2013.
Student lending revenues were $39.4 million for the three months ended March 31, 2014, representing an increase of $6.2 million, or 19%, compared to the three months ended March 31, 2013. This increase was primarily a result of an increase of placements of defaulted student loans during early 2013, which led to an increase in rehabilitation revenues for the three months ended March 31, 2014.
Healthcare revenues were $13.6 million for the three months ended March 31, 2014, representing an increase of $3.3 million, or 32%, compared to the three months ended March 31, 2013. This increase is primarily due to lower Q1 2013 revenues resulting from our inability to audit certain healthcare providers in the fourth quarter of 2012 following Hurricane Sandy.

Salaries and Benefits
Salaries and benefits expense was $24.8 million for the three months ended March 31, 2014, an increase of $0.8 million, or 3%, compared to salaries and benefits expense of $24.0 million for the three months ended March 31, 2013. This increase in salaries and benefits expense was due primarily to a higher level of incentive pay as a result of an increase in the company's revenues and operating performance.
Other Operating Expenses
Other operating expenses were $20.3 million for the three months ended March 31, 2014, an increase of $1.4 million, or 7%, compared to other operating expenses of $18.9 million for the three months ended March 31, 2013. The net increase in other operating expenses was mainly due to higher levels of recovery activity, including higher subcontractor and data services expense, accompanied by higher IT consulting and professional services expense in the current period. These increases were partially offset by $1.6 million of secondary offering costs included in the three months ended March 31, 2013.
Income from Operations
Income from operations was $13.6 million for the three months ended March 31, 2014, compared to $6.5 million for the three months ended March 31, 2013, representing an increase of $7.0 million, or 108%. This increase is primarily the result of revenue growth from our student loan and healthcare activities during the three months ended March 31, 2014, offset by $1.6 million of offering costs included in the three months ended March 31, 2013.

Interest Expense
Interest expense was $2.7 million for the three months ended March 31, 2014, compared to $3.0 million for the three months ended March 31, 2013. Interest expense decreased $0.3 million due to repayments of principal under our credit agreement, resulting in a lower outstanding balance.
Income Taxes
Income tax expense was $4.5 million for the three months ended March 31, 2014, compared to $1.7 million for the three months ended March  31, 2013. Our effective income tax decreased to 41.6% for the three months ended March 31, 2014, from 48.7% for the three months ended March  31, 2013. The decrease in our effective tax rate is primarily due to the one-time nondeductible secondary offering expenses that occurred in the three months ended March 31, 2013.
Net Income
As a result of the factors described above, net income was $6.3 million for the three months ended March 31, 2014, which represented an increase of $4.5 million, or 248% compared to net income of $1.8 million for the three months ended March 31, 2013.

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

Because of these limitations, you should consider adjusted EBITDA and adjusted net income alongside other financial performance measures, including net income and our other GAAP results. The following tables present a reconciliation of adjusted EBITDA and adjusted net income for each of the periods indicated:

	Three Months Ended March 31,
	2014	2013
Adjusted EBITDA:
Net income	$6,345	$1,821
Provision for income taxes	4,523	1,727
Interest expense	2,704	2,965
Secondary offering expense (1)	—	1,624
Depreciation and amortization	2,933	2,509
Stock based compensation	891	712
Adjusted EBITDA	$17,396	$11,358

	Three Months Ended March 31,
	2014	2013
Adjusted Net Income:
Net income	$6,345	$1,821
Secondary offering expense (1)	—	1,624
Stock based compensation	891	712
Amortization of intangibles (2)	933	933
Deferred financing amortization costs (3)	267	285
Tax adjustments (4)	(836)	(1,422)
Adjusted Net Income	$7,600	$3,953

(1)	Represents direct and incremental costs associated with the Company’s secondary offering in February 2013.

(2)
Represents amortization of capitalized expenses related to the acquisition of Performant by an affiliate of Parthenon Capital Partners in 2004, and also an acquisition in the first quarter of 2012 to enhance our analytics capabilities.

(3)	Represents amortization of capitalized financing costs related to debt offerings conducted in 2012.

(4)	Represents tax adjustments assuming a marginal tax rate of 40%.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, our credit agreement, and the proceeds received from our initial public offering on August 15, 2012. Cash and cash equivalents, which totaled $90.7 million as of March 31, 2014, consist primarily of cash on deposit with banks. We expect that operating cash flows will continue to be a primary source of liquidity for our operating needs. There are currently no borrowings outstanding under our revolving credit facility other than $1.6 million letters of credit. Due to our operating cash flows, our existing cash and cash equivalents and availability under our revolving credit facility, we believe that we have the ability to meet our working capital and capital expenditure needs for the foreseeable future.
The increase in the balance of our cash and cash equivalents compared with the end of the fourth quarter of 2013 was primarily due to increased cash generated from operations of $14.3 million, partially offset by principal repayments of $2.7 million on our long-term debt and $2.8 of capital expenditures.
Cash flows from operating activities
The increase in net cash provided by operating activities for the three months ended March 31, 2014 was primarily due to net income of $6.3 million, an increase in income taxes payable of $5.4 million, and a decrease in trade accounts receivable of $2.7 million, partially offset by various working capital fluctuations such as a decrease in accrued salaries and benefits of $3.9 million.

Cash flows from investing activities
Cash used in investing activities for the three months ended March 31, 2014 was due to higher capital expenditures of $2.8 million related to information technology, data storage, hardware, telecommunication systems and security enhancements to our environment software.
Cash flows from financing activities
Cash used in financing activities for the three months ended March 31, 2014 was primarily attributable to repayments of principal of $2.7 million on long-term debt.
Long-term Debt
On March 19, 2012, we, through our wholly owned subsidiary, entered into a $147.5 million credit agreement with Madison Capital Funding LLC as administrative agent, ING Capital LLC as syndication agent, and other lenders party thereto. The senior credit facility consists of (i) a $57.0 million term A loan that matures in March 2017, (ii) a $79.5 million term B loan that matures in March 2018, and (iii) a $11.0 million revolving credit facility that expires in March 2017, which had a borrowing capacity of $9.4 million as of March, 2014. On June 28, 2012, we increased the amount of our borrowings under our term B loan by $19.5 million. Up to March 19, 2014, we had the ability to request the lenders to increase the size of the term B loan or other term loans by up to an additional $10.5 million. We did not request such an increase.
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

The credit agreement requires us to prepay the two term loans on a prorated basis and then to prepay the revolving credit facility under certain circumstances: (i) with 100% of the net cash proceeds of any asset sale or other disposition of assets by us or our subsidiaries where the net cash proceeds exceed $1 million, (ii) with a percentage of our annual excess cash flow each year where such percentage ranges from 25%-75% depending on our total debt to EBITDA ratio reduced by any voluntary prepayments that are made on our term loans during the same period and (iii) with any net cash proceeds from a qualified initial public offering by us, less net proceeds applied to redeem any outstanding preferred equity or convertible debt, to pay a common shareholder dividend not to exceed $20 million or, if we comply with an adjusted EBITDA ratio set forth in the agreement, to our cash balances in an amount not to exceed $75 million. With respect to (ii) above, the Company expects to make a prepayment of approximately $11.5 million to the lenders in May 2014. This expected payment has been included in the current maturities of notes payable on the Company's March 31, 2014 balance sheet included elsewhere in this report on Form 10-Q.
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
The credit agreement also requires us to meet certain financial covenants, including maintaining a fixed charge coverage ratio and a total debt to EBITDA ratio as such terms are defined in our credit agreement. These financial covenants are tested at the end of each quarter. The table below further describes these financial covenants, as well as our current status under these covenants as of March 31, 2014.

Financial Covenant	Covenant Requirement	Actual Ratio at March 31, 2014
Fixed charge coverage ratio (minimum)	1.20 to 1.0	2.56
Total debt to EBITDA ratio (maximum)	3.25 to 1.0	1.38
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We do not hold or issue financial instruments for trading purposes. We conduct all of our business in U.S. currency and therefore do not have any material direct foreign currency risk. We do have exposure to changes in interest rates with respect to the borrowings under our senior secured credit facility, which bear interest at a variable rate based on the prime rate or Libor. For example, if the interest rate on our borrowings increased 100 basis points (1%) from the credit facility floor of 1.5%, our annual interest expense would increase by approximately $1.3 million. In July 2012, we entered into an interest rate cap agreement per the terms of our senior secured credit agreement. The interest rate cap agreement is effective beginning in October 2012, and matures in October 2014, with a total notional amount of $75 million and a cap on Libor at 2.0%. If the Libor rate were to increase by 100 basis points (1.0%) above the credit facility floor of 1.5% for a year, we would receive a payment from the interest rate cap of approximately $0.3 million.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended March 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Our existing contracts with the Department of Education and CMS are currently subject to rebidding processes. The Department of Education and CMS were responsible for approximately 20.2% and 26.2% of our revenue for the year ended December 31, 2013, respectively. While the Department of Education has initiated a contract re-compete process, this process was suspended until further notice by the Department of Education in April 2014. We are currently participating in a competitive bidding process for the next RAC contract, but this process has been and may continue to be delayed due in part to protests or lawsuits filed by our competitors with respect to the terms proposed for the next RAC contract. While we believe our performance under existing contracts with the Department of Education and CMS and the experience we have gained in performing under these contracts position us well to renew both of these agreements, failure to retain either of these agreements or a significant adverse change in the terms of either of these agreements upon any renewal would seriously harm our revenues and our operating results.
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
Our ability to make claims under the RAC contract are currently set to expire in June 2014. In planning for the award of the next RAC contracts, CMS has announced transition procedures that will affect our operations during the transition period. In this regard, CMS permitted us to submit medical records requests until February 21, 2014. In addition, CMS has placed restrictions on the types of claims and the amount of certain medical records requests that we may make during the transition period, and CMS has maintained a long-running prohibition on requesting medical records from PIP providers. We expect that these transition rules will have an adverse effect on our revenues during 2014. Further, protests have been filed in connection with the new RAC contract although the GAO recently denied these protests, and any delay in the award of the new RAC contract as a result of future protests or lawsuits would have an adverse impact on our future revenues in light of these transition rules. Lastly, given the uncertainties surrounding the timing of the RAC contract renewal period and the final scope of the transition rules, we may be required to retain certain employees whose services may not be required during the transition period, or may terminate certain employees who we may not be able to re-hire in the future, either of which could have an adverse impact on our business and future revenues.
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
We have historically derived and are likely to continue to derive a significant portion of our revenues from the U.S. federal government. For the year ended December 31, 2013, revenues under contracts with the U.S. federal government accounted for approximately 48% of our total revenues, compared to 42% for the year ended December 31, 2012. In addition, fees payable by the U.S. federal government are expected to become a larger percentage of our total revenues over the next several years as a result of legislation that has transferred responsibility for all new student loan origination to the Department of Education. The continuation and exercise of renewal options on existing government contracts and any new government contracts are, among other things, contingent upon the availability of adequate funding for the applicable federal government agency. Changes in federal government spending could directly affect our financial performance. For example, the Bipartisan Budget Act of 2013, which was signed into law by President Obama on December 26, 2013, reduced the compensation paid to GAs for the rehabilitation of student loans, effective July 1, 2014. This "revenue enhancement" measure will reduce from 18.5% to 16% of the outstanding loan balance, the amount that GAs can charge borrowers when a rehabilitated loan is sold by the GA and will eliminate entirely the GAs retention of 18.5% of the outstanding loan balance as a fee for rehabilitation services. We believe that the reduction in compensation the GAs receive will impact the contingency fee percentage that we receive from the GAs for assisting in the rehabilitation of defaulted student loans, and we believe that this reduction will decrease our revenues by between $5 million and $15 million in 2014. Any additional decrease in this contingency fee percentage would result in a further decrease of our revenues. The loss of business from the U.S. federal government, or significant policy changes or financial pressures within the agencies of the U.S. federal government that we serve would result in a significant decrease in our revenues, which would adversely affect our business, financial condition and results of operations.
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
Our revenues and operating results could vary significantly from period-to-period and may fail to match our past performance because of a variety of factors, some of which are outside of our control. Any of these factors could cause the price of our common stock to fluctuate. Factors that could contribute to the variability of our operating results include:

•	the amount of defaulted student loans and other receivables that our clients place with us for recovery;

•	the timing of placements of student loans and other receivables which are entirely in the discretion of our clients;

•	the schedules of government agencies for awarding contracts including the impact of any protests or lawsuits filed in connection with the award of any such contracts;

•	our ability to successfully identify improper Medicare claims and the number and type of potentially improper claims that CMS authorizes us to pursue under our RAC contact;

•	the loss or gain of significant clients or changes in the contingency fee rates or other significant terms of our business arrangements with our significant clients;

•	technological and operational issues that may affect our clients and regulatory changes in the markets we service; and

•	general industry and macroeconomic conditions.
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
Similarly, in our healthcare markets, our claim recovery volume related to PIP providers in our region has been limited and we estimate that PIP providers in our region account for approximately 20% of Medicare claims. PIP providers are reimbursed for Medicare claims through different processes than other healthcare providers, and technology adjustments were necessary to permit automated processing of claims involving PIP providers. Prior to April 2012, we were not permitted to audit Medicare claims for these PIP providers and the improper payments to PIP providers that we identified beginning in April 2012 were not processed by CMS until January 2013, when a small portion of such payments began to be processed manually, and CMS implemented the system adjustment necessary for automated processing of claims in June 2013. However, we are still not permitted to audit Medicare claims for these PIP providers due to the contract transition procedures implemented by CMS

Downturns in domestic or global economic conditions and other macroeconomic factors could harm our business and results of operations.
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
Parthenon Capital Partners beneficially owns approximately 32.4% of our common stock as of May 5, 2014. As a result of its ownership, Parthenon Capital Partners has the ability to influence the outcome of matters submitted to a vote of stockholders and, through our board of directors, the ability to influence decision-making with respect to our business direction and policies. Parthenon Capital Partners may have interests different from our other stockholders’ interests, and may vote in a manner adverse to those interests. Matters over which Parthenon Capital Partners can, directly or indirectly, exercise influence include:the election of our board of directors and the appointment and removal of our officers;

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

PERFORMANT FINANCIAL CORPORATION
Date: May 9, 2014
By:
Lisa Im

Chief Executive Officer (Principal Executive Officer) and Director

By:
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