Form 10-Q
period 2014-06-30
Performant Financial Corp
filed 2014-08-08
CIK 1550695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
The number of shares of Common Stock outstanding as of August 8, 2014 was 48,728,072.

PERFORMANT FINANCIAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2014
INDEX

i

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except per share amounts)

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$81,461	$81,909
Trade accounts receivable, net of allowance for doubtful accounts of $32 and $32, respectively and estimated allowance for appeals of $359 and $1,160, respectively	16,634	19,649
Deferred income taxes	7,815	6,847
Prepaid expenses and other current assets	3,142	4,400
Debt issuance costs, current portion	1,021	1,055
Total current assets	110,073	113,860
Property, equipment, and leasehold improvements, net	27,171	26,247
Identifiable intangible assets, net	30,648	32,513
Goodwill	81,572	81,572
Debt issuance costs, net	2,291	2,789
Other assets	249	279
Total assets	$252,004	$257,260
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of notes payable	$9,819	$10,763
Accrued salaries and benefits	9,207	11,826
Accounts payable	1,443	2,383
Other current liabilities	3,713	5,311
Income taxes payable	246	103
Estimated liability for appeals	18,401	15,283
Total current liabilities	42,829	45,669
Notes payable, net of current portion	106,885	122,541
Deferred income taxes	11,500	12,612
Other liabilities	1,871	2,204
Total liabilities	163,085	183,026
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized, 500,000 shares at June 30, 2014 and December 31, 2013; issued and outstanding 48,534 and 48,316 shares at June 30, 2014 and December 31, 2013, respectively	5	5
Additional paid-in capital	52,218	49,791
Retained earnings	36,696	24,438
Total stockholders’ equity	88,919	74,234
Total liabilities and stockholders’ equity	$252,004	$257,260
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$57,419	$69,155	$116,043	$118,518
Operating expenses:
Salaries and benefits	24,269	23,900	49,056	47,882
Other operating expenses	20,381	22,883	40,646	41,751
Total operating expenses	44,650	46,783	89,702	89,633
Income from operations	12,769	22,372	26,341	28,885
Interest expense	(2,605)	(2,924)	(5,309)	(5,889)
Income before provision for income taxes	10,164	19,448	21,032	22,996
Provision for income taxes	4,251	8,253	8,774	9,980
Net income	$5,913	$11,195	$12,258	$13,016
Net income per share
Basic	$0.12	$0.24	$0.25	$0.28
Diluted	$0.12	$0.23	$0.25	$0.26
Weighted average shares
Basic	48,486	47,551	48,457	46,840
Diluted	49,686	49,436	49,662	49,205
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity
For the Six Months Ended June 30, 2014
(In thousands)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2013	48,316	$5	$49,791	$24,438	$74,234
Exercise of stock options	218	—	137	—	137
Stock-based compensation expense	—	—	1,782	—	1,782
Income tax benefit from employee stock options	—	—	508	—	508
Net income	—	—	—	12,258	12,258
Balance at June 30, 2014	48,534	$5	$52,218	$36,696	$88,919
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$12,258	$13,016
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of asset	22	—
Depreciation and amortization	5,991	5,138
Deferred income taxes	(2,080)	(895)
Stock-based compensation	1,782	1,422
Interest expense from debt issuance costs and amortization of discount note payable	593	641
Changes in operating assets and liabilities:
Trade accounts receivable	3,015	(621)
Prepaid expenses and other current assets	1,258	156
Income tax receivable	—	(2,094)
Other assets	30	44
Accrued salaries and benefits	(2,619)	(1,133)
Accounts payable	(940)	642
Other current liabilities	(1,598)	119
Income taxes payable	143	(430)
Deferred revenue	—	(909)
Estimated liability for appeals	3,118	4,517
Other liabilities	106	(355)
Net cash provided by operating activities	21,079	19,258
Cash flows from investing activities:
Purchase of property, equipment, and leasehold improvements	(5,072)	(6,082)
Net cash used in investing activities	(5,072)	(6,082)
Cash flows from financing activities:
Repayment of notes payable	(16,600)	(9,083)
Proceeds from exercise of stock options	137	1,441
Income tax benefit from employee stock options	508	8,172
Payment of purchase obligation	(500)	(250)
Net cash provided by (used in) financing activities	(16,455)	280
Net increase (decrease) in cash and cash equivalents	(448)	13,456
Cash and cash equivalents at beginning of period	81,909	37,843
Cash and cash equivalents at end of period	$81,461	$51,299
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$10,186	$5,225
Cash paid for interest	$4,705	$5,195

See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2014 and 2013
(Unaudited)

1. Organization and Description of Business

(a)	Basis of Presentation and Organization
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary (consisting only of normal recurring adjustments) for a fair presentation of our and our subsidiaries’ financial position at June 30, 2014, the results of our operations for the three and six months ended June 30, 2014 and 2013 and cash flows for the six months ended June 30, 2014 and 2013. Interim financial statements are prepared on a basis consistent with our annual consolidated financial statements. The interim financial statements included herein should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the years ended December 31, 2013, 2012 and 2011.
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

(b)	Revenues, Accounts Receivable, and Estimated Liability for Appeals
Revenue is recognized upon the collection of defaulted loan and debt payments. Loan rehabilitation revenue is recognized when the rehabilitated loans are sold (funded) by clients. Incentive revenue is recognized upon receipt of official notification of incentive award from customers. Under the Company’s Medicare Recovery Audit Contractor, or RAC, contract with Centers for Medicare and Medicaid Services, or CMS, the Company recognizes revenues when the healthcare provider has paid CMS for a given claim or offset. Providers have the right to appeal a claim and may pursue additional appeals if the initial appeal is found in favor of CMS. The Company accrues an estimated liability for appeals based on the amount of commissions received which are subject to appeal and which the Company estimates are probable of being returned to providers following successful appeal. At June 30, 2014, a total of $18.8 million was presented as an allowance against revenue, representing the Company’s estimate of claims that may be overturned. Of this amount, $0.4 million was related to amounts in accounts receivable and $18.4 million was related to commissions which had already been received. The $18.4 million balance at June 30, 2014, and the $15.3 million balance as of December 31, 2013, represents the Company’s best estimate of the probable amount of losses related to appeals of claims for which commissions were previously collected. In addition to the $18.4 million amount accrued at June 30, 2014, the Company estimates that it is reasonably possible that it could be required to pay an additional amount up to approximately $5.4 million as a result of potentially successful appeals. To the extent that required payments by the Company exceed the amount accrued, revenues in the applicable period would be reduced by the amount of the excess.

(c)	Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09) "Revenue from Contracts with Customers." ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.

2. Property, Equipment, and Leasehold Improvements
Property, equipment, and leasehold improvements consist of the following at June 30, 2014 and December 31, 2013 (in thousands):

	June 30, 2014	December 31, 2013
Land	$1,767	$1,767
Building and leasehold improvements	5,922	5,773
Furniture, equipment, and automobile	5,220	4,932
Computer hardware and software	56,254	52,021
	69,163	64,493
Less accumulated depreciation and amortization	(41,992)	(38,246)
Property, equipment and leasehold improvements, net	$27,171	$26,247
Depreciation and amortization expense of property, equipment and leasehold improvements was $2.1 million and $1.7 million for the three months ended June 30, 2014 and 2013, respectively, and $4.1 million and $3.3 million for the six months ended June 30, 2014 and 2013, respectively.
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

Year Ending December 31,	Amount
Remainder of 2014	$4,909
2015	9,820
2016	9,820
2017	9,119
2018	83,036
Thereafter	—
Total	$116,704
The Term A Loan is charged interest either at Prime (subject to a 2.50% floor) +4.25% or LIBOR (subject to a 1.50% floor) +5.25%, which was 6.75% at June 30, 2014. The Term A loan requires quarterly payments of $2.2 million, with the remaining outstanding principal balance due March 19, 2017. As of June 30, 2014, the Term A loan ending balance, including the current portion was $30.6 million.
The Term B loan is charged interest at Prime +4.75% (subject to a 2.50% floor) or LIBOR (subject to a 1.50% floor) +5.75% which was 7.25% at June 30, 2014. The Term B loan requires quarterly payments of $0.2 million, with the outstanding principal balance due March 19, 2018. As of June 30, 2014, the Term B loan ending balance, including the current portion was $86.1 million.

The Company has a line of credit under the Agreement which allows for borrowings of up to $11.0 million. Borrowings accrue interest at Prime +4.25% or LIBOR +5.25%, which was 6.75% at June 30, 2014. Both the Prime and the LIBOR alternatives are subject to minimum rate floors. In addition, a facility fee of 0.5% is assessed on the commitment amount. There were no outstanding borrowings under this line of credit at June 30, 2014, other than letters of credit outstanding in the amount of $1.6 million, leaving remaining borrowing capacity under the line of credit of $9.4 million at June 30, 2014. The line of credit expires on March 19, 2017.
The Agreement contains a prepayment provision which requires the Company to perform an annual excess cash flow computation based on earnings before interest, taxes, depreciation and amortization compared to changes in working capital. Based on the results of this computation, in May 2014, the Company made a payment of $11.5 million to the lenders.
The Agreement contains certain restrictive financial covenants, which require, among other things, that we meet a minimum fixed charge coverage ratio of 1.20 and maximum total debt to EBITDA ratio of 3.25. Additionally, these covenants restrict the Company and its subsidiaries’ ability to incur certain types or amounts of indebtedness, incur liens on certain assets, make material changes in corporate structure or the nature of its business, dispose of material assets, engage in a change in control transaction, make certain foreign investments, enter into certain restrictive agreements, or engage in certain transactions with affiliates. We were in compliance with all such covenants at June 30, 2014.
4. Commitments and Contingencies
We have entered into various non-cancelable operating lease agreements for certain of our office facilities and equipment with original lease periods expiring between 2014 and 2020. Certain of these arrangements have free rent periods and /or escalating rent payment provisions, and we recognize rent expense under such arrangements on a straight-line basis.
Future minimum rental commitments under non-cancelable leases as of June 30, 2014 are as follows (in thousands):

Year Ending December 31,	Amount
Remainder of 2014	$1,125
2015	1,949
2016	1,596
2017	1,143
2018	309
Thereafter	463
Total	$6,585
Operating lease expense was $0.7 million and $0.6 million for the three months ended June 30, 2014 and 2013, respectively, and was $1.4 million and $1.2 million for the six months ended June 30, 2014 and 2013, respectively.
5. Secondary Offerings of Capital Stock
In January 2013, we completed a secondary offering in which selling stockholders sold 9,200,000 shares of Common Stock at a public offering price of $10.65 per share. The Company did not receive any proceeds from the sale of the shares by the selling stockholders. The Company paid related offering expenses of $0.6 million. In addition, a financial advisor to the Company was paid $1.0 million for financial advisory services. These costs were expensed, and are included in other operating expenses.
In April 2013, we completed a secondary offering in which selling stockholders sold 6,500,000 shares of Common Stock at a public offering price of $12.00 per share. The Company did not receive any proceeds from the sale of the shares by the selling stockholders. The Company paid related offering expenses of $0.5 million. In addition, a financial advisor to the Company was paid $0.8 million for financial advisory services. These costs were expensed, and are included in other operating expenses.
6. Stock-based Compensation
(a) Stock Options
Total stock-based compensation expense charged as salaries and benefits expense in the consolidated statements of operations was $0.9 million and $0.7 million for the three months ended June 30, 2014 and 2013, respectively, and $1.8 million and $1.4 million for the six months ended June 30, 2014 and 2013, respectively.

The following table shows stock option activity for the six months ended June 30, 2014:

	Outstanding Options	Weighted average exercise price per share	Weighted average remaining contractual life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2013	5,212,821	$6.03	6.62	$23,466
Granted	32,000	8.62
Forfeited	(36,365)	10.02
Exercised	(218,601)	0.61
Outstanding at June 30, 2014	4,989,855	$6.25	6.32	$20,882
Vested, exercisable, and expected to vest(1) at June 30, 2014	4,893,188	$6.18	6.28	$20,814
Exercisable at June 30, 2014	3,037,558	$3.84	5.22	$19,549

(1)	Options expected to vest reflect an estimated forfeiture rate.

The Company recognizes share-based compensation costs as expense on a straight-line basis over the option vesting period, which generally is four to five years.
(b) Restricted Stock Units
The following table summarizes restricted stock unit activity for the six months ended June 30, 2014:

	Number of Awards	Weighted average grant date fair value per share
Outstanding at December 31, 2013	5,263	$10.59
Granted	48,295	8.28
Forfeited	—	—
Vested and converted to shares	—	—
Outstanding at June 30, 2014	53,558	$8.51
Expected to vest at June 30, 2014	53,558	$8.51
As of June 30, 2014, there was $0.4 million of compensation expense that has yet to be recognized related to non-vested restricted stock units. This expense is expected to be recognized over the remaining weighted-average vested period of approximately 1.8 years. None of the restricted stock units vested during the six months ended June 30, 2014. Restricted stock units granted under the Performant Financial Corporation 2012 Stock Incentive Plan generally vest over periods ranging from one to four years. The company did not realize any tax benefits related to the restricted stock units during the six months ended June 30, 2014.
7. Income Taxes
Our effective income tax rate changed to 41.7% for the six months ended June 30, 2014 from 43.4% for the six months ended June 30, 2013. The decrease in the effective rate is primarily due to the one-time nondeductible secondary offering expenses that occurred in the six months ended June 30, 2013.
We file income tax returns with the U.S. federal government and various state jurisdictions. We operate in a number of state and local jurisdictions, most of which have never audited our records. Accordingly, we are subject to state and local income tax examinations based upon the various statutes of limitations in each jurisdiction. For tax years before 2009, the Company is no longer subject to Federal and certain other state tax examinations. We are currently being examined by the Franchise Tax Board of California for tax years 2011 and 2012.

8. Earnings per Share
For the three and six months ended June 30, 2014 and 2013, basic income per share is calculated by dividing net income by the sum of the weighted average number of shares of Common Stock outstanding during the period. Diluted income per share is calculated by dividing net income by the weighted average number of shares of Common Stock and dilutive common share equivalents outstanding during the period. Common share equivalents consist of stock options and restricted stock units. The Company excludes options from the calculation of diluted earnings per share when the combined exercise price, unamortized fair value and excess tax benefits of the options exceed the average market price of the Company's common stock because their effect would be anti-dilutive. For the three and six months ended June 30, 2014, the Company excluded 2,750,583 options and 2,753,844 options, respectively, from the calculation of diluted earnings per share because their effect would be anti-dilutive. For the three and six months ended June 30, 2013, the Company excluded 2,509,150 options from the calculation of diluted earnings per share because their effect would be anti-dilutive.
The following table reconciles the basic to diluted weighted average shares outstanding using the treasury stock method (shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Weighted average shares outstanding – basic	48,486	47,551	48,457	46,840
Dilutive effect of stock options	1,200	1,885	1,205	2,365
Weighted average shares outstanding – diluted	49,686	49,436	49,662	49,205
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
Sources of Revenues
We derive our revenues from services for clients in a variety of different markets. These markets include our two largest markets, student lending and healthcare, as well as our other markets which include, but are not limited to, delinquent state taxes and federal Treasury and other receivables.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Student Lending	$40,075	$44,984	$79,505	$78,256
Healthcare	11,321	17,997	24,907	28,282
Other	6,023	6,174	11,631	11,980
Total Revenues	$57,419	$69,155	$116,043	$118,518

Student Lending
We derive the majority of our revenues from the recovery of student loans. These revenues are contract-based and consist primarily of contingency fees based on a specified percentage of the amount we enable our clients to recover. Our contingency fee percentage for a particular recovery depends on the type of recovery facilitated. We also receive incremental performance incentives based upon our performance as compared to other contractors with the Department of Education, which are comprised of additional inventory allocation volumes and incentive fees. We are currently subject to a competitive rebidding process for the next contract with the Department of Education. The bidding process was revised during the second quarter of 2014 and the revised process now contemplates contract awards in September 2014, with the contracts going into effect in April 2015. The bidding process is not expected to have an impact on our 2014 revenues because we continue to operate under the existing contract.
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
For certain guaranty agency or GA clients, we have entered into Master Service Agreements, or MSAs. Under these agreements, clients provide their entire inventory of outsourced loans or receivables to us for recovery on an exclusive basis, rather than just a portion, as with traditional contracts that are split among various service providers. In certain circumstances, we engage subcontractors to assist in the recovery of a portion of the client’s portfolio. We also receive success fees for the recovery of loans under MSAs and our revenues under MSA arrangements include fees earned by the activities of our subcontractors. As of June 30, 2014, we had three MSA clients in the student loan market.
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

We are currently involved in a competitive rebidding process for the next RAC contract with CMS. The timing of new RAC contract awards remains uncertain, although on August 4, 2014 CMS announced that it hoped to award the new contracts before the end of 2014. The bidding process has been delayed, at least in part, by pre-award protests and, following the denial of those protests, by ongoing litigation in the Federal Court of Claims. The litigation involves a request for injunction against award of the new RAC contracts and elimination of payment terms under the proposed new RAC contracts that would prohibit RACs from being compensated for improper claims until a second level of appeal has been exhausted.

In anticipation of the award of new RAC contracts, beginning in 2013 CMS has adopted a series of contract transition procedures that have restricted our ability to request medical records for audit, thus adversely affected our revenues under this contract. No records requests were permitted in July 2013 and then from November 15, 2013 through year end. In January 2014, records requests were again permitted through February 21, 2014 and claim activity was permitted through June 1, 2014, when work under the contract stopped. In addition to these periods of suspended activity, the contract transition rules have limited scope of our permitted audit activities as CMS has generally not permitted audits of PIP providers and has also placed additional restrictions on the types of claims we are permitted to audit and number of medical records we are permitted to request. On August 4, 2014, CMS announced that it would permit claim reviews to begin again in August 2014 for an unspecified period, but restricted to a limited number of types of claims.

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

Our business strategy is focused on utilizing our technology-enabled services platform to provide audit, recovery and analytical services for private healthcare payors. We have entered into contracts with several private payors, although these contracts are in the early stage of implementation and are not expected to generate material revenues until 2015.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(dollars in thousands)		(dollars in thousands)
Student Lending:
Placement Volume	$1,860,159	$1,258,264	$3,303,980	$3,003,545
Placement Revenue as a Percentage of Placement Volume	2.15%	3.58%	2.41%	2.61%
Healthcare:
Net Claim Recovery Volume	$100,196	$159,826	$220,543	$250,236
Claim Recovery Fee Rate	11.30%	11.26%	11.29%	11.30%
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
CMS has made changes to the permitted audit scope during the course of the RAC contract that have had a significant effect on our revenues. For example, in September 2013, CMS announced that beginning October 1, 2013, we and the other RAC contractors would not be able to review and audit (i) whether inpatient care delivered to patients with hospital stays lasting less than two midnights was medically necessary and therefore deserving of the higher reimbursement levels under Medicare Part A or (ii) whether inpatient treatment was medically necessary for admissions spanning more than two midnights. In connection with these restrictions, hospitals cannot bill CMS for inpatient services on hospital stays lasting less than two midnights. Fees associated with recoveries initiated by us based upon improper claims for inpatient reimbursement of these short stays had represented a substantial portion of the revenues we have earned under our existing RAC contract. The continued suspension of this type of review activity or restrictions on other types of review activities could have a material adverse effect on our healthcare revenues and operating results.
In addition, in planning for the award of the next RAC contracts, CMS has implemented transition procedures that have significantly affected our operations during the transition period by placing restrictions on the types of claims and the amount of certain medical records requests that we may make during the transition period, and CMS has generally maintained a long-running prohibition on requesting medical records from PIP providers.
Contingency Fees
Our revenues consist primarily of contract-based contingency fees. The contingency fee percentages that we earn are set by our clients or agreed upon during the bid process, and may change from time to time either under the terms of existing contracts or pursuant to the terms of contract renewals. For example, we have been advised that our contractual arrangement with the Department of Education is under review as a result of the Department of Education’s decision to have its recovery vendors promote IBR to defaulted student loans. The IBR program provides flexibility on the required monthly payment for student loan borrowers at an amount intended to be affordable based on a borrower’s income and family size. As a result of the increased application of the IBR program to defaulted student loans, we expect that there will be an increase in the number of loans that become eligible for rehabilitation because more defaulted student loan borrowers will be able to make qualifying payments. In connection with the implementation of the IBR program, the Department of Education reduced the contingency fee rate that we receive for rehabilitating student loans by approximately 13% effective March 1, 2013. In addition, the Bipartisan Budget Act of 2013, which was signed into law by President Obama on December 26, 2013, reduced the compensation paid to GAs for the rehabilitation of student loans, effective July 1, 2014. This "revenue enhancement" measure will reduce the amount that GAs can charge borrowers when a rehabilitated loan is sold from 18.5% to 16% of the outstanding loan balance, and will eliminate entirely the GAs retention of 18.5% of the outstanding loan balance as a fee for rehabilitation services. As a result of this, we have renegotiated our fee arrangements with our GA clients for assisting in the rehabilitation of defaulted student loans, and we believe that these renegotiated agreements will have the effect of decreasing our revenues in the range of approximately $10 million during the second half of 2014.
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
Client Concentration
Our revenues from the student loan market depend on our ability to maintain our contracts with some of the largest providers of student loans. For the six months ended June 30, 2014 and in 2013, three providers of student loans each accounted for more than 10% of our revenues and they collectively accounted for 53% and 49% of our total revenues during these respective periods. Our contracts with these clients entitle them to unilaterally terminate their contractual relationship with us at any time without penalty. If we lose one of our significant clients, including if one of our significant clients is consolidated by an entity that does not use our services, if the terms of compensation for our services change or if there is a reduction in the level of placements provided by any of these clients, our revenues could decline.
Our contract with CMS for the recovery of improper Medicare payments began generating significant revenues during 2011 and represented 21% and 26% of our total revenues for the six months ended June 30, 2014 and for the year ended December 31, 2013, respectively. Our audit work under our existing RAC contract expired in June 2014, and we are currently participating in a competitive bidding process for the next RAC contact. The award of the new RAC contracts has been delayed due in part to bid protests filed by our competitors and a lawsuit filed in the Federal Court of Claims that seeks an injunction against the awards and changes to the payment terms in the new CMS contracts. While we believe our performance under the existing agreement and the experience we have gained in performing this contract position us well to renew the agreement, failure to renew the agreement or renewal on substantially less favorable terms could significantly harm our revenues and results of operations.
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
Revenue Recognition
The majority of our contracts are contingency fee based. We recognize revenues on these contingency fee based contracts when third-party payors remit payments to our clients or remit payments to us on behalf of our clients, and, consequently, the contingency is deemed to have been satisfied. Under our RAC contract with CMS, we recognize revenues when the healthcare provider has paid CMS for a given claim or incurs an offset against future Medicare claims. Providers have the right to appeal a claim and may pursue additional appeals if the initial appeal is found in favor of CMS. We accrue an estimated liability for appeals based on the amount of commissions received which are subject to appeal and which we estimate are probable of being returned to providers following successful appeal. This estimated liability for appeals is an offset to revenues on our income statement. Our estimates are based on our historical experience with appeals activity under our CMS contract since January 2010. The $18.4 million balance as of June 30, 2014, represents our best estimate of the probable amount of losses related to appeals of claims for which commissions were previously collected and recognized as revenues. We estimate that it is reasonably possible that we could be required to pay an additional amount up to approximately $5.4 million as a result of potentially successful appeals in excess of the amount we reserved as of June 30, 2014. To the extent that required payments by us related to successful appeals exceed the amount accrued, revenues in the applicable period would be reduced by the amount of the excess. We similarly accrue an allowance against accounts receivable related to commissions yet to be collected, which was $0.4 million as of June 30, 2014, based on the same estimates used to establish the estimated liability for appeals of commissions received. Our inability to correctly estimate the estimated liabilities and allowance against accounts receivable could adversely affect our revenues in future periods.
Goodwill
We periodically review the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether an impairment may exist. GAAP requires that goodwill and certain intangible assets not subject to amortization be assessed annually for impairment using fair value measurement techniques.
Specifically, goodwill impairment is determined using a two-step test. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its book value, including goodwill. If the fair value of the reporting unit exceeds its book value, goodwill is considered not impaired and the second step of the impairment test is unnecessary. If the book value of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the book value of that goodwill. If the book value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. There was no impairment expense for goodwill for the three and six months ended June 30, 2014.
Impairments of Depreciable Intangible Assets
We evaluate depreciable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Depreciable intangible assets consist of client contracts and related relationships, and are being amortized over their estimated useful life, which is generally 20 years. We evaluate the client contracts intangible at the individual contract level. The recoverability of such assets is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There was no impairment expense for depreciable intangible assets for the three and six months ended June 30, 2014.
Recent Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09) "Revenue from Contracts with Customers." ASU 2014-09 supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)”, and requires entities to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. We are currently in the process of evaluating the impact of the adoption of ASU 2014-09 on our consolidated financial statements.
Results of Operations
Three Months Ended June 30, 2014 compared to the Three Months Ended June 30, 2013
The following table represents our historical operating results for the periods presented:

	Three Months Ended June 30,
	2014	2013	$ Change	% Change
	(in thousands)
Consolidated Statement of Operations Data:
Revenues	$57,419	$69,155	$(11,736)	(17)%
Operating expenses:
Salaries and benefits	24,269	23,900	369	2%
Other operating expenses	20,381	22,883	(2,502)	(11)%
Total operating expenses	44,650	46,783	(2,133)	(5)%
Income from operations	12,769	22,372	(9,603)	(43)%
Interest expense	(2,605)	(2,924)	319	(11)%
Income before provision for income taxes	10,164	19,448	(9,284)	(48)%
Provision for income taxes	4,251	8,253	(4,002)	(48)%
Net income	$5,913	$11,195	$(5,282)	(47)%
Revenues
Revenues were $57.4 million for the three months ended June 30, 2014, a decrease of approximately 17%, compared to total revenues of $69.2 million for the three months ended June 30, 2013.
Student lending revenues were $40.1 million for the three months ended June 30, 2014, representing a decrease of $4.9 million, or 11%, compared to the three months ended June 30, 2013. This decrease was primarily a result of higher revenues in the three month ended June 30, 2013 as a result of favorable loan placement timing issues, combined with revenue from an initial placement from a specialized portfolio contract with one of our leading guarantee agencies.
Healthcare revenues were $11.3 million for the three months ended June 30, 2014, representing a decrease of $6.7 million, or 37%, compared to the three months ended June 30, 2013. The decrease was due primarily to suspension of our ability to request medical records during significant portions of the fourth quarter of 2013 and first quarter of 2014 and restructuring of the scope of our audit activities, including audits of short stays. In addition, the healthcare revenues during the three months ended June 30, 2013 benefited from approximately $3 million of revenue associated with the initiation of automated processing of claims involving PIP providers which had been delayed in prior periods.

Salaries and Benefits
Salaries and benefits expense was $24.3 million for the three months ended June 30, 2014, an increase of $0.4 million, or 2%, compared to salaries and benefits expense of $24.0 million for the three months ended June 30, 2013. The increase in salaries and benefits expense was primarily due to an increase in employee headcount.

Other Operating Expenses
Other operating expenses were $20.4 million for the three months ended June 30, 2014, a decrease of $2.5 million, or 11%, compared to other operating expenses of $22.9 million for the three months ended June 30, 2013. The decrease in other operating expenses was primarily due to the wind-down of the current RAC contract, resulting in lower levels of healthcare audit and recovery activities during the period and costs incurred in the three months ended June 30, 2013 associated with a secondary stock offering in April 2013.
Income from Operations
Income from operations was $12.8 million for the three months ended June 30, 2014, compared to $22.4 million for the three months ended June 30, 2013, representing a decrease of $9.6 million, or 43%. The decrease is primarily the result of a decrease in Healthcare revenue during the three months ended June 30, 2014, as a result of the RAC contract transition rules that have significantly restricted our audit activities and the reduction of student lending revenues for the reasons set forth above.
Interest Expense
Interest expense was $2.6 million for the three months ended June 30, 2014, compared to $2.9 million for the three months ended June 30, 2013. Interest expense decreased $0.3 million, or 11%, due to repayments of principal under our credit agreement, resulting in a lower outstanding balance.
Income Taxes
Income tax expense was $4.3 million for the three months ended June 30, 2014, compared to $8.3 million for the three months ended June 30, 2013. Our effective income tax decreased to 41.8% for the three months ended June 30, 2014, from 42.4% for the three months ended June 30, 2013. The decrease in our effective tax rate was primarily due to the nondeductible secondary offering expenses that occurred in the three months ended June 30, 2013.
Net Income
As a result of the factors described above, net income was $5.9 million for the three months ended June 30, 2014, which represented a decrease of $5.3 million, or 47% compared to net income of $11.2 million for the three months ended June 30, 2013.
Six Months Ended June 30, 2014 compared to the Six Months Ended June 30, 2013
The following table represents our historical operating results for the periods presented:

	Six Months Ended June 30,
	2014	2013	$ Change	% Change
	(in thousands)
Consolidated Statement of Operations Data:
Revenues	$116,043	$118,518	$(2,475)	(2)%
Operating expenses:
Salaries and benefits	49,056	47,882	1,174	2%
Other operating expenses	40,646	41,751	(1,105)	(3)%
Total operating expenses	89,702	89,633	69	—%
Income from operations	26,341	28,885	(2,544)	(9)%
Interest expense	(5,309)	(5,889)	580	(10)%
Income before provision for income taxes	21,032	22,996	(1,964)	(9)%
Provision for income taxes	8,774	9,980	(1,206)	(12)%
Net income	$12,258	$13,016	$(758)	(6)%

Revenues
Revenues were $116.0 million for the six months ended June 30, 2014, a decrease of approximately 2%, compared to total revenues of $118.5 million for the six months ended June 30, 2013.
Student lending revenues were $79.5 million for the six months ended June 30, 2014, representing an increase of $1.2 million, or 2%, compared to the six months ended June 30, 2013. This increase was due to higher levels of 2014 rehabilitation revenues compared to the comparable 2013 period, offset by the prior year period having higher revenue from an initial placement from a specialized portfolio contract with one of our leading guarantee agencies.
Healthcare revenues were $24.9 million for the six months ended June 30, 2014, representing a decrease of $3.4 million, or 12%, compared to the six months ended June 30, 2013. The decrease was due primarily to reduced audit activity in the 2014 period as the result of the suspension of our ability to request medical records during significant portions of the fourth quarter of 2013 and first quarter of 2014 and restructuring of the scope of our audits of short stays. In addition, Healthcare revenues during the six months ended June 30, 2013 benefitted from approximately $3 million of revenue associated with the initiation of automated processing of claims involving PIP providers which has been delayed from prior periods.

Salaries and Benefits
Salaries and benefits expense was $49.1 million for the six months ended June 30, 2014, an increase of $1.2 million, or 2%, compared to salaries and benefits expense of $47.9 million for the six months ended June 30, 2013. This increase in salaries and benefits expense was primarily due to an increase in employee headcount, higher employee incentive compensation expense, and an increase in stock-based compensation expense.
Other Operating Expenses
Other operating expenses were $40.6 million for the six months ended June 30, 2014, a decrease of $1.1 million, or 3%, compared to other operating expenses of $41.8 million for the six months ended June 30, 2013. The decrease in other operating expenses was primarily due to costs incurred in the six months ended June 30, 2013 associated with secondary stock offerings in February and April 2013. These decreases were partially offset by higher IT consulting, professional services, and data services expense.
Income from Operations
Income from operations was $26.3 million for the six months ended June 30, 2014, compared to $28.9 million for the six months ended June 30, 2013, representing a decrease of $2.5 million, or 9%. The decrease is primarily the result of a decline in our healthcare audit and recovery activities as described above.
Interest Expense
Interest expense was $5.3 million for the six months ended June 30, 2014, compared to $5.9 million for the six months ended June 30, 2013. Interest expense decreased $0.6 million due to repayments of principal under our credit agreement, resulting in a lower outstanding balance.
Income Taxes
Income tax expense was $8.8 million for the six months ended June 30, 2014, compared to $10.0 million for the six months ended June 30, 2013. Our effective income tax decreased to 41.7% for the six months ended June 30, 2014, from 43.4% for the six months ended June 30, 2013. The decrease in our effective tax rate was primarily due to the one-time nondeductible secondary offering expenses that occurred in the six months ended June 30, 2013.
Net Income
As a result of the factors described above, net income was $12.3 million for the six months ended June 30, 2014, which represented a decrease of $0.8 million, or 6% compared to net income of $13.0 million for the six months ended June 30, 2013.

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

Because of these limitations, you should consider adjusted EBITDA and adjusted net income alongside other financial performance measures, including net income and our other GAAP results. The following tables present a reconciliation of adjusted EBITDA and adjusted net income for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Adjusted EBITDA:
Net income	$5,913	$11,195	$12,258	$13,016
Provision for income taxes	4,251	8,253	8,774	9,980
Interest expense	2,605	2,924	5,309	5,889
Secondary offering expense (1)	—	1,269	—	2,893
Depreciation and amortization	3,058	2,629	5,991	5,138
Stock-based compensation	891	710	1,782	1,422
Adjusted EBITDA	$16,718	$26,980	$34,114	$38,338

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Adjusted Net Income:
Net income	$5,913	$11,195	$12,258	$13,016
Secondary offering expense (1)	—	1,269	—	2,893
Stock-based compensation	891	710	1,782	1,422
Amortization of intangibles (2)	933	933	1,866	1,866
Deferred financing amortization costs (3)	265	282	532	567
Tax adjustments (4)	(836)	(1,277)	(1,672)	(2,699)
Adjusted Net Income	$7,166	$13,112	$14,766	$17,065

(1)	Represents direct and incremental costs associated with the Company’s secondary offerings in February and April 2013.

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

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, our credit agreement, and the proceeds received from our initial public offering on August 15, 2012. Cash and cash equivalents, which totaled $81.5 million as of June 30, 2014, consist primarily of cash on deposit with banks. We expect that operating cash flows will continue to be a primary source of liquidity for our operating needs. There are currently no borrowings outstanding under our revolving credit facility other than $1.6 million letters of credit. Due to our operating cash flows, our existing cash and cash equivalents and availability under our revolving credit facility, we believe that we have the ability to meet our working capital and capital expenditure needs for the foreseeable future.
The $0.4 million decrease in the balance of our cash and cash equivalents compared with the end of the fourth quarter of 2013 was primarily due to principal repayments of $16.6 million on our long-term debt and $5.1 million of capital expenditures, partially offset by increased cash generated from operations of $21.1 million.
Cash flows from operating activities
Cash provided by operating activities for the six months ended June 30, 2014 was primarily due to net income of $12.3 million, an increase in estimated liability for appeals of $3.1 million, a decrease in trade accounts receivable of $3.0 million, and a decrease in prepaid expenses and other current assets of $1.3 million.

Cash flows from investing activities
Cash used in investing activities for the six months ended June 30, 2014 was due to capital expenditures of $5.1 million related to information technology, data storage, hardware, telecommunication systems and security enhancements to our proprietary software.
Cash flows from financing activities
Cash used in financing activities for the six months ended June 30, 2014 was primarily attributable to repayments of principal of $16.6 million on long-term debt.
Long-term Debt
On March 19, 2012, we, through our wholly owned subsidiary, entered into a $147.5 million credit agreement with Madison Capital Funding LLC as administrative agent, ING Capital LLC as syndication agent, and other lenders party thereto. The senior credit facility consists of (i) a $57.0 million term A loan that matures in March 2017, (ii) a $79.5 million term B loan that matures in March 2018, and (iii) a $11.0 million revolving credit facility that expires in March 2017, which had a borrowing capacity of $9.4 million as of June 2014. On June 28, 2012, we increased the amount of our borrowings under our term B loan by $19.5 million.
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

The credit agreement requires us to prepay the two term loans on a prorated basis and then to prepay the revolving credit facility under certain circumstances: (i) with 100% of the net cash proceeds of any asset sale or other disposition of assets by us or our subsidiaries where the net cash proceeds exceed $1 million, (ii) with a percentage of our annual excess cash flow each year where such percentage ranges from 25%-75% depending on our total debt to EBITDA ratio reduced by any voluntary prepayments that are made on our term loans during the same period and (iii) with any net cash proceeds from a qualified initial public offering by us, less net proceeds applied to redeem any outstanding preferred equity or convertible debt, to pay a common shareholder dividend not to exceed $20 million or, if we comply with an adjusted EBITDA ratio set forth in the agreement, to our cash balances in an amount not to exceed $75 million. With respect to (ii) above, the Company made a prepayment of approximately $11.5 million to the lenders in May 2014.
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

The credit agreement also requires us to meet certain financial covenants, including maintaining a fixed charge coverage ratio and a total debt to EBITDA ratio as such terms are defined in our credit agreement. These financial covenants are tested at the end of each quarter. The table below further describes these financial covenants, as well as our current status under these covenants as of June 30, 2014.

Financial Covenant	Covenant Requirement	Actual Ratio at June 30, 2014
Fixed charge coverage ratio (minimum)	1.20 to 1.0	2.38
Total debt to EBITDA ratio (maximum)	3.25 to 1.0	1.38
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We do not hold or issue financial instruments for trading purposes. We conduct all of our business in U.S. currency and therefore do not have any material direct foreign currency risk. We do have exposure to changes in interest rates with respect to the borrowings under our senior secured credit facility, which bear interest at a variable rate based on the prime rate or LIBOR. For example, if the interest rate on our borrowings increased 100 basis points (1%) from the credit facility floor of 1.5%, our annual interest expense would increase by approximately $1.2 million. In July 2012, we entered into an interest rate cap agreement per the terms of our senior secured credit agreement. The interest rate cap agreement is effective beginning in October 2012, and matures in October 2014, with a total notional amount of $75 million and a cap on LIBOR at 2.0%. If the LIBOR rate were to increase by 100 basis points (1.0%) above the credit facility floor of 1.5% for a year, we would receive a payment from the interest rate cap of approximately $0.3 million.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended June 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our existing contracts with the Department of Education and CMS are currently subject to rebidding processes. The Department of Education and CMS were responsible for approximately 23% and 21% of our revenues for the six months ended June 30, 2014, respectively, and 20% and 26% of our revenues for the year ended December 31, 2013, respectively. The Department of Education has announced that it expects to award contracts in September 2014, with such contracts becoming effective in April 2015. We are currently participating in a competitive bidding process for the next RAC contract, but this process has been and may continue to be delayed, including by ongoing litigation related to the bidding process, protests following the award of contracts or other factors. While we believe our performance under existing contracts with the Department of Education and CMS and the experience we have gained in performing under these contracts position us well to renew both of these agreements, continued delays in the award of the new contacts, failure to retain either of these agreements or a significant adverse change in the terms of either of these agreements upon any renewal would seriously harm our revenues and our operating results.
The transition rules implemented by CMS in connection with the award of the new RAC contract and the delays associated with the award of the new RAC contact will have an adverse impact on our revenues.
Our ability to make claims under our existing RAC contract continues to be limited by contract transition rules announced by CMS. In this regard, CMS suspended our ability to request medical records for audit during a significant portion of the fourth quarter of 2013 and all of 2014 other than a brief period in January and February 2014. In addition, CMS has placed restrictions on the types of claims and the amount of certain medical records requests that we may make during the transition period, and CMS has generally maintained a long-running prohibition on requesting medical records from PIP providers. These transition rules have had a material adverse effect on our revenues during the first half of 2014 and revenues under this contract will be further diminished during second half of 2014. Further, protests have been filed in connection with the new RAC contract which have resulted in continued delays in the award of the new RAC contract. As a result of the delays in the award of the new RAC contact, our inability to make any claims under our existing RAC contract since June 1, 2014 and the transition period that will be necessary for the award of a new RAC contact, if any, we expect the reduction in healthcare revenues will have an adverse effect on our revenues for the remainder of 2014 and into 2015. In addition, if we are successful in obtaining a new RAC contract with CMS, we expect there will be an approximate four to six month period until we start to recognize revenue after the award is made.
Revenues generated from our four largest clients represented 74% of our revenues for the six months ended June 30, 2014 and 75% of our revenues for the year ended December 31, 2013, and any termination of or deterioration in our relationship with any of these clients would result in a decline in our revenues.
We derive a substantial majority of our revenues from a limited number of clients, including the Department of Education, CMS and two GAs. Revenues from our four largest clients represented 74% of our revenues for the six month ended June 30, 2014 and 75% of our revenues for the year ended December 31, 2013. All of our contracts with these clients are subject to periodic renewal and re-bidding processes and if we lose one of these clients or if the terms of our relationships with any of these clients become less favorable to us, our revenues would decline, which would harm our business, financial condition and results of operations.
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
Substantially all of our existing contracts for the recovery of student loans and other receivables, which represented approximately 79% of our revenues for the six months ended June 30, 2014 and 74% of our revenues in the year ended December 31, 2013, enable our clients to unilaterally terminate their contractual relationship with us at any time without penalty, potentially leading to loss of business or renegotiation of terms. Further, most of our contracts in these markets allow our clients to unilaterally change the volume of loans and other receivables that are placed with us at any given time. In addition, most of our contracts are not exclusive, with our clients retaining multiple service providers with whom we must compete for placements of loans or other obligations. Therefore, despite our contractual relationships with our clients, our contracts do not provide assurance that we will generate a minimum amount of revenues or that we will receive a specific volume of placements.
Our revenues and operating results would be negatively affected if our student loan and receivables clients, which include four of our five largest clients for the six months ended June 30, 2014 and 2013, reduce the volume of student loan placements provided to us, modify the terms of service, including the success fees we are able to earn upon recovery of defaulted student loans, or any of these clients establish more favorable relationships with our competitors. For example, in 2013 our contractual arrangement with the Department of Education changed as a result of the Department of Education’s decision to have its recovery vendors promote income-based repayment, or IBR, to defaulted student loans. The IBR program provides flexibility on the required monthly payment for student loan borrowers at an amount intended to be affordable based on a borrower’s income and family size. In connection with the implementation of the IBR program, the Department of Education unilaterally reduced the contingency fee rate that we receive for rehabilitating student loans by approximately 13% as of March 1, 2013. Any changes in the contingency fee percentages or other compensation terms that we are paid under existing and future contracts could have a significant impact on our revenues and operating results.
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
We have historically derived and are likely to continue to derive a significant portion of our revenues from the U.S. federal government. For the six months ended June 30, 2014 revenues under contracts with the U.S. federal government accounted for approximately 47% of our total revenues, compared to 48% for the year ended December 31, 2013. In addition, fees payable by the U.S. federal government are expected to become a larger percentage of our total revenues over the next several years as a result of legislation that has transferred responsibility for all new student loan origination to the Department of Education. The continuation and exercise of renewal options on existing government contracts and any new government contracts are, among other things, contingent upon the availability of adequate funding for the applicable federal government agency. Changes in federal government spending could directly affect our financial performance. For example, the Bipartisan Budget Act of 2013, which was signed into law by President Obama on December 26, 2013, reduced the compensation paid to GAs for the rehabilitation of student loans, effective July 1, 2014. This "revenue enhancement" measure will reduce from 18.5% to 16% of the outstanding loan balance, the amount that GAs can charge borrowers when a rehabilitated loan is sold by the GA and will eliminate entirely the GAs retention of 18.5% of the outstanding loan balance as a fee for rehabilitation services. We believe that the reduction in compensation the GAs receive will impact the contingency fee percentage that we receive from the GAs for assisting in the rehabilitation of defaulted student loans, and we believe that this reduction will decrease our revenues by between $5 million and $15 million in 2014. Any additional decrease in this contingency fee percentage would result in a further decrease of our revenues. The loss of business from the U.S. federal government, or significant policy changes or financial pressures within the agencies of the U.S. federal government that we serve would result in a significant decrease in our revenues, which would adversely affect our business, financial condition and results of operations.
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
As a result of SAFRA, which terminated the ability of the GAs to originate government-supported student loans, some have speculated that there may be consolidation among the 30 GAs. This speculation has heightened as a result of the reduction of fees that the GAs will receive for rehabilitating student loans as a result of the Bipartisan Budget Act of 2013. If GAs that are our clients are combined with GAs with whom we do not have a relationship, we could suffer a loss of business. We currently have relationships with 11 of the 30 GAs and two of our GA clients were each responsible for more than 10% of our total revenues for the six months ended June 30, 2014 and 2013. The consolidation of our GA clients with others and the failure to provide recovery services to the consolidated entity could decrease our revenues, which could negatively impact our business, financial condition and results of operations.
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
We are subject to reporting obligations under Section 404 of the Sarbanes-Oxley Act that require us to include a management report on our internal control over financial reporting in our annual report, which contains management’s assessment of the effectiveness of our internal control over financial reporting. These requirements first applied to our annual report on Form 10-K for the year ended December 31, 2013 and complying with these requirements can be difficult. For example, in June 2012, we determined that we had incorrectly accounted for our mandatorily redeemable preferred stock, which required audit adjusting entries for the three-year period ended December 31, 2011. Our failure to detect this error was deemed to be a deficiency in internal control and this deficiency was considered to be a material weakness. To address this situation, our independent registered public accounting firm recommended that the Company emphasize the importance of thoroughly researching all new accounting policies and revisiting accounting policies set for existing transactions when changes in the business or reporting requirements occur or are expected to occur. To prevent issues like these in the future, we have bolstered our technical accounting expertise and, where appropriate, engaged outside consultants with specialized knowledge.
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
As of June 30, 2014, our total debt was $116.7 million. For the six months ended June 30, 2014 our consolidated interest expense was $5.3 million. Our ability to make scheduled payments or to refinance our debt obligations and to fund our other liquidity needs depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot make assurances that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness and to fund our other liquidity needs. If our cash flows and capital resources are insufficient to fund our debt service obligations and allow us to maintain compliance with the covenants under our credit agreement or to fund our other liquidity needs, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot ensure that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements, including our credit agreement. If we cannot make scheduled payments on our debt, we will be in default and, as a result, our debt holders could declare all outstanding principal and interest to be due and payable, the lenders under our credit agreement could terminate their commitments to lend us money and foreclose against the assets securing our borrowings and we could be forced into bankruptcy or liquidation.
Our debt agreements contain, and any agreements to refinance our debt likely will contain, financial and restrictive covenants that limit our ability to incur additional debt, including to finance future operations or other capital needs, and to engage in other activities that we may believe are in our long-term best interests, including to dispose of or acquire assets. Our failure to comply with these covenants may result in an event of default, which, if not cured or waived, could accelerate the maturity of our indebtedness or result in modifications to our credit terms. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Long Term Debt" in Item 2 above for a more detailed discussion of our financial covenants as well as our current status under these covenants. If our indebtedness is accelerated, we may not have sufficient cash resources to satisfy our debt obligations and we may not be able to continue our operations as planned.
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
Parthenon Capital Partners beneficially owns approximately 29.8% of our common stock as of August 8, 2014. As a result of its ownership, Parthenon Capital Partners has the ability to influence the outcome of matters submitted to a vote of stockholders and, through our board of directors, the ability to influence decision-making with respect to our business direction and policies. Parthenon Capital Partners may have interests different from our other stockholders’ interests, and may vote in a manner adverse to those interests. Matters over which Parthenon Capital Partners can, directly or indirectly, exercise influence include: the election of our board of directors and the appointment and removal of our officers;

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
Date: August 8, 2014
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