Form 10-Q
period 2014-09-30
Performant Financial Corp
filed 2014-11-10
CIK 1550695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
The number of shares of Common Stock outstanding as of November 7, 2014 was 49,323,567

PERFORMANT FINANCIAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2014
INDEX

i

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except per share amounts)

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$84,970	$81,909
Trade accounts receivable, net of allowance for doubtful accounts of $32 and $32, respectively and estimated allowance for appeals of $0 and $1,160, respectively	16,654	19,649
Deferred income taxes	7,186	6,847
Prepaid expenses and other current assets	12,262	4,400
Income tax receivable	3,056	—
Debt issuance costs, current portion	1,004	1,055
Total current assets	125,132	113,860
Property, equipment, and leasehold improvements, net	26,681	26,247
Identifiable intangible assets, net	29,715	32,513
Goodwill	81,572	81,572
Debt issuance costs, net	2,045	2,789
Other assets	233	279
Total assets	$265,378	$257,260
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of notes payable	$8,939	$10,763
Accrued salaries and benefits	6,883	11,826
Accounts payable	2,442	2,383
Other current liabilities	5,167	5,311
Income taxes payable	—	103
Estimated liability for appeals	17,216	15,283
Net payable to client	13,987	—
Total current liabilities	54,634	45,669
Notes payable, net of current portion	105,311	122,541
Deferred income taxes	10,976	12,612
Other liabilities	2,139	2,204
Total liabilities	173,060	183,026
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized, 500,000 shares at September 30, 2014 and December 31, 2013; issued and outstanding 49,324 and 48,316 shares at September 30, 2014 and December 31, 2013, respectively	5	5
Additional paid-in capital	56,096	49,791
Retained earnings	36,217	24,438
Total stockholders’ equity	92,318	74,234
Total liabilities and stockholders’ equity	$265,378	$257,260
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$39,640	$76,808	$155,683	$195,326
Operating expenses:
Salaries and benefits	22,180	25,060	71,236	72,942
Other operating expenses	15,658	23,563	56,304	65,314
Total operating expenses	37,838	48,623	127,540	138,256
Income from operations	1,802	28,185	28,143	57,070
Interest expense	(2,456)	(2,863)	(7,765)	(8,752)
Income (loss) before provision for income taxes	(654)	25,322	20,378	48,318
Provision for income taxes	(175)	9,868	8,599	19,848
Net income (loss)	$(479)	$15,454	$11,779	$28,470
Net income (loss) per share
Basic	$(0.01)	$0.32	$0.24	$0.60
Diluted	$(0.01)	$0.31	$0.24	$0.58
Weighted average shares
Basic	49,004	48,050	48,641	47,247
Diluted	49,004	49,556	49,758	49,315
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity
For the Nine Months Ended September 30, 2014
(In thousands)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2013	48,316	$5	$49,791	$24,438	$74,234
Exercise of stock options	1,008	—	606	—	606
Stock-based compensation expense	—	—	2,621	—	2,621
Income tax benefit from employee stock options	—	—	3,078	—	3,078
Net income	—	—	—	11,779	11,779
Balance at September 30, 2014	49,324	$5	$56,096	$36,217	$92,318
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$11,779	$28,470
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of asset	29	1
Depreciation and amortization	9,058	7,840
Deferred income taxes	(1,975)	(1,144)
Stock-based compensation	2,621	2,196
Interest expense from debt issuance costs and amortization of discount note payable	887	939
Changes in operating assets and liabilities:
Trade accounts receivable	2,995	(7,549)
Prepaid expenses and other current assets	(7,862)	120
Income tax receivable	(3,056)	—
Other assets	46	117
Accrued salaries and benefits	(4,943)	1,249
Accounts payable	59	396
Other current liabilities	(144)	(1,791)
Income taxes payable	(103)	5,799
Deferred revenue	—	(2,187)
Estimated liability for appeals	1,933	8,319
Net payable to client	13,987	—
Other liabilities	594	(137)
Net cash provided by operating activities	25,905	42,638
Cash flows from investing activities:
Purchase of property, equipment, and leasehold improvements	(6,724)	(8,697)
Net cash used in investing activities	(6,724)	(8,697)
Cash flows from financing activities:
Repayment of notes payable	(19,054)	(11,774)
Proceeds from exercise of stock options	606	1,653
Income tax benefit from employee stock options	3,078	8,641
Payment of purchase obligation	(750)	(750)
Net cash used in financing activities	(16,120)	(2,230)
Net increase in cash and cash equivalents	3,061	31,711
Cash and cash equivalents at beginning of period	81,909	37,843
Cash and cash equivalents at end of period	$84,970	$69,554
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$10,331	$6,552
Cash paid for interest	$6,863	$7,796

See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2014 and 2013
(Unaudited)

1. Organization and Description of Business

(a)	Basis of Presentation and Organization
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary (consisting only of normal recurring adjustments) for a fair presentation of our and our subsidiaries’ financial position at September 30, 2014, the results of our operations for the three and nine months ended September 30, 2014 and 2013 and cash flows for the nine months ended September 30, 2014 and 2013. Interim financial statements are prepared on a basis consistent with our annual consolidated financial statements. The interim financial statements included herein should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the years ended December 31, 2013, 2012 and 2011.
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

(b)	Revenues, Accounts Receivable, and Estimated Liability for Appeals
Revenue is recognized upon the collection of defaulted loan and debt payments. Loan rehabilitation revenue is recognized when the rehabilitated loans are sold (funded) by clients. Incentive revenue is recognized upon receipt of official notification of incentive award from customers. Under the Company’s Medicare Recovery Audit Contractor, or RAC, contract with Centers for Medicare and Medicaid Services, or CMS, the Company recognizes revenues when the healthcare provider has paid CMS for a given claim or offset. Providers have the right to appeal a claim and may pursue additional appeals if the initial appeal is found in favor of CMS. The Company accrues an estimated liability for appeals based on the amount of commissions received which are subject to appeal and which the Company estimates are probable of being returned to providers following successful appeal. At September 30, 2014, a total of $17.2 million was presented as an allowance against revenue, representing the Company’s estimate of claims that may be overturned. Of this amount, $0.0 million was related to amounts in accounts receivable and $17.2 million was related to commissions which had already been received. The $17.2 million balance at September 30, 2014, and the $15.3 million balance as of December 31, 2013, represents the Company’s best estimate of the probable amount of losses related to appeals of claims for which commissions were previously collected. In addition to the $17.2 million amount accrued at September 30, 2014, the Company estimates that it is reasonably possible that it could be required to pay an additional amount up to approximately $5.4 million as a result of potentially successful appeals. To the extent that required payments by the Company exceed the amount accrued, revenues in the applicable period would be reduced by the amount of the excess.

(c) Net Payable to Client
The Company nets outstanding accounts receivable invoices from an audit & recovery contract against payables for overturned audits. The overturned audits are netted against current fees due on the invoice to the client when they are processed by the client’s system. The “Net payable to client” balance of $14.0 million represents the excess of payables of $14.2 million for overturned audits offset by outstanding accounts receivable of $0.2 million at September 30, 2014. At December 31, 2013, the net of the outstanding accounts receivable invoices of $12.8 million was offset against a payable for overturned audits of $5.9 million for a net receivable of $6.9 million, presented in Accounts receivable. The Company expects that the net payable-to-client balance will be paid to the client within the next twelve months.

(d) Prepaid Expenses and Other Current Assets
At September 30, 2014, Prepaid expenses and other current assets includes $5.3 million of amounts estimated to become due from subcontractors. The Company employs subcontractors to audit claims as part of an audit & recovery contract, and to the extent that audits by these subcontractors are overturned on appeal, the fees associated with such claims are contractually refundable to the Company. At September 30, 2014, the receivable associated with estimated future overturns of subcontractor audits was $5.3 million. In addition, at September 30, 2014, Prepaid expenses and other current assets includes a net receivable of $3.4 million for subcontractor fees for already overturned audits refundable to the Company once the Company refunds its fees to the client as prime contractor. By comparison, at December 31, 2013, there was a net subcontractor payable under this contract of $3.7 million that was offset by a subcontractor receivable for estimated future overturns of subcontractor audits of $5.2 million, with the net asset of $1.5 million included in Other liabilities.

(e)	Recent Accounting Pronouncements

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

2. Property, Equipment, and Leasehold Improvements
Property, equipment, and leasehold improvements consist of the following at September 30, 2014 and December 31, 2013 (in thousands):

	September 30, 2014	December 31, 2013
Land	$1,767	$1,767
Building and leasehold improvements	5,943	5,773
Furniture and equipment	5,113	4,932
Computer hardware and software	56,958	52,021
	69,781	64,493
Less accumulated depreciation and amortization	(43,100)	(38,246)
Property, equipment and leasehold improvements, net	$26,681	$26,247
Depreciation expense of property, equipment and leasehold improvements was $2.1 million and $1.8 million for the three months ended September 30, 2014 and 2013, respectively, and $6.2 million and $5.1 million for the nine months ended September 30, 2014 and 2013, respectively.
3. Credit Agreement
On March 19, 2012, the Company recapitalized by entering into a credit agreement (the Agreement) consisting of a Term A Loan of $57.0 million, a Term B Loan of $79.5 million, and a revolving credit facility of $11.0 million. On June 28, 2012, the Agreement was amended to increase the Term B Loan to $99.0 million. On November 4, 2014, the Agreement was further amended to, among other things, modify a number of existing covenants and add new covenants requiring the Company to maintain a minimum cash balance, comply with an interest coverage ratio and achieve minimum EBITDA levels. See Footnote

8. Subsequent Events, for additional information regarding the November 4, 2014 amendment. Scheduled payments under the Agreement for the next five years and thereafter are as follows (in thousands):

Year Ending December 31,	Amount
Remainder of 2014	$2,455
2015	9,820
2016	9,820
2017	9,119
2018	83,036
Thereafter	—
Total	$114,250
The Term A Loan is charged interest either at Prime (subject to a 2.50% floor) +4.25% or LIBOR (subject to a 1.50% floor) +5.25%, which was 6.75% at September 30, 2014. The Term A loan requires quarterly payments of $2.2 million, with the remaining outstanding principal balance due March 19, 2017. As of September 30, 2014, the Term A loan ending balance, including the current portion was $28.4 million.
The Term B loan is charged interest at Prime +4.75% (subject to a 2.50% floor) or LIBOR (subject to a 1.50% floor) +5.75% which was 7.25% at September 30, 2014. The Term B loan requires quarterly payments of $0.2 million, with the outstanding principal balance due March 19, 2018. As of September 30, 2014, the Term B loan ending balance, including the current portion was $85.9 million.
The Company has a line of credit under the Agreement which allows for borrowings of up to $11.0 million. Borrowings accrue interest at Prime +4.25% or LIBOR +5.25%, which was 6.75% as of September 30, 2014. Both the Prime and the LIBOR alternatives are subject to minimum rate floors. In addition, a facility fee of 0.5% is assessed on the commitment amount. There were no outstanding borrowings under this line of credit at September 30, 2014, other than letters of credit outstanding in the amount of $1.6 million, leaving remaining borrowing capacity under the line of credit of $9.4 million at September 30, 2014. The line of credit expires on March 19, 2017.
The Agreement contains a prepayment provision which requires the Company to perform an annual excess cash flow computation based on earnings before interest, taxes, depreciation and amortization compared to changes in working capital. Based on the results of this computation, in May 2014, the Company made a payment of $11.5 million to the lenders.
The Agreement contains certain restrictive financial covenants, which require, among other things, that we meet a minimum fixed charge coverage ratio of 1.20, a maximum total debt to EBITDA ratio of 3.25. Additionally, these covenants restrict the Company and its subsidiaries’ ability to incur certain types or amounts of indebtedness, incur liens on certain assets, make material changes in corporate structure or the nature of its business, dispose of material assets, engage in a change in control transaction, make certain foreign investments, enter into certain restrictive agreements, or engage in certain transactions with affiliates. We were in compliance with all such covenants at September 30, 2014.
4. Commitments and Contingencies
We have entered into various non-cancelable operating lease agreements for certain of our office facilities and equipment with original lease periods expiring between 2014 and 2021. Certain of these arrangements have free rent periods and /or escalating rent payment provisions, and we recognize rent expense under such arrangements on a straight-line basis.
Future minimum rental commitments under non-cancelable leases as of September 30, 2014 are as follows (in thousands):

Year Ending December 31,	Amount
Remainder of 2014	$574
2015	2,278
2016	1,945
2017	1,477
2018	660
Thereafter	1,416
Total	$8,350
Operating lease expense was $0.8 million and $0.7 million for the three months ended September 30, 2014 and 2013, respectively, and was $2.2 million and $1.9 million for the nine months ended September 30, 2014 and 2013, respectively.
5. Stock-based Compensation
(a) Stock Options
Total stock-based compensation expense charged as salaries and benefits expense in the consolidated statements of operations was $0.8 million and $0.8 million for the three months ended September 30, 2014 and 2013, respectively, and $2.6 million and $2.2 million for the nine months ended September 30, 2014 and 2013, respectively.
The following table shows stock option activity for the nine months ended September 30, 2014:

	Outstanding Options	Weighted average exercise price per share	Weighted average remaining contractual life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2013	5,212,821	$6.03	6.62	$23,466
Granted	254,000	9.69
Forfeited	(239,093)	10.45
Exercised	(1,007,856)	0.61
Outstanding at September 30, 2014	4,219,872	$7.29	6.50	$10,013
Vested, exercisable, and expected to vest(1) at September 30, 2014	4,133,236	$7.24	6.46	$9,986
Exercisable at September 30, 2014	2,456,023	$5.24	5.35	$9,629

(1)	Options expected to vest reflect an estimated forfeiture rate.

The Company recognizes share-based compensation costs as expense on a straight-line basis over the option vesting period, which generally is four to five years.
(b) Restricted Stock Units
The following table summarizes restricted stock unit activity for the nine months ended September 30, 2014:

	Number of Awards	Weighted average grant date fair value per share
Outstanding at December 31, 2013	5,263	$10.59
Granted	481,545	9.27
Outstanding at September 30, 2014	486,808	$9.28
Expected to vest at September 30, 2014	462,468	$9.28

Restricted stock units granted under the Performant Financial Corporation 2012 Stock Incentive Plan generally vest over periods ranging from one to four years.
6. Income Taxes
Our effective income tax rate changed to 42.2% for the nine months ended September 30, 2014 from 41.1% for the nine months ended September 30, 2013. The increase in the effective tax rate is primarily due to the decrease in earnings for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 and the resulting impact of permanent difference on the effective tax rate.

We file income tax returns with the U.S. federal government and various state jurisdictions. We operate in a number of state and local jurisdictions, most of which have never audited our records. Accordingly, we are subject to state and local income tax examinations based upon the various statutes of limitations in each jurisdiction. For tax years before 2011, the Company is no longer subject to Federal and certain state tax examinations. For tax years before 2010, the Company is no longer subject to certain other state tax examinations. We are currently being examined by the Franchise Tax Board of California for tax years 2011 and 2012.
7. Earnings per Share
For the three and nine months ended September 30, 2014 and 2013, basic income per share is calculated by dividing net income by the sum of the weighted average number of shares of Common Stock outstanding during the period. Diluted income per share is calculated by dividing net income by the weighted average number of shares of Common Stock and dilutive common share equivalents outstanding during the period. Common share equivalents consist of stock options and restricted stock units. When there is a loss in the period, dilutive common share equivalents are excluded from the calculation of diluted earnings per share, as their effect would be anti-dilutive. For example, for the three months ended September 30, 2014, dilutive common share equivalents have been excluded, and diluted weighted average shares outstanding are the same as basic average shares outstanding. The Company excludes options from the calculation of diluted earnings per share when the combined exercise price, unamortized fair value and excess tax benefits of the options exceed the average market price of the Company's common stock because their effect would be anti-dilutive. For the nine months ended September 30, 2014, the Company excluded 2,834,079 options from the calculation of diluted earnings per share because their effect would be anti-dilutive. For the three and nine months ended September 30, 2013, the Company excluded 2,623,314 options and 2,574,709 options from the calculation of diluted earnings per share because their effect would be anti-dilutive.
The following table reconciles the basic to diluted weighted average shares outstanding using the treasury stock method (shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Weighted average shares outstanding – basic	49,004	48,050	48,641	47,247
Dilutive effect of stock options	—	1,506	1,117	2,068
Weighted average shares outstanding – diluted	49,004	49,556	49,758	49,315
8. Subsequent Events
On November 4, 2014, the Company entered into Amendment No. 2 to its Credit Agreement (Second Amendment) in which certain financial covenants were amended and additional financial covenants were added. Under the Second Amendment, the total debt to EBITDA ratio, which required the Company to maintain a ratio of 3.25 to1.0 as of September 30, 2014 was revised as follows:

•	for the computation periods ending December 31, 2014, March 31, 2015, June 30, 2015, September 30, 2015 and December 31, 2015, the Company must maintain a total debt to EBITDA ratio of 5.00 to1.0

•	for the computation periods ending March 31, 2016, June 30, 2016, September 30, 2016 and December 31, 2016, the Company must maintain a total debt to EBITDA ratio of 4.75 to1.0; and

•	for each computation period ending March 31, 2017 and thereafter, the Company must maintain a total debt to EBITDA ratio of 3.25 to1.0

In addition, the fixed charge coverage ratio of 1.20 to1.0, which was in effect for every computation period under the Credit Agreement as of September 30, 2014, has been revised under the Second Amendment to apply only to the computation periods ending September 30, 2014, March 31, 2017, and each computation period thereafter.
The Second Amendment also added an interest coverage ratio, defined as the ratio of EBITDA compared to interest expense paid in cash for the computation period. Under this new financial covenant, the Company is required to maintain:

•	an interest coverage ratio of not to be less than 2.25 to1.0 for the computation periods ending December 31, 2014, March 31, 2015, June 30,2015, September 30, 2015, and December 31, 2015; and

•	an interest coverage ratio not to be less than of 2.50 to1.0 for the computation period ending March 31, 2016, June 30, 2016, September 30, 2016 and December 31, 2016.

In addition, among other things, under the Second Amendment, the Company is now required to maintain minimum adjusted cash balances of $35.0 million from November 4, 2014 through December 31, 2015, and minimum adjusted cash balances of $30.0 million from January 1, 2016 through December 31, 2016. Further, under the Second Amendment, the Company must maintain EBITDA for any trailing twelve month period of not less than $20.0 million beginning with the month ending November 30, 2014 through the month ending December 31, 2016. Also, pursuant to the terms of the Second Amendment, the lenders are not required to make new loans or issue new letters of credit under the Company's line of credit when the total debt to EBITDA ratio exceeds 3.25 to 1.0. Lastly, under the Second Amendment, capital expenditures of the Company in the years ending December 31, 2014, December 31, 2015, and December 31, 2016, are not permitted to exceed $12.5 million.
Interest charged under the Credit Agreement as revised by the Second Amendment is a function of the total debt to EBITDA ratio, adjusted quarterly. When the total debt to EBITDA ratio is greater than 4.0 to1.00, the Term A loan is charged interest either at Prime +4.75% or LIBOR + 5.75%, while the Term B loan is charged interest either at Prime + 5.25% or LIBOR + 6.25%. When the total debt to EBITDA ratio is equal to or less than 4.0 to1.00, the Term A loan is charged interest either at Prime + 4.25% or LIBOR + 5.25%, while the Term B loan is charged interest either at Prime +4.75% or LIBOR + 5.75%.
Fees for the Second Amendment of $518,000 were paid to the agent and lenders on November 4, 2014.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(in thousands)		(in thousands)
Student Lending	$28,083	$43,416	$107,588	$121,672
Healthcare	5,205	28,331	30,112	56,613
Other	6,352	5,061	17,983	17,041
Total Revenues	$39,640	$76,808	$155,683	$195,326

Student Lending
We derive the majority of our revenues from the recovery of student loans. These revenues are contract-based and consist primarily of contingency fees based on a specified percentage of the amount we enable our clients to recover. Our contingency fee percentage for a particular recovery depends on the type of recovery facilitated. We also receive incremental performance incentives based upon our performance as compared to other contractors with the Department of Education, which are comprised of additional inventory allocation volumes and incentive fees. We are currently subject to a competitive rebidding process for the next contract with the Department of Education. The bidding process has been changed on two occasions and the Department of Education has now extended the current contract to April 2015, when we expect the new contract awards to become effective. The bidding process is not expected to have an impact on our 2014 revenues because we continue to operate under the existing contract.
In October 2014, the Department of Education announced a change in the structure for the payment of fees to recovery contractors upon rehabilitation of student loans under the existing recovery contract.  The new fee structure provides for a fixed fee of $1,710 for each loan that is rehabilitated.  Previously, the fee had been based on a percentage of the principal amount of the rehabilitated loan.  The change to the fee structure will be effective to student loans that are rehabilitated on or following April 22, 2015.  Although this change to a fixed fee structure will not take place until April 2015, had the new fixed fee structure been in place for 2014, we estimate that our overall student lending revenues would have decreased by approximately 13% for the nine months ended September 30, 2014 and by approximately $2.4 million in the third quarter of 2014, assuming no variation in our student loan placement during the periods.
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
There are five potential outcomes to the student loan recovery process from which we generate revenues. These outcomes include: full repayment, recurring payments, rehabilitation, loan restructuring and wage garnishment. Of these five potential outcomes, our ability to rehabilitate defaulted student loans is the most significant component of our revenues in this market. Generally, a loan is considered successfully rehabilitated after the student loan borrower has made nine consecutive qualifying monthly payments and our client has notified us that it is recalling the loan. Once we have structured and implemented a repayment program for a defaulted borrower, we (i) earn a percentage of each periodic payment collected up to and including the final periodic payment prior to the loan being considered “rehabilitated” by our clients, and (ii) if the loan is “rehabilitated,” then we are paid a one-time percentage of the total amount of the remaining unpaid balance. As stated above, effective April 2015, our contract with the Department of education will provide for a fixed fee of $1,710 for each rehabilitated loan. The fees we are paid vary by recovery outcome as well as by contract. For non-government-supported student loans we are generally only paid contingency fees on two outcomes: full repayment or recurring repayments. The table below describes our typical fee structure for each of these five outcomes.

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
For certain guaranty agency, or GA, clients, we have entered into Master Service Agreements, or MSAs. Under these agreements, clients provide their entire inventory of outsourced loans or receivables to us for recovery on an exclusive basis, rather than just a portion, as with traditional contracts that are split among various service providers. In certain circumstances, we engage subcontractors to assist in the recovery of a portion of the client’s portfolio. We also receive success fees for the recovery of loans under MSAs and our revenues under MSA arrangements include fees earned by the activities of our subcontractors. As of September 30, 2014, we had three MSA clients in the student loan market.

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

We are currently involved in a competitive rebidding process for the next RAC contract with CMS. The timing of new RAC contract awards remains uncertain. The bidding process has been delayed, at least in part, by pre-award protests and, following the denial of those protests, by ongoing litigation. The litigation involves a request for injunction against award of the new RAC contracts and elimination of payment terms under the proposed new RAC contracts that would prohibit RACs from being compensated for improper claims until a second level of appeal has been exhausted. A decision in favor of CMS is currently on appeal, and injunction bars award of three of the five new RAC contracts pending the appeal.

In connection with our RAC contract, CMS has announced a settlement offer to pay hospitals 68% of what they have billed Medicare to settle a backlog of pending appeals challenging Medicare's denials of reimbursement for certain types of short-term care. The implication of this settlement offer related to claims for which fees have already been paid to recovery auditors under existing RAC contracts is unclear at this time, but we may be obligated to repay certain amounts that we previously received from CMS depending on the final terms of any such settlement. We accrue an estimated liability for appeals based on the amount of commissions received which are subject to appeal and which we estimate are probable of being returned to providers following successful appeal.  The $17.2 million balance as of September 30, 2014, represents our best estimate of the probable amount of we may be required to refund related to appeals of claims for which commissions were previously collected. We estimate that it is reasonably possible that we could be required to pay an additional amount up to approximately $5.4 million as a result of potentially successful appeals in excess of the amount we accrued as of September 30, 2014.

In anticipation of the award of new RAC contracts, beginning in 2013 CMS has adopted a series of contract transition procedures that have restricted our ability to request medical records for audit, thus adversely affected our revenues under this contract. No records requests were permitted in July 2013 and then from November 15, 2013 through year end. In January 2014, records requests were again permitted through February 21, 2014 and claim activity was permitted through June 1, 2014, when work under the contract stopped. In addition to these periods of suspended activity, the contract transition rules have limited scope of our permitted audit activities as CMS has generally not permitted audits of PIP providers and has also placed additional restrictions on the types of claims we are permitted to audit and number of medical records we are permitted to request. CMS began to permit claim reviews again in August 2014 for an unspecified period, but has restricted reviews to a limited number of types of claims.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(dollars in thousands)		(dollars in thousands)
Student Lending:
Placement Volume	$1,678,374	$2,138,751	$4,982,354	$5,142,296
Placement Revenue as a Percentage of Placement Volume	1.67%	2.03%	2.16%	2.37%
Healthcare:
Net Claim Recovery Volume	$46,089	$251,290	$266,632	$501,526
Claim Recovery Fee Rate	11.29%	11.27%	11.29%	11.29%
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
Typically we are able to anticipate with reasonable accuracy the timing and volume of placements of defaulted student loans and other receivables based on historical patterns and regular communication with our clients. Occasionally, however, placements are delayed due to factors outside of our control. For example, a technology system upgrade at the Department of Education significantly decreased the volume of student loan placements by the Department of Education to all recovery vendors, including us. While we and the other recovery vendors have received substantially larger placement volume in the fourth quarter of 2012 as a result of the completion of this technology system upgrade, the majority of the revenues from these placements were not recognized until the third quarter of 2013 because we do not begin to earn rehabilitation revenues from a given placement until at least nine months after receipt of a placement. In addition, for approximately twelve months beginning in September 2011, the Department of Education was not able to process a portion of rehabilitated student loans and accordingly we were not able to recognize certain revenues associated with rehabilitation of loans for this client. However, the Department of Education continued to pay us based on invoices submitted and we recorded these cash receipts as deferred revenues on our balance sheet.
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
In addition, in planning for the award of the next RAC contracts, CMS has implemented transition procedures that have significantly affected our operations during the transition period by placing restrictions on the types of claims and the amount of certain medical records requests that we may make during the transition period, and by suspending records requests during other periods.
Contingency Fees
Our revenues consist primarily of contract-based contingency fees. The contingency fee percentages that we earn are set by our clients or agreed upon during the bid process, and may change from time to time either under the terms of existing contracts or pursuant to the terms of contract renewals. For example, the fees that we earn under our contractual arrangement with the Department of Education have been subject to unilateral change by the Department of Education as a result of the Department of Education’s decision to have its recovery vendors promote IBR to defaulted student loans. The IBR program provides flexibility on the required monthly payment for student loan borrowers at an amount intended to be affordable based on a borrower’s income and family size. As a result of the increased application of the IBR program to defaulted student loans, we expect that there will be an increase in the number of loans that become eligible for rehabilitation because more defaulted student loan borrowers will be able to make qualifying payments. In connection with the implementation of the IBR program, the Department of Education initially reduced the contingency fee rate that we receive for rehabilitating student loans by approximately 13% effective March 1, 2013. Further, in October 2014, the Department of Education announced a change to a fixed fee of $1,710 payable for each loan that is rehabilitated in place of a recovery fee that historically had been based on a percentage of the balance of the rehabilitated loan.  Although this change to a fixed fee structure will not take place until April 2015, had the new fixed fee structure been in place for 2014, we estimate that our overall student lending revenues would have decreased by approximately 13% for the nine months ended September 30, 2014 and by approximately $2.4 million in the third quarter of 2014, assuming no variation in our student loan placement during the periods.
In addition, the Bipartisan Budget Act of 2013, which was signed into law by President Obama on December 26, 2013, reduced the compensation paid to GAs for the rehabilitation of student loans, effective July 1, 2014. This "revenue enhancement" measure reduced the amount that GAs can charge borrowers when a rehabilitated loan is sold from 18.5% to 16% of the outstanding loan balance, and eliminated entirely the GAs retention of 18.5% of the outstanding loan balance as a fee for rehabilitation services. The reduction in compensation the GAs receive resulted in a decrease of approximately 25% in the contingency fee percentage that we receive from GAs for assisting in the rehabilitation of student loans.
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
Client Concentration
Our revenues from the student loan market depend on our ability to maintain our contracts with some of the largest providers of student loans. For the nine months ended September 30, 2014 and in 2013, three providers of student loans each accounted for more than 10% of our revenues and they collectively accounted for 53.7% and 48.8% of our total revenues during these respective periods. Our contracts with these clients entitle them to unilaterally terminate their contractual relationship with us at any time without penalty. If we lose one of our significant clients, including if one of our significant clients is consolidated by an entity that does not use our services, if the terms of compensation for our services change or if there is a reduction in the level of placements provided by any of these clients, our revenues could decline.
Our contract with CMS for the recovery of improper Medicare payments began generating significant revenues during 2011 and represented 17.8% and 26.2% of our total revenues for the nine months ended September 30, 2014 and for the year ended December 31, 2013, respectively. Our audit work under our existing RAC contract expired in June 2014, but we have been permitted to resume audit work with respect to a limited number of claims in August 2014. We are currently participating in a competitive bidding process for the next RAC contract. The award of the new RAC contracts has been delayed due in part to a bid protest followed by a lawsuit and a subsequent appeal process which is still underway. Pending a decision on appeal, the contract award process has been enjoined. While we believe our performance under the existing agreement and the experience we have gained in performing this contract position us well to renew the agreement, failure to renew the agreement or renewal on substantially less favorable terms could significantly harm our revenues and results of operations.
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
Revenue Recognition
The majority of our contracts are contingency fee based. We recognize revenues on these contingency fee based contracts when third-party payors remit payments to our clients or remit payments to us on behalf of our clients, and, consequently, the contingency is deemed to have been satisfied. Under our RAC contract with CMS, we recognize revenues when the healthcare provider has paid CMS for a given claim or incurs an offset against future Medicare claims. Providers have the right to appeal a claim and may pursue additional appeals if the initial appeal is found in favor of CMS. We accrue an estimated liability for appeals based on the amount of commissions received which are subject to appeal and which we estimate are probable of being returned to providers following successful appeal. This estimated liability for appeals is an offset to revenues on our income statement. Our estimates are based on our historical experience with appeals activity under our CMS contract since January 2010. The $17.2 million balance as of September 30, 2014, represents our best estimate of the probable amount of losses related to appeals of claims for which commissions were previously collected and recognized as revenues. We estimate that it is reasonably possible that we could be required to pay an additional amount up to approximately $5.4 million as a result of potentially successful appeals in excess of the amount we reserved as of September 30, 2014. To the extent that required payments by us related to successful appeals exceed the amount accrued, revenues in the applicable period would be reduced by the amount of the excess. Our inability to correctly estimate the estimated liabilities and allowance against accounts receivable could adversely affect our revenues in future periods.
Goodwill
We periodically review the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether an impairment may exist. GAAP requires that goodwill and certain intangible assets not subject to amortization be assessed annually for impairment using fair value measurement techniques.
Specifically, goodwill impairment is determined using a two-step test. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its book value, including goodwill. If the fair value of the reporting unit exceeds its book value, goodwill is considered not impaired and the second step of the impairment test is unnecessary. If the book value of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the book value of that goodwill. If the book value of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. There was no impairment expense for goodwill for the three and nine months ended September 30, 2014.
Impairments of Depreciable Intangible Assets
We evaluate depreciable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Depreciable intangible assets consist of client contracts and related relationships, and are being amortized over their estimated useful life, which is generally 20 years. We evaluate the client contracts intangible at the individual contract level. The recoverability of such assets is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There was no impairment expense for depreciable intangible assets for the three and nine months ended September 30, 2014.

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
Results of Operations
Three Months Ended September 30, 2014 compared to the Three Months Ended September 30, 2013
The following table represents our historical operating results for the periods presented:

	Three Months Ended September 30,
	2014	2013	$ Change	% Change
	(in thousands)
Consolidated Statement of Operations Data:
Revenues	$39,640	$76,808	$(37,168)	(48)%
Operating expenses:
Salaries and benefits	22,180	25,060	(2,880)	(11)%
Other operating expenses	15,658	23,563	(7,905)	(34)%
Total operating expenses	37,838	48,623	(10,785)	(22)%
Income from operations	1,802	28,185	(26,383)	(94)%
Interest expense	(2,456)	(2,863)	407	(14)%
Income (loss) before provision for income taxes	(654)	25,322	(25,976)	(103)%
Provision for income taxes	(175)	9,868	(10,043)	(102)%
Net income (loss)	$(479)	$15,454	$(15,933)	(103)%
Revenues
Revenues were $39.6 million for the three months ended September 30, 2014, a decrease of approximately 48%, compared to total revenues of $76.8 million for the three months ended September 30, 2013.
Student lending revenues were $28.1 million for the three months ended September 30, 2014, representing a decrease of $15.3 million, or 35%, compared to the three months ended September 30, 2013. Approximately $4.0 million of this decrease was a result of lower rehabilitation fees paid to us by our guaranty agency clients a result of the reduction that guaranty agencies can charge borrowers due to the Federal budget act that became effective July 1, 2014. The remainder of the decrease was primarily attributable to new documentation requirements imposed by our guaranty agency clients as they implemented income based repayment programs. The new documentation requirements require additional time and interaction with borrowers, which delayed some loans from qualifying for rehabilitation prior to the end of the quarter.
Healthcare revenues were $5.2 million for the three months ended September 30, 2014, representing a decrease of $23.1 million, or 82%, compared to the three months ended September 30, 2013. This decrease was due primarily to the wind-down of our current CMS RAC contract, resulting in substantially reduced levels of permitted healthcare audit and recovery activities.

Salaries and Benefits
Salaries and benefits expense was $22.2 million for the three months ended September 30, 2014, a decrease of $2.9 million, or 11%, compared to salaries and benefits expense of $25.1 million for the three months ended September 30, 2013. The decrease in salaries and benefits expense was primarily due to lower bonus expense.

Other Operating Expenses
Other operating expenses were $15.7 million for the three months ended September 30, 2014, a decrease of $7.9 million, or 34%, compared to other operating expenses of $23.6 million for the three months ended September 30, 2013. The decrease in other operating expenses was primarily due to the wind-down of our current CMS RAC contract, resulting in lower levels of healthcare audit and recovery activities during the period.
Income from Operations
Income from operations was $1.8 million for the three months ended September 30, 2014, compared to $28.2 million for the three months ended September 30, 2013, representing a decrease of $26.4 million, or 94%. The decrease is primarily the result of a decrease in Healthcare revenue during the three months ended September 30, 2014, as a result of the wind-down of our current CMS RAC contract.
Interest Expense
Interest expense was $2.5 million for the three months ended September 30, 2014, compared to $2.9 million for the three months ended September 30, 2013. Interest expense decreased $0.4 million, or 14%, due to repayments of principal under our credit agreement, resulting in a lower outstanding balance.
Income Taxes
Income tax expense was a benefit of $0.2 million for the three months ended September 30, 2014, compared to a $9.9 million expense for the three months ended September 30, 2013. Our effective income tax decreased to 26.8% for the three months ended September 30, 2014, from 39% for the three months ended September 30, 2013. The decrease in our effective tax rate is primarily due to the decrease in earnings for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 and the resulting impact of permanent difference on the effective tax rate.
Net Income (loss)
As a result of the factors described above, net loss was $0.5 million for the three months ended September 30, 2014, which represented a decrease of $15.9 million, or 103% compared to net income of $15.5 million for the three months ended September 30, 2013.
Nine Months Ended September 30, 2014 compared to the Nine Months Ended September 30, 2013
The following table represents our historical operating results for the periods presented:

	Nine Months Ended September 30,
	2014	2013	$ Change	% Change
	(in thousands)
Consolidated Statement of Operations Data:
Revenues	$155,683	$195,326	$(39,643)	(20)%
Operating expenses:
Salaries and benefits	71,236	72,942	(1,706)	(2)%
Other operating expenses	56,304	65,314	(9,010)	(14)%
Total operating expenses	127,540	138,256	(10,716)	(8)%
Income from operations	28,143	57,070	(28,927)	(51)%
Interest expense	(7,765)	(8,752)	987	(11)%
Income before provision for income taxes	20,378	48,318	(27,940)	(58)%
Provision for income taxes	8,599	19,848	(11,249)	(57)%
Net income	$11,779	$28,470	$(16,691)	(59)%

Revenues
Revenues were $155.7 million for the nine months ended September 30, 2014, a decrease of approximately 20%, compared to revenues of $195.3 million for the nine months ended September 30, 2013.
Student lending revenues were 107.6 million for the nine months ended September 30, 2014, representing a decrease of $14.1 million, or 12%, compared to the nine months ended September 30, 2013. This decrease was primarily due to lower rehabilitation revenues. Approximately $4.0 million of this decrease was a result of lower rehabilitation fees paid to us by our guaranty agency clients a result of the reduction that guaranty agencies can charge borrowers due to the Federal budget act that became effective July 1, 2014. The remainder of the decrease was primarily attributable to new documentation requirements imposed by our guaranty agency clients as they implemented income based repayment programs. The new documentation requirements require additional time and interaction with borrowers, which delayed some loans from qualifying for rehabilitation during the period.
Healthcare revenues were $30.1 million for the nine months ended September 30, 2014, representing a decrease of $26.5 million, or 47%, compared to the nine months ended September 30, 2013. The decrease was due primarily to reduced audit activity in the 2014 period as the result of the wind-down of our CMS RAC contract, resulting in substantially reduced levels of permitted healthcare audit and recovery activities.
Salaries and Benefits
Salaries and benefits expense was $71.2 million for the nine months ended September 30, 2014, an increase of $1.7 million, or 2%, compared to salaries and benefits expense of $72.9 million for the nine months ended September 30, 2013. This decrease in salaries and benefits expense was primarily due to lower bonus expense.
Other Operating Expenses
Other operating expenses were $56.3 million for the nine months ended September 30, 2014, a decrease of $9.0 million, or 14%, compared to other operating expenses of $65.3 million for the nine months ended September 30, 2013. The decrease in other operating expenses was primarily due to lower third party collection fees, communication and postage resulting from the wind-down of our current CMS RAC contract.
Income from Operations
Income from operations was $28.1 million for the nine months ended September 30, 2014, compared to $57.1 million for the nine months ended September 30, 2013, representing a decrease of $28.9 million, or 51%. The decrease is primarily the result of a decline in our CMS audit and recovery activities as described above.
Interest Expense
Interest expense was $7.8 million for the nine months ended September 30, 2014, compared to $8.8 million for the nine months ended September 30, 2013. Interest expense decreased $1.0 million due to repayments of principal under our credit agreement, resulting in a lower outstanding balance.
Income Taxes
Income tax expense was $8.6 million for the nine months ended September 30, 2014, compared to $19.8 million for the nine months ended September 30, 2013. Our effective income tax increased to 42.2% for the nine months ended September 30, 2014, from 41.1% for the nine months ended September 30, 2013. The increase in the effective tax rate is primarily due to the decrease in earnings for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 and the resulting impact of permanent difference on the effective tax rate.
Net Income
As a result of the factors described above, net income was $11.8 million for the nine months ended September 30, 2014, which represented a decrease of $16.7 million, or 59%, compared to net income of $28.4 million for the nine months ended September 30, 2013.

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

Because of these limitations, you should consider adjusted EBITDA and adjusted net income alongside other financial performance measures, including net income and our other GAAP results. The following tables present a reconciliation of adjusted EBITDA and adjusted net income for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Adjusted EBITDA:
Net income (loss)	$(479)	$15,454	$11,779	$28,470
Provision for income taxes	(175)	9,868	8,599	19,848
Interest expense	2,456	2,863	7,765	8,752
Secondary offering expense (1)	—	—	—	2,893
Depreciation and amortization	3,067	2,702	9,058	7,840
Stock-based compensation	839	774	2,621	2,196
Adjusted EBITDA	$5,708	$31,661	$39,822	$69,999

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Adjusted Net Income:
Net income (loss)	$(479)	$15,454	$11,779	$28,470
Secondary offering expense (1)	—	—	—	2,893
Stock-based compensation	839	774	2,621	2,196
Amortization of intangibles (2)	933	933	2,799	2,799
Deferred financing amortization costs (3)	264	281	796	848
Tax adjustments (4)	(814)	(795)	(2,486)	(3,494)
Adjusted Net Income	$743	$16,647	$15,509	$33,712

(1)	Represents direct and incremental costs associated with the Company’s secondary offerings in February and April 2013.

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

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations and our credit agreement. Cash and cash equivalents, which totaled $85.0 million as of September 30, 2014, consist primarily of cash on deposit with banks. We expect that operating cash flows will continue to be a primary source of liquidity for our operating needs. There are currently no borrowings outstanding under our revolving credit facility other than $1.6 million letters of credit. Due to our operating cash flows and our existing cash and cash equivalents, we believe that we have the ability to meet our working capital and capital expenditure needs for the foreseeable future.
The $3.1 million increase in the balance of our cash and cash equivalents compared with the end of the fourth quarter of 2013 was primarily due to cash generated from operations of $25.9 million during the first nine months of 2014, offset by principal repayments of $19.1 million on our long-term debt and $6.7 million of capital expenditures.
Cash flows from operating activities
Cash provided by operating activities for the nine months ended September  30, 2014 was primarily due to net income of $11.8 million, an increase in net payable to client of $14.0 million, a decrease in trade accounts receivable of $3.0 million, an increase in estimated liability for appeals of $2.2, partially offset by an increase in prepaid expenses and other current assets of $7.9 million, decrease in accrued salaries and benefits of $4.9 million and increase in income tax receivable of $3.1 million.

Cash flows from investing activities
Cash used in investing activities for the nine months ended September 30, 2014 was due to capital expenditures of $6.7 million related to information technology, data storage, hardware, telecommunication systems and security enhancements to our proprietary software.
Cash flows from financing activities
Cash used in financing activities for the nine months ended September 30, 2014 was primarily attributable to repayments of principal of $19.1 million on long-term debt.
Estimated liability for appeals and Net payable to client
The September 30, 2014 balances of $17.2 million and $14.0 million for the Estimated liability for appeals and the Net payable to client, respectively, represent obligations that we expect to pay in the near term, although it is difficult to predict the precise timing of the associated cash outflows as they are dependent on the processing and resolution of audit appeals.
Long-term Debt
On March 19, 2012, we, through our wholly owned subsidiary, entered into a $147.5 million credit agreement, as amended and restated, with Madison Capital Funding LLC as administrative agent, ING Capital LLC as syndication agent, and other lenders party thereto. The senior credit facility consists of (i) a $57.0 million term A loan that matures in March 2017, (ii) a $79.5 million term B loan that matures in March 2018, and (iii) a $11.0 million revolving credit facility that expires in March 2017. On June 28, 2012, we amended the credit agreement to increase the amount of our borrowings under our term B loan by $19.5 million. On November 4, 2014, we further amended the credit agreement to modify a number of existing covenants and add certain new covenants.
All borrowings under the credit agreement bear interest at a rate per annum equal to an applicable margin corresponding to our total debt to EBITDA ratio, plus, at our option, either (i) a base rate determined by reference to the highest of (a) the prime rate published in the Wall Street Journal or another national publication, (b) the federal funds rate plus 0.5%, (c) the sum of (A) the 1-month LIBOR rate and (B) the difference between the then effective applicable margins for LIBOR loans and base rate loans and (d) 2.5% or (ii) a LIBOR rate determined by reference to the highest of (a) a LIBOR rate published in Reuters or another national publication and (b) 1.5%. The term A loan and the revolving credit facility currently have an applicable margin of 4.25% for base rate loans and 5.25% for LIBOR rate loans, in each case based on a total debt to EBITDA ratio of less than 4.00 to 1.00. The term B loan (including the incremental term B loan) currently has an applicable margin of 4.75% for base rate loans and 5.75% for LIBOR rate loans, in each case based on a total debt to EBITDA ratio of less than 4.00 to 1.00. The minimum per annum interest rate that we are required to pay is 6.75% for the term A loan and revolving credit facility and 7.25% for the term B loan. Interest is due at the end of each month for base rate loans and at the end of each LIBOR period for LIBOR rate loans unless the LIBOR period is greater than 3 months, in which case interest is due at the last day of each 3-month interval of such LIBOR period.
The credit agreement requires us to prepay the two term loans on a prorated basis and then to prepay the revolving credit facility under certain circumstances: (i) with 100% of the net cash proceeds of any asset sale or other disposition of assets by us or our subsidiaries where the net cash proceeds exceed $1 million, (ii) with a percentage of our annual excess cash flow each year where such percentage ranges from 25%-75% depending on our total debt to EBITDA ratio reduced by any voluntary prepayments that are made on our term loans during the same period, unless we elect to apply voluntary prepayments in the inverse order of maturity, in which case only voluntary prepayments in excess of $10 million shall reduce the amount of excess cash flow we are required to prepay and (iii) with any net cash proceeds from a qualified initial public offering by us, less net proceeds applied to redeem any outstanding preferred equity or convertible debt, to pay a common shareholder dividend not to exceed $20 million or, if we comply with an adjusted EBITDA ratio set forth in the agreement, to our cash balances in an amount not to exceed $75 million. With respect to (ii) above, the Company made a pro rata prepayment of approximately $11.5 million to the lenders in May 2014.
We have to abide by certain negative covenants for our credit agreement, which limit the ability for our subsidiaries and us to:

•	incur additional indebtedness;

•	create or permit liens;

•	pay dividends or other distributions to our equity holders;

•	purchase or redeem certain equity interests of our equity holders, including any warrants, options and other security rights;

•	pay management fees or similar fees to any of our equity holders;

•	make any redemption, prepayment, defeasance, repurchase or any other payment with respect to any subordinated debt;

•	consolidate, merge or make any acquisitions;

•	sell assets, including the capital stock of our subsidiaries;

•	enter into transactions with our affiliates;

•	enter into different business lines;

•	permit the aggregate amount of capital expenditures to exceed a certain amount; and

•	make investments.

The credit agreement also requires us to meet certain financial covenants, including maintaining (i) a fixed charge coverage ratio, (ii) a total debt to EBITDA ratio, (iii) an interest coverage ratio, (iv) a minimum EBITDA amount and (v) a minimum required adjusted cash amount, as such terms are defined in our credit agreement. These financial covenants are tested at the end of each quarter or month, as applicable. The table below further describes these financial covenants, as well as our current status under these covenants as of September 30, 2014.

Financial Covenant	Covenant Requirement	Actual Ratio at September 30, 2014
Fixed charge coverage ratio (minimum)*	1.20 to 1.0	1.37
Total debt to EBITDA ratio (maximum)*	3.25 to 1.0	1.91
Interest coverage ratio (minimum)**	2.25 to 1.0	6.41
EBITDA (minimum)**	$20,000,000	$59,964,000
Required Adjusted Cash Amount (minimum)***	$35,000,000	$59,527,000

* Covenant requirement as of September 30, 2014. These covenant requirements adjust in future period.
** These requirements will become effective December 2014, and will adjust in future periods
*** This requirement became effective November 4, 2014.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended September 30, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Our existing contracts with the Department of Education and CMS are currently subject to rebidding processes. The Department of Education and CMS were responsible for approximately 25% and 18% of our revenues for the nine months ended September 30, 2014, respectively, and 20% and 26% of our revenues for the year ended December 31, 2013, respectively. The Department of Education has announced that it expects to award contracts in in April 2015. We are currently participating in a competitive bidding process for the next RAC contract, but this process has been and may continue to be delayed, including by ongoing litigation related to the bidding process, protests following the award of contracts or other factors. While we believe our performance under existing contracts with the Department of Education and CMS and the experience we have gained in performing under these contracts position us well to renew both of these agreements, continued delays in the award of the new contracts, failure to retain either of these agreements or a significant adverse change in the terms of either of these agreements upon any renewal would seriously harm our revenues and our operating results.
The transition rules implemented by CMS in connection with the award of the new RAC contract and the delays associated with the award of the new RAC contract will have an adverse impact on our revenues.
Our ability to make claims under our existing RAC contract continues to be limited by contract transition rules announced by CMS. In this regard, CMS suspended our ability to request medical records for audit during a significant portion of the fourth quarter of 2013 and all of 2014 other than a brief period in January and February 2014, beginning again in August 2014 through year end. In addition, even during periods of permitted audit activity, CMS has placed restrictions on the types of claims and the amount of certain medical records requests that we may make during the transition period, and CMS has generally maintained a long-running prohibition on requesting medical records from PIP providers. These transition rules have had a material adverse effect on our revenues during the nine months ended September 30, 2014. Our revenues from CMS during the quarter ended September 30, 2014 were $4.0 million, compared to $28.2 million in the same quarter of 2013. Our revenues under this contract will be further diminished during the remainder of 2014 and into 2015. In addition, a federal appeals court is reviewing a lower court decision denying a protest involving the new RAC contract, which has resulted in continuing delays in the award of the new RAC contract. As a result of the delays in the award of the new RAC contract and the restrictions on our audit activities under the existing contract , we expect the reduction in healthcare revenues will have a material adverse effect on our revenues for the remainder of 2014 and into 2015. In addition, if we are successful in obtaining a new RAC contract with CMS, we expect there will be an approximate four to six month period until we start to recognize revenue after the award is made.
Revenues generated from our four largest clients represented 72% of our revenues for the nine months ended September 30, 2014 and 75% of our revenues for the year ended December 31, 2013, and any termination of or deterioration in our relationship with any of these clients would result in a decline in our revenues.
We derive a substantial majority of our revenues from a limited number of clients, including the Department of Education, CMS and two GAs. Revenues from our four largest clients represented 72% of our revenues for the nine month ended September 30, 2014 and 75% of our revenues for the year ended December 31, 2013. All of our contracts with these clients are subject to periodic renewal and re-bidding processes and if we lose one of these clients or if the terms of our relationships with any of these clients become less favorable to us, our revenues would decline, which would harm our business, financial condition and results of operations.
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
Substantially all of our existing contracts for the recovery of student loans and other receivables, which represented approximately 81% of our revenues for the nine months ended September 30, 2014 and 74% of our revenues in the year ended December 31, 2013, enable our clients to unilaterally terminate their contractual relationship with us at any time without penalty, potentially leading to loss of business or renegotiation of terms. Further, most of our contracts in these markets allow our clients to unilaterally change the volume of loans and other receivables that are placed with us or the payment terms at any given time. In addition, most of our contracts are not exclusive, with our clients retaining multiple service providers with whom we must compete for placements of loans or other obligations. Therefore, despite our contractual relationships with our clients, our contracts do not provide assurance that we will generate a minimum amount of revenues or that we will receive a specific volume of placements.
Our revenues and operating results would be negatively affected if our student loan and receivables clients, which include four of our five largest clients for the nine months ended September 30, 2014 and 2013, reduce the volume of student loan placements provided to us, modify the terms of service, including the success fees we are able to earn upon recovery of defaulted student loans, or any of these clients establish more favorable relationships with our competitors. For example, in 2013 in connection with the Department of Education’s decision to have its recovery vendors promote income-based repayment, or IBR, to defaulted student loans, the Department of Education unilaterally reduced the contingency fee rate that we receive for rehabilitating student loans by approximately 13%. Further, in October 2014, the Department of Education announced a change to a fixed fee of $1,710 payable for each loan that is rehabilitated in place of a recovery fee that historically had been based on a percentage of the balance of the rehabilitated loan.  Although this change to a fixed fee structure will not take place until April 2015, had the new fixed fee structure been in place for 2014, we estimate that our overall student lending revenues would have decreased by approximately 13% for the nine months ended September 30, 2014 and by approximately $2.4 million in the third quarter of 2014, assuming no variation in our student loan placement during the periods.
Further, CMS recently offered to pay hospitals 68% of what they have billed Medicare to settle a backlog of pending appeals challenging Medicare's denials of reimbursement for certain types of short-term care. The implication of this settlement offer related to claims for which recovery auditors have already been paid under existing RAC contracts is uncertain unclear at this time. We accrue an estimated liability for appeals based on the amount of commissions received which are subject to appeal and which we estimate are probable of being returned to providers following successful appeal.  The $17.2 million balance as of September 30, 2014, represents our best estimate of the probable amount of we may be required to refund related to appeals of claims for which commissions were previously collected. We estimate that it is reasonably possible that we could be required to pay an additional amount up to approximately $5.4 million as a result of potentially successful appeals in excess of the amount we accrued as of September 30, 2014. Any such payment that may be required back to CMS under our existing RAC contrast in connection with such settlement offer may be significant, and could have a material negative impact our financial position and liquidity.
Any other changes in the contingency fee percentages or other compensation terms that we are paid under existing and future contracts could have a significant impact on our revenues and operating results.
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

In addition, CMS has implemented rules that prevent RAC contractors from being able to review and audit (i) whether inpatient care delivered to patients with hospital stays lasting less than two midnights was medically necessary and therefore deserving of the higher reimbursement levels under Medicare Part A or (ii) whether inpatient treatment was medically necessary for admissions spanning more than two midnights.  In connection with these restrictions, hospitals cannot bill CMS for outpatient services on hospital stays lasting less than two midnights during such period.   Fees associated with recoveries initiated by us based upon improper claims for inpatient reimbursement of these short stays have represented a substantial portion of the revenues we have earned under our existing RAC contract. The continued suspension of this type of review activity could have a material adverse effect on our future healthcare revenues and operating results in the event we are successful in obtaining a second RAC contract, depending on a variety of factors including, among other things, CMS’s evaluation of provider compliance with the new rules, the rules ultimately adopted by CMS with respect to medical necessity reviews of Medicare reimbursement claims associated with short stay inpatient admissions and, more generally, the scope of improper claims that CMS allows us to pursue and our ability to successfully identify improper claims within the permitted scope. In connection with the award of the new RAC contract, CMS has indicated that it is reviewing certain aspects of the RAC contract including the amount of medical records that RAC vendors may request and the timeframes for review and communications between RAC vendors and providers.
Our current or future indebtedness could adversely affect our business and financial condition and reduce the funds available to us for other purposes, and our failure to comply with the covenants contained in our credit agreement could result in an event of default that could adversely affect our results of operations.
As of September 30, 2014, our total debt was $114.3 million. For the nine months ended September 30, 2014 our consolidated interest expense was $2.5 million. Our ability to make scheduled payments or to refinance our debt obligations and to fund our other liquidity needs depends on our financial and operating performance, which is subject to factors specific to our business, such as maintaining our agreements with our key clients, as well as prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot make assurances that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness and to fund our other liquidity needs. If our cash flows and capital resources are insufficient to fund our debt service obligations and allow us to maintain compliance with the covenants under our credit agreement or to fund our other liquidity needs, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot ensure that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements, including our credit agreement. If we cannot make scheduled payments on our debt, we will be in default and, as a result, our debt holders could declare all outstanding principal and interest to be due and payable, the lenders under our credit agreement could terminate their commitments to lend us money and foreclose against the assets securing our borrowings and we could be forced into bankruptcy or liquidation.
Our debt agreements contain, and any agreements to refinance our debt likely will contain, financial and restrictive covenants that limit our ability to incur additional debt, including to finance future operations or other capital needs, and to engage in other activities that we may believe are in our long-term best interests, including to dispose of or acquire assets. Our failure to comply with these covenants may result in an event of default, which, if not cured or waived, could accelerate the maturity of our indebtedness or result in modifications to our credit terms. We recently entered into an agreement amending the terms of our credit agreement, particularly in light of the delays in awarding new RAC contracts. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources - Long Term Debt" in Item 2 above for a more detailed discussion of our financial covenants as well as our current status under these covenants. If our indebtedness is accelerated, we may not have sufficient cash resources to satisfy our debt obligations and we may not be able to continue our operations as planned.
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
We have historically derived and are likely to continue to derive a significant portion of our revenues from the U.S. federal government. For the nine months ended September 30, 2014, revenues under contracts with the U.S. federal government accounted for approximately 47% of our total revenues, compared to 48% for the year ended December 31, 2013. In addition, fees payable by the U.S. federal government are expected to become a larger percentage of our total revenues over the next several years as a result of legislation that has transferred responsibility for all new student loan origination to the Department of Education. The continuation and exercise of renewal options on existing government contracts and any new government contracts are, among other things, contingent upon the availability of adequate funding for the applicable federal government agency. Changes in federal government spending could directly affect our financial performance.
For example, the Bipartisan Budget Act of 2013, which was signed into law by President Obama on December 26, 2013, reduced the compensation paid to GAs for the rehabilitation of student loans, effective July 1, 2014. This "revenue enhancement" measure reduced from 18.5% to 16% of the outstanding loan balance, the amount that GAs can charge borrowers when a rehabilitated loan is sold by the GA and eliminated entirely the GAs retention of 18.5% of the outstanding loan balance as a fee for rehabilitation services. The reduction in compensation the GAs receive resulted in a decrease of approximately 25% in the contingency fee percentage that we receive from the GAs for assisting in the rehabilitation of defaulted student loans. Further, in October 2014, the Department of Education announced a a new fee structure with respect to payment for rehabilitated loans to provide a fixed fee of $1,710 payable for each loan that is rehabilitated in place of a recovery fee that historically had been based as a percentage of the balance of the rehabilitated loan.  Although this change to a fixed fee structure will not take place until April 2015, had the new fixed fee structure been in place for 2014, we estimate that our overall student lending revenue would have decreased by approximately 13% for the nine months ended September 30, 2014 and by approximately $2.4 million in the third quarter of 2014 , assuming no variation in our student loan placement volume in the periods. Any additional decrease in the student loan contingency fees would result in a further decrease of our revenues. Further, any amounts that we may be obligated to pay CMS under existing RAC contract as a result of CMS's recent offer to pay hospitals 68% of what they have billed Medicare to settle a backlog of pending appeals challenging Medicare's denials of reimbursement for certain types of short-term care could have a material negative impact our financial position and liquidity. The loss of business from the U.S. federal government, or significant policy changes or financial pressures within the agencies of the U.S. federal government that we serve would result in a significant decrease in our revenues, which would adversely affect our business, financial condition and results of operations.
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
As a result of SAFRA, which terminated the ability of the GAs to originate government-supported student loans, some have speculated that there may be consolidation among the 30 GAs. This speculation has heightened as a result of the reduction of fees that the GAs will receive for rehabilitating student loans as a result of the Bipartisan Budget Act of 2013. If GAs that are our clients are combined with GAs with whom we do not have a relationship, we could suffer a loss of business. We currently have relationships with 11 of the 30 GAs and two of our GA clients were each responsible for more than 10% of our total revenues for the nine months ended September 30, 2014 and 2013. The consolidation of our GA clients with others and the failure to provide recovery services to the consolidated entity could decrease our revenues, which could negatively impact our business, financial condition and results of operations.
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
Since our initial public offering in August 2012, the price of our common stock, as reported by NASDAQ, has ranged from a low sales price of $7.04 on November 7, 2014 to a high sales price of $14.09 on March 4, 2013. The trading price of our common stock may be significantly affected by various factors, including: quarterly fluctuations in our operating results; the financial projections we may provide to the public, any changes in those projections or our failure to meet those projections; changes in investors’ and analysts’ perception of the business risks and conditions of our business; our ability to meet the earnings estimates and other performance expectations of financial analysts or investors; unfavorable commentary or downgrades of our stock by equity research analysts; changes in our capital structure, such as future issuances of debt or equity securities; lawsuits threatened or filed against us; strategic actions by us or our competitors, such as acquisitions or restructurings; new legislation or regulatory actions; changes in our relationship with any of our significant clients; fluctuations in the stock prices of our peer companies or in stock markets in general; and general economic conditions.
Our significant stockholder has the ability to influence significant corporate activities and our significant stockholder’s interests may not coincide with yours.
Parthenon Capital Partners beneficially owns approximately 27.4% of our common stock as of November 7, 2014. As a result of its ownership, Parthenon Capital Partners has the ability to influence the outcome of matters submitted to a vote of stockholders and, through our board of directors, the ability to influence decision-making with respect to our business direction and policies. Parthenon Capital Partners may have interests different from our other stockholders’ interests, and may vote in a manner adverse to those interests. Matters over which Parthenon Capital Partners can, directly or indirectly, exercise influence include: the election of our board of directors and the appointment and removal of our officers;

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sale of Unregistered Securities
None.

ITEM 5. OTHER INFORMATION
Amendment to Credit Agreement
On November 4, 2014, the Company entered into Amendment No. 2 to its Credit Agreement (Second Amendment) in which certain financial covenants were amended and additional financial covenants were added. Under the Second Amendment, the total debt to EBITDA ratio, which required the Company to maintain a ratio of 3.25 to1.0 as of September 30, 2014 was revised as follows:

•	for the computation periods ending December 31, 2014, March 31, 2015, June 30, 2015, September 30, 2015 and December 31, 2015, the Company must maintain a total debt to EBITDA ratio of 5.00 to1.0

•	for the computation periods ending March 31, 2016, June 30, 2016, September 30, 2016 and December 31, 2016, the Company must maintain a total debt to EBITDA ratio of 4.75 to1.0; and

•	for each computation period ending March 31, 2017 and thereafter, the Company must maintain a total debt to EBITDA ratio of 3.25 to1.0

In addition, the fixed charge coverage ratio of 1.20 to1.0, which was in effect for every computation period under the Credit Agreement as of September 30, 2014, has been revised under the Second Amendment to apply only to the computation periods ending September 30, 2014, March 31, 2017, and each computation period thereafter.
The Second Amendment also added an interest coverage ratio, defined as the ratio of EBITDA compared to interest expense paid in cash for the computation period. Under this new financial covenant, the Company is required to maintain:

•	an interest coverage ratio of not to be less than 2.25 to1.0 for the computation periods ending December 31, 2014, March 31, 2015, June 30,2015, September 30, 2015, and December 31, 2015; and

•	an interest coverage ratio not to be less than of 2.50 to1.0 for the computation period ending March 31, 2016, June 30, 2016, September 30, 2016 and December 31, 2016.

In addition, among other things, under the Second Amendment, the Company is now required to maintain minimum adjusted cash balances of $35.0 million from November 4, 2014 through December 31, 2015, and minimum adjusted cash balances of $30.0 million from January 1, 2016 through December 31, 2016. Further, under the Second Amendment, the Company must maintain EBITDA for any trailing twelve month period of not less than $20.0 million beginning with the month ending November 30, 2014 through the month ending December 31, 2016. Also, pursuant to the terms of the Second Amendment, the lenders are not required to make new loans or issue new letters of credit under the Company's line of credit when the total debt to EBITDA ratio exceeds 3.25 to 1.0. Lastly under the Second Amendment, capital expenditures of the Company in the years ending December 31, 2014, December 31, 2015, and December 31, 2016, are not permitted to exceed $12.5 million.
Interest charged under the Credit Agreement as revised by the Second Amendment is a function of the total debt to EBITDA ratio, adjusted quarterly. When the total debt to EBITDA ratio is greater than 4.0 to1.00, the Term A loan is charged interest either at Prime +4.75% or LIBOR + 5.75%, while the Term B loan is charged interest either at Prime + 5.25% or LIBOR + 6.25%. When the total debt to EBITDA ratio is equal to or less than 4.0 to1.00, the Term A loan is charged interest either at Prime + 4.25% or LIBOR + 5.25%, while the Term B loan is charged interest either at Prime +4.75% or LIBOR + 5.75%.
Fees for the Second Amendment of $518,000 were paid to the agent and lenders on November 4, 2014.

ITEM 6. EXHIBITS
(A) Exhibits:

Exhibit No.	Description

10.1	Amendment No. 2 to Credit Agreement, dated as of November 4, 2014, by and among Performant Business Services, Inc., the Lenders party hereto, and Madison Capital Funding LLC.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1(1)	Certification of the Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2(1)	Certification of the Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS(2)	XBRL Instance Document

101.SCH(2)	XBRL Taxonomy Extension Scheme

101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase

101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(2)	XBRL Taxonomy Extension Label Linkbase

101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase

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

PERFORMANT FINANCIAL CORPORATION
Date: November 10, 2014
	By:	/s/ Lisa Im
Lisa Im

Chief Executive Officer (Principal Executive Officer) and Director

	By:	/s/ Hakan Orvell
Hakan Orvell

Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Amendment No. 2 to Credit Agreement, dated as of November 4, 2014, by and among Performant Business Services, Inc., the Lenders party hereto, and Madison Capital Funding LLC.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a).

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a).

32.1(1)	Certification of the Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2(1)	Certification of the Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS(2)	XBRL Instance Document

101.SCH(2)	XBRL Taxonomy Extension Scheme

101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase

101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(2)	XBRL Taxonomy Extension Label Linkbase

101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase

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