Form 10-K
period 2014-12-31
Performant Financial Corp
filed 2015-03-13
CIK 1550695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2014 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was $297,012,377. Shares of common stock beneficially held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 12, 2015, 49,363,366 shares of the registrant’s common stock were outstanding.
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
We believe we have a leading position in our markets based on our proprietary technology-enabled services platform, long-standing client relationships and the large volume of funds we have recovered for our clients. In 2014, we provided recovery services on approximately $9.9 billion of combined student loans and other delinquent federal and state receivables and recovered approximately $244 million in improper Medicare payments. Our clients include 13 of the 30 public sector participants in the student loan industry and these relationships average more than 10 years in length, including a 25-year relationship with the Department of Education. We are currently subject to a competitive rebidding process for the next contract with the Department of Education. As of September 30, 2014, approximately $100.5 billion of government-supported student loans were in default. In the healthcare market, we are currently one of four prime Medicare Recovery Audit Contractors, or RACs, in the United States for the Centers for Medicare and Medicaid Services, or CMS, and are currently involved in a competitive re‑bidding process for the award of the next RAC contract with CMS. According to the Government Accountability Office, Medicare paid $591.2 billion of claims in 2013, of which approximately $44 billion were estimated to be improper payments.
We utilize our technology platform to efficiently provide recovery and analytics services in the markets we serve. We have continuously developed and refined our technology platform for almost two decades by using our extensive domain and data processing expertise. Our technology platform allows us to disaggregate otherwise complex recovery processes into a series of simple, efficient and consistent component steps, which we refer to as workflows, for our recovery and healthcare claims review specialists. This approach enables us to continuously refine our recovery processes to achieve higher rates of recovery with greater efficiency. By optimizing what traditionally have been manually-intensive processes, we believe we achieve higher workforce productivity versus more traditional labor-intensive outsourcing business models. For example, we generated in excess of $130,000 of revenues per employee during 2014, based on the average number of employees during the year.
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
For the year ended December 31, 2014, we generated approximately $195.4 million in revenues, $9.4 million in net income, $44.7 million in adjusted EBITDA and $15.3 million in adjusted net income. See “Managements Discussion and Analysis of Financial Condition and Results of Operations - Adjusted EBITDA and Adjusted Net Income” in Item 7 below for a definition of adjusted EBITDA and adjusted net income and reconciliations of adjusted EBITDA and adjusted net income to net income determined in accordance with generally accepted accounting principles.
We commenced our operations in 1976 under the corporate name Diversified Collection Services, Inc., or DCS. We were incorporated in Delaware on October 8, 2003 under the name DCS Holdings, Inc. and subsequently changed our name to Performant Financial Corporation. Our website address is www.performantcorp.com.
Our Markets
We operate in markets characterized by strong growth, a complex regulatory environment and a significant amount of delinquent, defaulted or improperly paid assets.
Student Lending
Government-supported student loans are authorized under Title IV of the Higher Education Act of 1965. Historically, there have been two distribution channels for student loans: (i) the Federal Direct Student Loan Program, or FDSLP, which represents loans made and managed directly by the Department of Education; and (ii) the Federal Family Education Loan Program, or FFELP, which represents loans made by private institutions and currently backed by any of the 29 Guaranty Agencies, or "GAs".
In July 2010, the government-supported student loan sector underwent a structural change with the passage of the Student Aid and Fiscal Responsibility Act, or SAFRA. This legislation transitioned all new government-supported student loan originations to the FDSLP, and away from originations made by private institutions within the FFELP that had previously utilized the GAs to guarantee, manage and service loans. The GAs are non-profit 501(c)(3) public benefit corporations operating under contract with the U.S. Secretary of Education, pursuant to the Higher Education Act of 1965, as amended, solely for the purpose of guaranteeing and managing student loans originated by lenders participating in the FFELP. Consequently, while the original distribution channels for student loans have been consolidated into one channel, the Department of Education, this does not impact the volume of government-supported student loan origination, which is a key driver of the volume of defaulted student loan inventory. In addition, despite this transition of all new loan originations to the FDSLP, GAs will continue to manage a significant amount of defaulted student loans for some period of time, due to their large outstanding portfolios of loans originated prior to July 2010. The outstanding portfolios of defaulted FFELP loans will, therefore, require recovery for the foreseeable future.
The Department of Education estimates that the balance of defaulted loans was approximately $66.0 billion in the FDSLP and approximately $34.5 billion in the FFELP as of September 30, 2014. These programs collectively guaranteed approximately $977 billion of federal government-supported student loans according to the Congressional Budget Office as of September 30, 2013. Given the operational and logistical complexity involved in managing the recovery of defaulted student loans, the Department of Education and the GAs generally choose to outsource these services to third parties.
Healthcare
The healthcare industry represents a significant portion of the U.S. GDP. According to CMS, U.S. healthcare spending reached $2.9 trillion in 2013 and is forecast to grow at a 5.7% compound annual growth rate through 2023. In particular, CMS indicates that federal government-related healthcare spending for 2013 totaled approximately $1.0 trillion. This federal government-related spending included approximately $591.2 billion for Medicare, which provides a range of healthcare coverage primarily to elderly and disabled Americans, and $431.1 billion for Medicaid, which provides federal matching funds for states to finance healthcare for individuals at or below the public assistance level.
Medicare was initially established as part of the Social Security Act of 1965 and consists of four parts: Part A covers hospital and other inpatient stays; Part B covers hospital outpatient, physician and other services; Part C is known as Medicare Advantage, under which beneficiaries receive benefits through private health plans; and Part D is the Medicare outpatient prescription drug benefit.
Of the $591.2 billion of Medicare spending in 2013, the Department of Health and Human Services estimated that approximately $48 billion, or approximately 8.6%, was improper, and that Medicare is the federal program with the largest amount of improper payments. Medicare improper payments generally involve incorrect coding, procedures performed which were not medically necessary, and incomplete documentation or claims submitted based on outdated fee schedules, among other issues.
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
In addition to government-related healthcare spending, significant growth in spending is expected in the private healthcare market. According to CMS’ National Health Expenditures Projections, the private healthcare market accounted for approximately $961 billion in spending in 2013 and private expenditures are projected to grow more than 5.7% annually through 2023.
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
Federal Agency Market
The federal agency market consists of government debt subrogated to the Department of the Treasury by numerous different federal agencies, comprising a mix of commercial and individual obligations and a diverse range of receivables. These debts are managed by the Bureau of the Fiscal Service (formerly the Department of Financial Management Service), or FS, a bureau of the Department of the Treasury. Since 1996, the FS has recovered more than $63 billion in delinquent federal and state debt. For the fiscal year ended September 30, 2013, federal agency recoveries in this market totaled more than $7 billion, an increase of more than $13 million over 2012. A significant portion of these collections are processed by private collection firms on behalf of the FS.
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

•
Advanced, technology-enabled workflow processes. Our technology-enabled workflow processes, developed over many years of operational experience in recovery services, disaggregate otherwise complex recovery processes into a series of simple, efficient and consistent steps that are easily configurable and applicable to different types of recovery-related applications. We believe our workflow software is highly intuitive and helps our recovery and claims specialists manage each step of the recovery process, while automating a series of otherwise manually-intensive and document-intensive steps in the recovery process. We believe our streamlined workflow technology drives higher efficiencies in our operations, as illustrated by our ability to generate in excess of $130,000 of revenues per employee during 2014, based on the average number of employees during the year. We believe our streamlined workflow technology also improves recovery results relative to more labor-intensive outsourcing models.

•
Strong data and analytics capabilities. Our data and analytics capabilities allow us to achieve strong recovery rates for our clients. We have collected recovery-related data for over two decades, which we combine with large volumes of client and third-party data to effectively analyze our clients’ delinquent or defaulted assets and improper payments. We have also developed a number of analytics tools that we use to score our clients’ recovery inventory, determine the optimal recovery process and allocation of resources, and achieve higher levels of recovery results for our clients. In addition, we utilize analytics tools to continuously measure and test our recovery workflow processes to drive refinements and further enhance the quality and effectiveness of our capabilities.

•
Long-standing client relationships. We believe our long-standing focus on achieving superior recovery performance for our clients and the significant value our clients derive from this focus have helped us achieve long-tenured client relationships, strong contract retention and better access to new clients and future growth opportunities. We have business relationships with 13 of the 30 public sector participants in the student loan market and these relationships average more than 11 years in length, including an approximate 24-year relationship with the Department of Education. In the healthcare market, we have an eight-year relationship with CMS and are currently one of four prime Medicare RAC contractors.

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

•
Proven and experienced management team. Our management team has significant industry experience and has demonstrated strong execution capabilities. Our senior management team, led by Lisa Im, has been with us for an average of approximately12 years. This team has successfully grown our revenue base and service offerings beyond the original student loan market into healthcare and delinquent state tax and private financial institutions receivables. Our management team’s industry experience, combined with deep and specialized understanding of complex and highly regulated industries, has enabled us to maintain long-standing client relationships and strong financial results.

Our Growth Strategy
Key elements of our growth strategy include the following:

•
Expand our student loan recovery volume. The balance of defaulted government-supported student loans was approximately $100.5 billion as of September 30, 2014. While we have long-standing relationships with some of the largest participants in the government-supported student loan market, we believe there are significant opportunities within this growing market to increase the volume of student loans placed with us by existing and new clients. For example, if we are able to enter into a new contract with the Department of Education, which is currently subject to a rebidding process, we believe there is an opportunity to grow our placement volume through strong performance. Further, as a result of our relationships with five of the seven largest GAs, we believe we are well-positioned to benefit as a result of any consolidation of smaller GAs over the coming years.

•
Expand our recovery services in the healthcare market. According to CMS, Medicare spending totaled approximately $591.2 billion in 2013 and is expected to increase to $1.1 trillion in 2022, representing a compound annual growth rate of 7.4%. In the private healthcare market, spending totaled $961 billion in 2013 and is expected to grow more than 5.7% annually through 2023, according to CMS’ National Health Expenditures Projections. As these large markets continue to grow, we expect the need for recovery services to increase in the public and private healthcare markets. In the first quarter of 2014, we submitted proposals for new RAC contracts in all four regions, although this contracting process remains delayed due to litigation related to the bidding process. We have also entered into contracts and are pursuing additional opportunities to provide audit, recovery and analytics services in the private healthcare market. In addition, we intend to pursue opportunities to find and eliminate losses prior to payment for healthcare services, including the detection of fraud, waste and abuse in the public and private healthcare markets.

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
The components of our platform include the following:
Data Management Expertise
Our platform manages and stores large amounts of data throughout the workflow process. This includes both proprietary data we have compiled over two decades, as well as third-party data which we can integrate efficiently and in real-time to reduce errors, reduce cycle time processing and, ultimately, improve recovery rates. The strength of our data management expertise augments our analytics capabilities and provides our recovery and claims specialists with powerful workflow processes.
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
Furthermore, we believe our analytics capabilities will extend our potential markets, permitting us to pursue significant new business opportunities. For example, we have expanded the use of our data analytics capabilities in the healthcare sector to offer a variety of services from post and pre-payment audit of healthcare claims in both the public and private healthcare sector, to detection of fraud, waste and abuse of healthcare claims, to coordination of benefits and pharmacy fraud detection.
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
Smart Bins have been designed to be highly intuitive and help our recovery and claims specialists manage each step in the recovery process and enhance their productivity to high levels, regardless of skill differences among specialists. Smart Bins direct specialists toward the most efficient and effective action or step with respect to the management and recovery of a defaulted student loan, with some input by specialists. Our technology places expert system rules into the workflow engine, allowing employees at different skill levels to manage the more complex work steps that highly experienced workers would perform, while automating document management and compliance functionality as industry regulations and compliance demands change.
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

•  Provide audit and recovery services to identify improper healthcare payments for public and private healthcare clients

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
Our current contract with the Department of Education will expire in April 2015, and we are currently subject to a competitive rebidding process for the next contract with the Department of Education. We understand that five other recovery service providers under the current contract have recently received notice from the Department of Education stating an intention to extend their existing contracts past April 2015. To date, we have not received notice of any such extension from the Department of Education and we are unsure whether we will be provided any such  extension of our current contract or when the new contracts will be awarded. We do not believe the Department of Education has completed the current contract extension process. However, due to the timing of the rehabilitation process for loans placed with us by the Department of Education, we expect there will be a minimal impact on our revenues in 2015 if we do not receive an extension of our current contract. Despite notice of their intent to extend the current contract for five recovery service providers, we believe the Department of Education is not permitted to selectively extend the contract for individual recovery service providers.

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
Under our existing RAC contract with CMS, we utilize our technology-enabled services platform to screen Medicare claims against several criteria, including coding procedures and medical necessity standards, to determine whether a claim should be further investigated for recoupment or adjustment by CMS. We conduct automated and, where appropriate, detailed medical necessity reviews. If we determine that the likelihood of finding a potential improper payment warrants further investigation, we request and review healthcare provider medical records related to the claim, utilizing experts in Medicare coding and registered nurses. We interact and communicate with healthcare providers and other administrative entities, and ultimately submit the claim to CMS for correction.
We are currently involved in a competitive rebidding process for four new RAC contracts with CMS. The timing of new RAC contract awards remains uncertain. The bidding process has been delayed, at least in part, by pre‑award protests and, following the denial of those protests, by ongoing litigation. The plaintiffs in the litigation are seeking the elimination of payment terms under the proposed new RAC contracts that would prohibit RACs from being compensated for improper claims until a second level of appeal has been exhausted. An initial decision in favor of CMS was subject to appeal in which the appellate court recently remanded the case back to the lower court to rule on the merits of the case. There is a related injunction barring the award of three of the four new RAC contracts pending resolution of this litigation. A fifth RAC contract, which is a new type of RAC contract covering the identification and recovery of improper claims for durable medical equipment, prosthetics, orthotics and supplies and home health and hospice claims, was not covered by the injunction and was awarded to another party in January 2015. The Company is not a party to this litigation. CMS has stated that the injunction will delay the award of the three contracts until the judge’s ruling on the injunction, which is not expected to occur until late summer 2015. It is uncertain whether CMS will award the RAC contract not covered by the injunction in the interim period or will wait to award all of the new RAC contracts at the same time. CMS also recently announced that it extended our existing RAC contract through December 31, 2015, along with a limited scope of procedures we will be allowed to conduct and a limited scope of claim types we will be permitted to pursue during this extended period. CMS has further indicated they may, at their discretion, approve additional issues that we will be permitted to review and audit during the RAC contract extension period.
In the private healthcare market, we utilize our technology-enabled services platform to provide audit, recovery and analytical services for private healthcare payors. Our experience from our existing RAC contract has helped establish our presence in the private healthcare market by providing us the opportunity to provide audit and recovery services for several national commercial health plans. Our audit and analytic capabilities have allowed us not only to expand our services with these initial private healthcare clients, but also gain entry into other related private healthcare opportunities.
Other Markets
We also provide recovery services to several state and municipal tax authorities, the Department of the Treasury, the Department of Education and a number of financial institutions.
For state and municipal tax authorities, we analyze a portfolio of delinquent tax and other receivables placed with us, develop a recovery plan and execute a recovery process designed to maximize the recovery of funds. In some instances, we have also run state tax amnesty programs, which provide one-time relief for delinquent tax obligations, and other debtor management services for our clients. We currently have relationships with numerous state and municipal governments. Delinquent obligations are placed with us by our clients and we utilize a process that is similar to the student loan recovery process for recovering these obligations.
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
Analytics Capabilities
For several years, we have leveraged our data analytics tools to help filter, identify and recover delinquent and defaulted assets and improper payments as part of our core recovery services platform. Through our data analytics capabilities, which we refer to as Performant Insight, we are able to review, aggregate, and synthesize very large volumes of structured and unstructured data, at high speeds, from the initial intake of disparate data sources, to the warehousing of the data, to the analysis and reporting of the data. We believe we have built a differentiated, next-generation “end-to-end” data processing solution that will maximize value for current and future customers.
Performant Insight provides numerous benefits for our recovery services platform. Performant Insight has not only enhanced our existing recovery services under our RAC contract by analyzing significantly higher volumes of healthcare claims at faster rates and reducing our cycle time to review and assess healthcare claims, but has also enabled us to develop improved and more sophisticated business intelligence rules that can be applied to our audit processes. We believe our analytics capabilities will extend our potential markets, permitting us to pursue significant new business opportunities. We have expanded the use of our data analytics capabilities in the healthcare sector to offer a variety of services from post and pre-payment audit of healthcare claims in both the public and private healthcare sector, to detection of fraud, waste and abuse of healthcare claims, to coordination of benefits and pharmacy fraud detection.
Our Clients
We provide our services across a broad range of government and private clients in several markets.
Department of Education
We have provided student loan recovery services to the Department of Education for approximately 24 years. We restructure and recover defaulted student loans distributed directly by the Department of Education as part of the FDSLP. Due to its limited resources and recovery capabilities, the Department of Education outsources much of its defaulted student loan portfolio to third-party vendors for recovery. Recovery fees are entirely contingency-based, and our fee for a particular recovery depends on the type of recovery facilitated. We also receive incremental performance incentives based upon our performance as compared to other contractors with the Department of Education, which are comprised of additional inventory allocation volumes and incentive fees. To participate in the Department of Education contracts, firms must follow a highly competitive selection process. For the latest Department of Education contract, the fourth major contract the Department of Education has outsourced to selected vendors, we were selected as one of 17 unrestricted vendors and initiated work on this contract in the fourth quarter of 2009. Our current contract with the Department of Education will expire in April 2015. We are currently subject to a competitive rebidding process for the next contract with the Department of Education. We understand that five other recovery service providers under the current contract have recently received notice from the Department of Education stating an intention to extend their existing contracts past April 2015. To date, we have not received notice of any such extension from the Department of Education, and we are unsure whether we will be provided any such  extension of our current contract or when the new contracts will be awarded. We do not believe the Department of Education has completed the current contract extension process. However, due to the timing of the rehabilitation process for loans placed with us by the Department of Education, we expect there will be a minimal impact on our revenues in 2015 if we do not receive an extension of our current contract. Despite notice of their intent to extend the current contract for five recovery service providers, we believe the Department of Education is not permitted to selectively extend the contract for individual recovery service providers. Because all federally-supported student loans are being originated by the Department of Education as a result of SAFRA, our relationship with the Department of Education will become increasingly more important over time. The Department of Education was responsible for approximately 27.2% of our revenues for the year ended December 31, 2014.
Guaranty Agencies
We restructure and recover defaulted student loans issued by private lenders and backed by GAs under the FFELP. Despite the transition from FFELP to FDSLP, we believe GA default volumes will continue to rise for a few years as there generally is a lag between originations and defaults of at least three to four years. When a borrower stops making regular payments on a FFELP loan, the GA is obligated to reimburse the lender approximately 97% of the loan’s principal and accrued interest. GAs then seek to recover and restructure these obligations. The GAs with which we contract generally structure one to three-year initial term contracts with multiple renewal periods, and historically the fees that we receive are generally similar to the fees we receive from the Department of Education contract. For some GA clients, we provide services through MSAs, under which we manage a GA’s entire portfolio of defaulted student loans and, for certain clients, engage subcontractors to provide a portion of the recovery services associated with a GA’s student loan portfolio.
We have a relationship with 12 of the 29 active GAs in the U.S., including Great Lakes Higher Education Guaranty Corporation and American Student Assistance Corporation, which were responsible for 15.1% and 12.7%, respectively, of our revenues for the year ended December 31, 2014. We have had relationships with some GA clients for over 25 years.
CMS
We have a nine-year relationship with CMS. Under our RAC contract with CMS awarded in 2009, we identify and facilitate the recovery of improper Part A and Part B Medicare payments in the Northeast region of the United States. The RAC contract accounted for approximately 14.9% of our revenues for the year ended December 31, 2014. We are currently subject to a competitive rebidding process for the next RAC contract with CMS. The fees that we receive for identifying these improper payments from CMS are entirely contingency-based, and the contingency-fee percentage depends on the methods of recovery, and, in some cases, the type of improper payment that we identify.
U.S. Department of the Treasury
We have assisted the Department of the Treasury for 17 years in the recovery of delinquent receivables owed to a number of different federal agencies. The debt obligations we help to recover on behalf of the Department of the Treasury include commercial and individual debt obligations. We are one of the four firms servicing the current Department of the Treasury contract. Similar to our other recovery contracts, our fees under this contract are contingency-based. We view this as an important strategic relationship, as it provides us valuable insight into other business opportunities within the federal government.
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
Sales and Marketing
Our new business opportunities have historically been driven largely by referrals and natural extensions of our existing client relationships, as well as a targeted outreach by senior management. Our sales cycles are often lengthy, and demand high levels of attention from our senior management. At any point in time, we are typically focused on a limited number of potentially significant new business opportunities. As a result, to date, we have operated with a small staff of experienced individuals with responsibility for developing new sales, relying heavily upon our executive staff, including an appropriate sales and marketing team covering various markets.
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
In the recovery of improper healthcare payments, we faced a highly competitive process, involving a large number of bidders, to become one of the four prime RAC contractors in the United States. CMS is currently in the procurement process for the next round of RAC contracts. We expect that our competition will include the other three RAC service providers: Health Management Systems, Inc., Connolly Consulting, Inc. and CGI Group. We also may face competition from a variety of healthcare consulting and healthcare information services companies. Some of these potential competitors for the next RAC contract may have greater financial and other resources than we do. According to the request for quotes, the competitive factors for this new RAC contract are demonstrated experience in effective recovery services in the healthcare market, technical approach for identifying improper payments, key personnel and staffing, financial capability to perform under the RAC contract and recovery fee rates. We believe that our eight-year relationship with CMS and our related experience in providing recovery services to identify improper payments allows us to compete favorably with respect to many of these factors. We expect that our performance in identifying claims, managing the claims processes under the current RAC contract, and established systems integration with CMS and related Medicare administrative contractors will also be key factors in determining our continued service to CMS.
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
Privacy Act of 1974
The Privacy Act of 1974 governs the collection, use, storage, destruction and disclosure of personal information about individuals by a government agency and extends to government contractors who have access to agency records performing services for government agencies. The Privacy Act requires maintenance of a code of conduct for employees with access to the agency records addressing the obligations under the Privacy Act, training of employees and discipline procedures for noncompliance. The Privacy Act also requires adopting and maintaining appropriate administrative, technical and physical safeguards to insure the security and confidentiality of records and to protect against any anticipated threats or hazards to their security or integrity.
As a contractor to federal government agencies we are required to comply with the Privacy Act of 1974. Our compliance effort includes initial and ongoing training of employees and contractors in their obligations under the Privacy Act. In addition we have implemented and maintain physical, technical and administrative safeguards and processes intended to protect all personal data consistent with or exceeding our obligations under the Privacy Act.
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
Prior to the adoption of amendments to the FDCPA as part of the Dodd-Frank Act, no federal agency had the authority to issue interpretative regulations for the FDCPA. As a result, judicial determinations and non-binding interpretative positions issued by the Federal Trade Commission under the FDCPA created compliance difficulties for the consumer debt collections industry. With the adoption of the amendments to the FDCPA as part of the Dodd-Frank Act in 2011, however, as well as specific statutory authority to issue implementing regulations for the FDCPA, primary jurisdiction for the FDCPA was transferred to the Consumer Financial Protection Bureau, or CFPB. Subsequently, the CFPB has indicated that it may issue proposed regulations under the FDCPA.
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
CFPB
The CFPB was created as part of the Dodd-Frank Act in 2011, with primary implementing and interpretative authority for most federal consumer protection laws, including the FDCPA, transferred to the CFPB. Among other things, the CFPB was given the authority to issue interpretive regulations for the FDCPA.
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

Recently, the CFPB has focused on service providers involved in collecting debt related to any consumer financial product from committing unfair, deceptive, or abusive acts or practices, or UDAAPs, in violation of the Dodd-Frank Act. UDAAPs include actions that are unfair and likely to cause substantial injury to consumers, deceptive actions that mislead or likely to mislead a consumer and abusive acts that interfere with the ability of a consumer to understand a term or condition of a consumer financial product or takes unreasonable advantage of a consumer’s lack of understanding of a consumer financial product. Although abusive acts or practices may also be unfair or deceptive, each of these prohibitions are separate and distinct, and are governed by separate legal standards. Original creditors and other covered persons and service providers involved in collecting debt related to any consumer financial product or service are subject to the prohibition against UDAAPs. The CFPB has indicated that it will continue to review closely the practices of those engaged in the collection of consumer debts for potential UDAAPs in violation of the Dodd-Frank Act.
On April 12, 2013, we received a Civil Investigative Demand, or a CID, from the CFPB requesting production of documents and answers to questions generally related to our debt collection practices and procedures. The CFPB has not alleged a violation by us of any law or regulation. We responded to the CID, but have not been examined by the CFPB. In light of the possibility that the CFPB may issue interpretative regulations for the FDCPA, the issuance of such regulations could adversely affect our business and results of operations if we are not able to adapt our services and client relationships to meet any new regulatory structure that might be required.

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
As of December 31, 2014, we had two U.S. patents, both covering aspects of the workflow management systems and methods incorporated into our technology-enabled services platform. These patents will expire in September 2024. We routinely assess appropriate occasions for seeking additional patent protection for those aspects of our platform and other technologies that we believe may provide competitive advantages to our business. We also rely on certain unpatented proprietary expertise and other know-how, licensed and acquired third-party technologies, and continuous improvements and other developments of our various technologies, all intended to maintain our leadership position in the industry.
As of December 31, 2014, we had five trademarks registered with the U.S. Patent and Trademark office: DCS, Performant Recovery, Performant Technologies, Discovery Analytics, and Performant Insight.
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
Employees
As of December 31, 2014, we had approximately 1,484 full-time employees. None of our employees is a member of a labor union and we consider our employee relations to be good.
Recent Developments
On January 28, 2015, we entered into an Agreement and Plan of Merger (“Merger Agreement”) with Premier Healthcare Exchange, Inc., a Delaware corporation (“PHX”), pursuant to which, PHX would become our wholly-owned indirect subsidiary. The Merger Agreement contains customary closing conditions, including completion of a financing by us to fund the consideration payable under the terms of the Merger Agreement.  The purchase price under the Merger Agreement is approximately $108 million in cash, subject to certain adjustments, and certain PHX stockholders will also exchange shares for $22 million of our common stock. We also could be obligated to pay up to an additional $19.1 million in cash pursuant to an earnout arrangement based on PHX in revenues in 2015. On January 28, 2015 we announced proposed concurrent public offerings of $80 million aggregate principal amount of convertible senior notes due 2020  and $50 million of shares of our common stock to finance the cash portion of the consideration payable under the Merger Agreement. On January 30, 2015, we announced our decision to withdraw the proposed public offerings of convertible senior notes and common stock. The Merger Agreement is currently terminable by either us or PHX without penalty, except that we are obligated to pay an expense termination fee of $750,000 in the event the merger is not completed due to our failure to complete the required financing of the consideration payable under the Merger Agreement.
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
Our existing contracts with the Department of Education and CMS are currently subject to rebidding processes. The Department of Education and CMS were responsible for approximately 27.2% and 14.9% of our revenue for the year ended December 31, 2014, respectively and 20.2% and 26.2% of our revenue for the year ended December 31, 2013, respectively. We understand that five other recovery service providers under the current contract have recently received notice from the Department of Education stating an intention to extend their existing contracts past April 2015, which is the expiration date for the current contract. To date, we have not received notice of any such extension from the Department of Education, and we are unsure whether we will be provided any such extension of our current contract or when the new contracts will be awarded. We do not believe the Department of Education has completed the current contract extension process. However, due to the timing of the rehabilitation process for loans placed with us by the Department of Education, we expect there will be a minimal impact on our revenues in 2015 if we do not receive an extension of our current contract. Despite notice of their intent to extend the current contract for five recovery service providers, we believe the Department of Education is not permitted to selectively extend the contract for individual recovery service providers. We are also currently participating in a competitive bidding process for the next RAC contract, but this process has been and may continue to be delayed, including by ongoing litigation related to the bidding process, protests following the award of contracts or other factors. While we believe our performance under existing contracts with the Department of Education and CMS and the experience we have gained in performing under these contracts position us well to renew both of these agreements, continued delays in the award of the new contracts, failure to retain either of these agreements or a significant adverse change in the terms of either of these agreements upon any renewal would seriously harm our revenues and our operating results.
The transition rules implemented by CMS in connection with the award of the new RAC contract and the delays associated with the award of the new RAC contract will have an adverse impact on our revenues.
Our ability to make claims under our existing RAC contract continues to be limited by contract transition rules announced by CMS. In this regard, CMS suspended our ability to request medical records for audit during a significant portion of the fourth quarter of 2013 and all of 2014 other than a brief period in January and February 2014, beginning again in August 2014 through year end. Recently, CMS announced that it extended our existing RAC contract through December 31, 2015, but has not indicated the type of audit activities and the scope of procedures we will be allowed to conduct during this extended period. In addition, even during periods of permitted audit activity, CMS has placed restrictions on the types of claims and the amount of certain medical records requests that we may make during the transition period, and CMS has generally maintained a long‑running prohibition on requesting medical records from PIP providers. These transition rules have had a material adverse effect on our revenues during the year ended December 31, 2014. Our revenues from CMS during the year ended December 31, 2014 were $29.2 million, compared to $66.8 million during the year ended December 31, 2013. Our revenues under this contract will be further diminished during the 2015 calendar year. In addition, a litigation regarding a protest involving three of the four new RAC contracts is ongoing, which has resulted in an injunction barring the award of three of the four new RAC contracts. A fifth RAC contract, which is a new type of RAC contract covering the identification and recovery of improper claims for durable medical equipment, prosthetics, orthotics and supplies and home health and hospice claims, was not covered by the injunction and was awarded to another party in January 2015. We are not a party to this litigation. CMS has stated that the injunction will delay the award of the three RAC contracts that are subject to the injunction until the judge’s ruling on the injunction, which is not expected to occur until summer 2015. It is uncertain whether CMS will award the RAC contract not covered by the injunction in the interim period or wait to award all of the new RAC contracts at the same time. As a result of the delays in the award of the new RAC contract and the restrictions on our audit activities under the existing contract, we expect the reduction in healthcare revenues will have a material adverse effect on our revenues for 2014 and 2015. In addition, if we are successful in obtaining a new RAC contract with CMS, we expect there will be an approximate four to six month period until we start to recognize revenue after the award is made.
Our current or future indebtedness could adversely affect our business and financial condition and reduce the funds available to us for other purposes, and our failure to comply with the covenants contained in our senior secured credit facility could result in an event of default that could adversely affect our results of operations.
As of December 31, 2014, our estimated total debt was $111.8 million. For the year ended December 31, 2014 our consolidated interest expense was $10.2 million. Our ability to make scheduled payments or to refinance our debt obligations and to fund our other liquidity needs depends on our financial and operating performance, which is subject to factors specific to our business, such as maintaining our agreements with our key clients, as well as prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot make assurances that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness and to fund our other liquidity needs. If our cash flows and capital resources are insufficient to fund our debt service obligations and allow us to maintain compliance with the financial covenants and other covenants under our senior secured credit facility or to fund our other liquidity needs, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot ensure that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements, including our senior secured credit facility. If we cannot make scheduled payments on our debt, we will be in default and, as a result, our debt holders could declare all outstanding principal and interest to be due and payable, our lenders could foreclose against the assets securing our borrowings and we could be forced into bankruptcy or liquidation.
Our debt agreements contain, and any agreements to refinance our debt likely will contain, financial and restrictive covenants that limit our ability to incur additional debt, including to finance future operations or other capital needs, and to engage in other activities that we may believe are in our long‑term best interests, including to dispose of or acquire assets or make capital expenditures. These covenants also require us to maintain certain financial ratios, including a fixed charge coverage ratio, total debt to EBITDA ratio and an interest coverage ratio, as well as minimum EBITDA and adjusted cash amounts. While our current projections for 2015 show that we will remain in compliance with these financial covenants throughout 2015, given the reduction in our revenues as a result of the ongoing delays in the award of new contracts by the Department of Education and the new RAC contracts from CMS, and the uncertainty as to when these contracts will be awarded, there can be no assurance that we can maintain compliance with these financial covenants. In particular, our current projections, assuming we do not make any other adjustments to reduce our expenses, show that we will be narrowly in compliance with several of our covenants during the second half of 2015. Our failure to comply with these covenants may result in an event of default, which, if not cured or waived, could accelerate the maturity of our indebtedness or result in modifications to our credit terms. If our indebtedness is accelerated, we may not have sufficient cash resources to satisfy our debt obligations, our lenders could foreclose against the assets securing our borrowings and we could be forced into bankruptcy or liquidation.
Revenues generated from our four largest clients represented 70% of our revenues for the year ended December 31, 2014, and 75% of our revenues for the year ended December 31, 2013, and any termination of or deterioration in our relationship with any of these clients would result in a decline in our revenues.
We derive a substantial majority of our revenues from a limited number of clients, including the Department of Education, CMS and two GAs. Revenues from our four largest clients represented 70% of our revenues for the year ended December 31, 2014 and 75% of our revenues for the year ended December 31, 2013. All of our contracts with these clients are subject to periodic renewal and re-bidding processes and if we lose one of these clients or if the terms of our relationships with any of these clients become less favorable to us, our revenues would decline, which would harm our business, financial condition and results of operations.
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

Substantially all of our existing contracts for the recovery of student loans and other receivables, which represented approximately 83% of our revenues in 2014 and 74% of our revenues in the year ended December 31, 2013, enable our clients to unilaterally terminate their contractual relationship with us at any time without penalty, potentially leading to loss of business or renegotiation of terms. Further, most of our contracts in these markets allow our clients to unilaterally change the volume of loans and other receivables that are placed with us or the payment terms at any given time. In addition, most of our contracts are not exclusive, with our clients retaining multiple service providers with whom we must compete for placements of loans or other obligations. Therefore, despite our contractual relationships with our clients, our contracts do not provide assurance that we will generate a minimum amount of revenues or that we will receive a specific volume of placements.
Our revenues and operating results would be negatively affected if our student loan and receivables clients, which include four of our five largest clients in 2014 and 2013, reduce the volume of student loan placements provided to us, modify the terms of service, including the success fees we are able to earn upon recovery of defaulted student loans, or any of these clients establish more favorable relationships with our competitors. For example, in 2013 in connection with the Department of Education’s decision to have its recovery vendors promote income‑based repayment, or IBR, to defaulted student loans, the Department of Education unilaterally reduced the contingency fee rate that we receive for rehabilitating student loans by approximately 13%. Further, in October 2014, the Department of Education announced a change to a fixed fee of $1,710 payable for each loan that is rehabilitated in place of a recovery fee that historically had been based on a percentage of the balance of the rehabilitated loan.
Over the course of our existing RAC contract, there has been an increase in the number of appeals by healthcare providers to the third, or ALJ, level of appeal relating to claims we have audited, and there can be no assurance that our estimated liability for such appeals will be adequate.
Under our RAC contract with CMS, we recognize revenues when the healthcare provider has paid CMS for a claim or has agreed to an offset against other claims by the provider. Healthcare providers have the right to appeal a claim and may pursue additional levels of appeal if the initial appeal is found in favor of CMS. We accrue an estimated liability for appeals at the time revenue is recognized based on our estimate of the amount of revenue probable of being refunded to CMS following successful appeal based on historical data and other trends relating to such appeals. In addition, if our estimate of liability for appeals with respect to revenues recognized during a prior period changes, we increase or decrease the estimated liability reserve in the current period. Over the course of our existing RAC contract, healthcare providers have increased their pursuit of appeals beyond the first and second levels of appeal to the third level of appeal, where cases are heard by administrative law judges, or ALJs. In our experience, decisions at the third level of appeal are the least favorable as ALJs exercise greater discretion and there is less predictability in the ALJ decisions as compared to appeals at the first or second levels. The pursuit of third level appeals by healthcare providers has also resulted in a backlog of claims at that level of appeal. This increase of ALJ appeals and backlog of claims at the third level of appeal is the primary reason our total estimated liability for appeals (consisting of the estimated liability for appeals plus the contra-accounts-receivable estimated allowance for appeals) has grown from a balance of $5.6 million at December 31, 2012, to $16.4 million at December 31, 2013 to $18.6 million as of December 31, 2014. Our estimates for our appeal reserve are subject to uncertainties, and accordingly we may underestimate the number of successful appeals or the financial impact of successful appeals in a given year or period. To the extent that the amount of commissions that we are required to return to CMS as a result of successful appeals exceeds our estimated appeals reserve, our revenues in the applicable period will be reduced by the amount of such excess. If we underestimate the amount of commissions that are subject to successful appeal, our revenues in future periods could be adversely affected.
Further, CMS recently offered to pay hospitals 68% of what they have billed Medicare to settle a backlog of pending appeals challenging Medicare’s denials of reimbursement for certain types of short‑term care. The implication of this settlement offer related to claims for which recovery auditors have already been paid under existing RAC contracts is uncertain at this time. Any payments we are required to make to CMS under our existing RAC contract in connection with such settlement offer may be significant and in excess of the amount we have reserved for appeals, which could have a material negative impact our financial position and liquidity.
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
We have historically derived and are likely to continue to derive a significant portion of our revenues from the U.S. federal government. For the year ended December 31, 2014, revenues under contracts with the U.S. federal government accounted for approximately 46% of our total revenues, compared to 48% for the year ended December 31, 2013. In addition, fees payable by the U.S. federal government are expected to become a larger percentage of our total revenues over the next several years as a result of legislation that has transferred responsibility for all new student loan origination to the Department of Education. The continuation and exercise of renewal options on existing government contracts and any new government contracts are, among other things, contingent upon the availability of adequate funding for the applicable federal government agency. Changes in federal government spending could directly affect our financial performance.
For example, the Bipartisan Budget Act of 2013, which was signed into law by President Obama on December 26, 2013, reduced the compensation paid to GAs for the rehabilitation of student loans, effective July 1, 2014. This “revenue enhancement” measure reduced from 18.5% to 16.0% of the outstanding loan balance, the amount that GAs can charge borrowers when a rehabilitated loan is sold by the GA and eliminated entirely the GAs retention of 18.5% of the outstanding loan balance as a fee for rehabilitation services. The reduction in compensation the GAs receive resulted in a decrease of approximately 25.0% in the contingency fee percentage that we receive from the GAs for assisting in the rehabilitation of defaulted student loans. Further, in October 2014, the Department of Education announced a new fee structure with respect to payment for rehabilitated loans to provide a fixed fee of $1,710 payable for each loan that is rehabilitated in place of a recovery fee that historically had been based as a percentage of the balance of the rehabilitated loan. Any additional decrease in the student loan contingency fees would result in a further decrease of our revenues. Further, any amounts that we may be obligated to pay CMS under existing RAC contract as a result of CMS’s recent offer to pay hospitals 68% of what they have billed Medicare to settle a backlog of pending appeals challenging Medicare’s denials of reimbursement for certain types of short‑term care could have a material negative impact our financial position and liquidity. The loss of business from the U.S. federal government, or significant policy changes or financial pressures within the agencies of the U.S. federal government that we serve would result in a significant decrease in our revenues, which would adversely affect our business, financial condition and results of operations.
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
While the majority of our historical revenues from the student loan market have come from our relationships with the GAs, as a result of SAFRA, the Department of Education will ultimately become the sole source of revenues in this market, although the GAs will continue to service their existing student loan portfolios for many years to come. As a result, over time, and assuming we are successful in entering into a new contract with the Department of Education under the current rebidding process, defaults on student loans originated by the Department of Education will predominate and our ability to maintain the revenues we had previously received from a number of GA clients will depend on our relationship with a single client, the Department of Education. While we have 24 years of experience in performing student loan recovery services for the Department of Education, we are one of 17 unrestricted recovery service providers on the current Department of Education contract. We understand that five other recovery service providers under the current contract have recently received notice from the Department of Education stating an intention to extend their existing contracts past April 2015, which is the expiration date for the current contract. To date, we have not received notice of any such extension from the Department of Education, and we are unsure whether we will be provided any such  extension of our current contract or when the new contracts will be awarded. If our relationship with the Department of Education terminates or deteriorates or if the Department of Education, ultimately as the sole holder of defaulted student loans, requires its contractors to agree to less favorable terms, our revenues would significantly decrease, and our business, financial condition and results of operations would be harmed.
We could lose clients as a result of consolidation among the GAs, which would decrease our revenues.
As a result of SAFRA, which terminated the ability of the GAs to originate government-supported student loans, some have speculated that there may be consolidation among the 29 GAs. This speculation has heightened as a result of the reduction of fees that the GAs will receive for rehabilitating student loans as a result of the Bipartisan Budget Act of 2013. If GAs that are our clients are combined with GAs with whom we do not have a relationship, we could suffer a loss of business. We currently have relationships with 12 of the 29 GAs and two of our GA clients were each responsible for more than 10% of our total revenues in the year ended December 31, 2014 and 2013. The consolidation of our GA clients with others and the failure to provide recovery services to the consolidated entity could decrease our revenues, which could negatively impact our business, financial condition and results of operations.
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

The success of our business depends in part upon our proprietary technology platform. We rely on a combination of copyright, patent, trademark, and trade secret laws, as well as on confidentiality procedures and non-compete agreements, to establish and protect our proprietary technology rights. The steps we have taken to deter misappropriation of our proprietary technology may be insufficient to protect our proprietary information. In particular, we may not be able to protect our trade secrets, know‑how and other proprietary information adequately. Although we use reasonable efforts to protect this proprietary information and technology, our employees, consultants and other parties may unintentionally or willfully disclose our information or technology to competitors. Enforcing a claim that a third party illegally obtained and is using any of our proprietary information or technology is expensive and time consuming, and the outcome is unpredictable. We rely, in part, on non‑disclosure, confidentiality and invention assignment agreements with our employees, consultants and other parties to protect our trade secrets, know‑how and other intellectual property and proprietary information. These agreements may not be self‑executing, or they may be breached and we may not have adequate remedies for such breach. Moreover, third parties may independently develop similar or equivalent proprietary information or otherwise gain access to our trade secrets, know‑how and other proprietary information. Any infringement, misappropriation or other violation of our patents, trademarks, copyrights, trade secrets, or other intellectual property rights could adversely affect any competitive advantage we currently derive or may derive from our proprietary technology platform and we may incur significant costs associated with litigation that may be necessary to enforce our intellectual property rights.
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
Since our initial public offering in August 2012, the price of our common stock, as reported by NASDAQ Global Select Market, has ranged from a low sales price of $3.65 on January 29, 2015 to a high sales price of $14.09 on March 4, 2013. The trading price of our common stock may be significantly affected by various factors, including: quarterly fluctuations in our operating results; the financial projections we may provide to the public, any changes in those projections or our failure to meet those projections; changes in investors’ and analysts’ perception of the business risks and conditions of our business; our ability to meet the earnings estimates and other performance expectations of financial analysts or investors; unfavorable commentary or downgrades of our stock by equity research analysts; changes in our capital structure, such as future issuances of debt or equity securities; lawsuits threatened or filed against us; strategic actions by us or our competitors, such as acquisitions or restructurings; new legislation or regulatory actions; changes in our relationship with any of our significant clients; fluctuations in the stock prices of our peer companies or in stock markets in general; and general economic conditions.
Our significant stockholders have the ability to influence significant corporate activities and our significant stockholders' interests may not coincide with yours.
Parthenon Capital Partners and Invesco Ltd. beneficially owned approximately 27.4% and 19.9% of our common stock, respectively, as of December 31, 2014. As a result of their ownership, Parthenon Capital Partners and Invesco Ltd. have the ability to influence the outcome of matters submitted to a vote of stockholders and, through our board of directors, the ability to influence decision‑making with respect to our business direction and policies. Parthenon Capital Partners and Invesco Ltd. may have interests different from our other stockholders’ interests, and may vote in a manner adverse to those interests. Matters over which Parthenon Capital Partners and Invesco Ltd. can, directly or indirectly, exercise influence include:

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

ITEM 1B. Unresolved Staff Comments
None.
ITEM 2.    Properties
Facilities
As of December 31, 2014, we operated six separate office locations throughout the United States. The largest of these facilities is in Livermore, California and serves as our corporate headquarters, as well as a data center and production location. Our Livermore facility is comprised of approximately 50,291 square feet of space and has a lease expiration of October 2021. We also lease production centers in California, Oregon, Florida and Texas and own a production/data center in Oregon.
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

2012	High	Low
Third Quarter (beginning August 10, 2012)	12.18	9.20
Fourth Quarter	11.84	7.55
2013
First Quarter	14.09	10.06
Second Quarter	13.26	9.25
Third Quarter	12.01	10.27
Fourth Quarter	11.02	9.26
2014
First Quarter	11.56	7.11
Second Quarter	10.32	8.10
Third Quarter	10.97	8.04
Fourth Quarter	9.02	5.95
On March 12, 2015, the closing price as reported by NASDAQ of our common stock was $3.90 per share.
Stockholders
As of December 31, 2014, we had approximately 10 holders of record of our common stock.
Dividends
Our board of directors does not currently intend to pay regular dividends on our common stock. Our credit agreement contains a covenant prohibiting the payment of cash dividends.
Securities Authorized for Issuance Under Equity Compensation Plans
Information regarding the securities authorized for issuance under our equity compensation plans can be found under Item 12 of this Annual Report on Form 10-K.
Issuer Purchases of Equity Securities
None.

ITEM 6. Selected Financial Data
The selected consolidated balance sheet data as of December 31, 2014 and 2013, and the selected consolidated statements of operations data for each year ended December 31, 2014, 2013 and 2012, have been derived from our audited consolidated financial statements which are included elsewhere in this annual report. The selected consolidated balance sheet data as of December 31, 2011 and 2010, and the selected consolidated statements of operations data for the years ended December 31, 2011 and 2010 have been derived from our audited consolidated financial statements not included in this annual report. Historical results are not necessarily indicative of future results. You should read the following selected consolidated historical financial data below in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, related notes, and other financial information included in this Annual Report on Form 10-K. The selected consolidated financial data in this section is not intended to replace the consolidated financial statements and is qualified in its entirety by the consolidated financial statements and related notes and schedule included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Consolidated Statement of Operations Data:
Revenues	$195,378	$255,302	$210,073	$162,974	$123,519
Operating expenses:
Salaries and benefits	93,676	96,762	83,002	67,082	58,113
Other operating expense	74,433	85,671	71,305	49,199	33,655
Impairment of trade name	—	—	—	13,400	—
Total operating expenses	168,109	182,433	154,307	129,681	91,768
Income from operations	27,269	72,869	55,766	33,293	31,751
Debt extinguishment costs(1)	—	—	(3,679)	—	—
Interest expense	(10,171)	(11,564)	(12,414)	(13,530)	(15,230)
Interest income	1	1	64	125	118
Income before provision for income taxes	17,099	61,306	39,737	19,888	16,639
Provision for income taxes	7,699	24,967	16,786	7,516	6,664
Net income	9,400	36,339	22,951	12,372	9,975
Accrual for preferred stock dividends	—	—	2,038	6,495	5,771
Net income available to common shareholders	$9,400	$36,339	$20,913	$5,877	$4,204
Net income per share attributable to common shareholders(2)
Basic	$0.19	$0.77	$0.48	$0.14	$0.10
Diluted	$0.19	$0.74	$0.44	$0.13	$0.09
Weighted average shares (in thousands)
Basic	48,816	47,492	43,985	42,962	42,962
Diluted	49,834	49,386	47,599	45,742	45,019

(1)
Represents debt extinguishment costs comprised of approximately $3.3 million of fees paid to lenders in connection with our new credit facility and approximately $0.3 million of unamortized debt issuance costs in connection with our old credit facility.

(2)	Please see Note 1 to our consolidated financial statements for an explanation of the calculations of our basic and diluted net income per share of common stock.

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$80,298	$81,909	$37,843	$20,004	$11,078
Total assets	262,829	257,260	211,745	182,299	181,390
Total debt	111,795	133,304	147,769	103,383	117,331
Total liabilities	171,657	183,026	187,672	139,756	151,231
Redeemable preferred stock	—	—	—	58,248	51,753
Total stockholders’ (deficit) equity	91,172	74,234	24,073	(15,705)	(21,594)

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
Recent Developments
On January 28, 2015, we entered into an Agreement and Plan of Merger (“Merger Agreement”) with Premier Healthcare Exchange, Inc., a Delaware corporation (“PHX”), pursuant to which, PHX would become our wholly-owned indirect subsidiary. The Merger Agreement contains customary closing conditions, including completion of a financing by us to fund the consideration payable under the terms of the Merger Agreement.  The purchase price under the Merger Agreement is approximately $108 million in cash, subject to certain adjustments, and certain PHX stockholders will also exchange shares for $22 million of our common stock. We also could be obligated to pay up to an additional $19.1 million in cash pursuant to an earnout arrangement based on PHX in revenues in 2015. On January 28, 2015 we announced proposed concurrent public offerings of $80 million aggregate principal amount of convertible senior notes due 2020  and $50 million of shares of our common stock to finance the cash portion of the consideration payable under the Merger Agreement. On January 30, 2015, we announced our decision to withdraw the proposed public offerings of convertible senior notes and common stock. The Merger Agreement is currently terminable by either us or PHX without penalty, except that we are obligated to pay an expense termination fee of $750,000 in the event the merger is not completed due to our failure to complete the required financing of the consideration payable under the Merger Agreement.
Sources of Revenues
We derive our revenues from services for clients in a variety of different markets. These markets include our two largest markets, student lending and healthcare, as well as our other markets which include but are not limited to delinquent state taxes and federal Treasury and other receivables.

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Student Lending	$138,275	$163,708	$132,445
Healthcare	32,526	67,531	54,747
Other	24,577	24,063	22,881
Total Revenues	$195,378	$255,302	$210,073
Student Lending
We derive the majority of our revenues from the recovery of student loans. These revenues are contract-based and consist primarily of contingency fees based on a specified percentage of the amount we enable our clients to recover. Our contingency fee percentage for a particular recovery depends on the type of recovery facilitated. We also receive incremental performance incentives based upon our performance as compared to other contractors with the Department of Education, which are comprised of additional inventory allocation volumes and incentive fees. We are currently subject to a competitive rebidding process for the next contract with the Department of Education. We understand that five other recovery service providers under the current contract have recently received notice from the Department of Education stating an intention to extend their existing contracts past April 2015, which is the expiration date for the current contract. To date, we have not received notice of any such extension from the Department of Education and we are unsure whether we will be provided any such  extension of our current contract or when the new contracts will be awarded. We do not believe the Department of Education has completed the current contract extension process. However, due to the timing of the rehabilitation process for loans placed with us by the Department of Education, we expect there will be a minimal impact on our revenues in 2015 if we do not receive an extension of our current contract. Despite notice of their intent to extend the current contract for five recovery service providers, we believe the Department of Education is not permitted to selectively extend the contract for individual recovery service providers.
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
There are five potential outcomes to the student loan recovery process from which we generate revenues. These outcomes include: full repayment, recurring payments, rehabilitation, loan restructuring and wage garnishment. Of these five potential outcomes, our ability to rehabilitate defaulted student loans is the most significant component of our revenues in this market. Generally, a loan is considered successfully rehabilitated after the student loan borrower has made nine consecutive qualifying monthly payments and our client has notified us that it is recalling the loan. Once we have structured and implemented a repayment program for a defaulted borrower, we (i) earn a percentage of each periodic payment collected up to and including the final periodic payment prior to the loan being considered “rehabilitated” by our clients, and (ii) if the loan is “rehabilitated,” then we are paid a one-time percentage of the total amount of the remaining unpaid balance. As stated above, effective July 2015, our contract with the Department of Education will provide for a fixed fee of $1,710 for each rehabilitated loan. The fees we are paid vary by recovery outcome as well as by contract. For non-government-supported student loans we are generally only paid contingency fees on two outcomes: full repayment or recurring repayments. The table below describes our typical fee structure for each of these five outcomes.

Student Loan Recovery Outcomes

Full Repayment	Recurring Payments	Rehabilitation	Loan Restructuring	Wage Garnishment
• Repayment in full of the loan	• Regular structured payments, typically according to a renegotiated payment plan	• After a defaulted borrower has made nine consecutive recurring payments, the loan is eligible for rehabilitation	• Restructure and consolidate a number of outstanding loans into a single loan, typically with one monthly payment and an extended maturity	• If we are unable to obtain voluntary repayment, payments may be obtained through wage garnishment after certain administrative requirements are met
• We are paid a percentage of the full payment that is made	• We are paid a percentage of each payment	• We are paid based on a percentage of the overall value of the rehabilitated loan or for the Department of Education, a fixed fee	• We are paid based on a percentage of overall value of the restructured loan	• We are paid a percentage of each payment
For certain guaranty agency, or GA, clients, we have entered into Master Service Agreements, or MSAs. Under these agreements, clients provide their entire inventory of outsourced loans or receivables to us for recovery on an exclusive basis, rather than just a portion, as with traditional contracts that are split among various service providers. In certain circumstances, we engage subcontractors to assist in the recovery of a portion of the client’s portfolio. We also receive success fees for the recovery of loans under MSAs and our revenues under MSA arrangements include fees earned by the activities of our subcontractors. As of December 31, 2014, we had three MSA clients in the student loan market.
In October 2014, the Department of Education announced a change in the structure for the payment of fees to recovery contractors upon rehabilitation of student loans under the existing recovery contract.  The new fee structure provides for a fixed fee of $1,710 for each loan that is rehabilitated.  Previously, the fee had been based on a percentage of the principal amount of the rehabilitated loan.  The change to the fee structure will be effective for student loans that are rehabilitated on or following July 1, 2015.
Further, the Bipartisan Budget Act of 2013, which was signed into law by President Obama on December 26, 2013, reduced the compensation paid to GAs for the rehabilitation of student loans, effective July 1, 2014. This “revenue enhancement” measure reduced from 18.5% to 16.0% of the outstanding loan balance, the amount that GAs can charge borrowers when a rehabilitated loan is sold by the GA and eliminated entirely the GAs retention of 18.5% of the outstanding loan balance as a fee for rehabilitation services. The reduction in compensation the GAs receive resulted in a decrease in the contingency fee percentage that we receive from the GAs for assisting in the rehabilitation of defaulted student loans.

We expect that our revenues from student lending in 2015 will be approximately 20% lower than in 2014. The fee reductions from the Department of Education and the GAs discussed above contribute to this expected decrease. Other contributing factors include an increase in the number of student loans eligible for rehabilitation due to income based repayment, which has the effect of reducing the number of loan consolidations which have a shorter payment cycle, and continuing delays in the recognition of some revenues due to additional documentation requirements for income based repayment first imposed during the third quarter of 2014.
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
We are currently involved in a competitive rebidding process for four new RAC contracts with CMS. The timing of new RAC contract awards remains uncertain. The bidding process has been delayed, at least in part, by pre‑award protests and, following the denial of those protests, by ongoing litigation. The plaintiffs in the litigation are seeking the elimination of payment terms under the proposed new RAC contracts that would prohibit RACs from being compensated for improper claims until a second level of appeal has been exhausted. A decision in favor of CMS was subject to appeal in which the appellate court recently remanded the case back to lower court to rule on the merits of the case. There is a related injunction barring the award of three of the four new RAC contracts pending resolution of this litigation. A fifth RAC contract, which is a new type of RAC contract covering the identification and recovery of improper claims for durable medical equipment, prosthetics, orthotics and supplies and home health and hospice claims, was not covered by the injunction and was awarded to another party in January 2015. The Company is not a party to this litigation. CMS has stated that the injunction will delay the award of the three contracts until the judge’s ruling on the injunction, which is not expected to occur until late summer 2015. It is uncertain whether CMS will award the RAC contract not covered by the injunction in the interim period or will wait to award all of the new RAC contracts at the same time.
In anticipation of the award of new RAC contracts, beginning in 2013 CMS has adopted a series of contract transition procedures that have restricted our ability to request medical records for audit, thus adversely affected our revenues under this contract. No records requests were permitted in July 2013 and then from November 15, 2013 through year end. In January 2014, records requests were again permitted through February 21, 2014 and claim activity was permitted through June 1, 2014, when work under the contract stopped. In addition to these periods of suspended activity, the contract transition rules have limited scope of our permitted audit activities as CMS has generally not permitted audits of PIP providers and has also placed additional restrictions on the types of claims we are permitted to audit and number of medical records we are permitted to request. CMS began to permit claim reviews again in August 2014 for an unspecified period, but has restricted the type of reviews and the types of claims subject to audit. CMS also recently announced that it extended our existing RAC contract through December 31, 2015, with the same audit limitations continuing during this extended period. CMS has further indicated they may, at their discretion, approve additional issues that we will be permitted to review and audit during the RAC contract extension period. Absent a significant change in the scope of the permitted audit activities, we expect that our revenues from the RAC contract will be significantly lower in 2015 as compared to 2014.
In connection with our RAC contract, CMS has announced a settlement offer to pay hospitals 68% of what they have billed Medicare to settle a backlog of pending appeals challenging Medicare's denials of reimbursement for certain types of short-term care. The implication of this settlement offer related to claims for which fees have already been paid to recovery auditors under existing RAC contracts is unclear at this time, but we may be obligated to repay certain amounts that we previously received from CMS depending on the final terms of any such settlement. We accrue an estimated liability for appeals based on the amount of commissions received which are subject to appeal and which we estimate are probable of being returned to providers following successful appeal.  The $18.6 million balance as of December 31, 2014, represents our best estimate of the probable amount of we may be required to refund related to appeals of claims for which commissions were previously collected. We estimate that it is reasonably possible that we could be required to pay an additional amount up to approximately $5.4 million as a result of potentially successful appeals in excess of the amount we accrued as of December 31, 2014.
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
Our business strategy is focused on utilizing our technology-enabled services platform to provide audit, recovery and analytical services for private healthcare payors. We have entered into contracts with several private payors, although these contracts are in the early stage of implementation.
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

	Year Ended December 31,
	2014	2013	2012
	(dollars in thousands)
Student Lending:
Placement Volume	$6,679,403	$6,607,485	$5,768,945
Placement Revenue as a percentage of Placement Volume	2.07%	2.48%	2.30%
Healthcare:
Net Claim Recovery Volume	$287,829	$598,071	$482,202
Claim Recovery Fee Rate	11.30%	11.29%	11.35%
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
Factors Affecting Our Operating Results
Our results of operations are influenced by a number of factors, including allocation of placement volume, claim recovery volume, contingency fees, regulatory matters, client retention and macroeconomic factors.
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
Typically we are able to anticipate with reasonable accuracy the timing and volume of placements of defaulted student loans and other receivables based on historical patterns and regular communication with our clients. Occasionally, however, placements are delayed due to factors outside of our control. For example, a technology system upgrade at the Department of Education significantly decreased the volume of student loan placements by the Department of Education to all recovery vendors, including us. While we and the other recovery vendors received substantially larger placement volume in the fourth quarter of 2012 as a result of the completion of this technology system upgrade, the majority of the revenues from these placements were not recognized until the third quarter of 2013 because we do not begin to earn rehabilitation revenues from a given placement until at least nine months after receipt of a placement. In addition, for approximately twelve months beginning in September 2011, the Department of Education was not able to process a portion of rehabilitated student loans and accordingly we were not able to recognize certain revenues associated with rehabilitation of loans for this client. However, the Department of Education continued to pay us based on invoices submitted and we recorded these cash receipts as deferred revenues on our balance sheet.
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
Client Retention
Our revenues from the student loan market depend on our ability to maintain our contracts with some of the largest providers of student loans. In 2014 and 2013, three providers of student loans each accounted for more than 10% of our revenues and they collectively accounted for 55% and 49%, respectively of our total revenues during such periods. Our contract with the Department of Education, which generated 27.2% of our revenues in 2014, is currently the subject to a competitive bidding process. Our contracts with these clients entitle them to unilaterally terminate their contractual relationship with us at any time without penalty. If we lose one of our significant clients, including if one of our significant clients is consolidated by an entity that does not use our services, if the terms of compensation for our services change or if there is a reduction in the level of placements provided by any of these clients, our revenues could decline.
Our contract with CMS for the recovery of improper Medicare payments began generating significant revenues during 2011 and represented 14.9% and 26.2% of our total revenues for the year, ended December 31, 2014 and December 31, 2013, respectively. Our audit work under our existing RAC contract expired in June 2014, but we have been permitted to resume certain audit work with respect to a limited number of claims pursuant to a contract extension that runs through December 31, 2015. We are currently participating in a competitive bidding process for the next RAC contract. The award of the new RAC contracts has been delayed due in part to a bid protest followed by a lawsuit and a subsequent appeal process which is still underway. Pending a decision on appeal, the contract award process has been enjoined. While we believe our performance under the existing agreement and the experience we have gained in performing this contract position us well to renew the agreement, failure to renew the agreement or renewal on substantially less favorable terms could significantly harm our revenues and results of operations.

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
Revenue Recognition
The majority of our contracts are contingency fee based. We recognize revenues on these contingency fee based contracts when third-party payors remit payments to our clients or remit payments to us on behalf of our clients, and, consequently, the contingency is deemed to have been satisfied. Under our RAC contract with CMS, we recognize revenues when the healthcare provider has paid CMS for a claim or has agreed to an offset against other claims by the provider. Healthcare providers have the right to appeal a claim and may pursue additional level of appeals if the initial appeal is found in favor of CMS. We accrue an estimated liability for appeals at the time revenue is recognized based on our estimate of the amount of revenue probable of being returned to CMS following successful appeal based on historical data and other trends relating to such appeals. In addition, if our estimate of liability for appeals with respect to revenues recognized during a prior period changes, we increase or decrease the estimated liability for appeals in the current period.
This estimated liability for appeals is an offset to revenues on our income statement. Resolution of appeals can take a very long time to resolve and there is a significant backlog in the system for resolving appeals, as over the course of our existing RAC contract, healthcare providers have increased their pursuit of appeals beyond the first and second levels of appeals to the third level of appeal, where cases are heard by administrative law judges, or ALJs. In our experience, decisions at the third level of appeal are the least favorable as ALJs exercise greater discretion and there is less predictability in the ALJ decisions as compared to appeals at the first or second levels. This increase of ALJ appeals and backlog of claims at the third level of appeal is the primary reason our total estimated liability for appeals (consisting of the estimated liability for appeals plus the contra-accounts-receivable estimated allowance for appeals) has grown from a balance of $5.6 million at December 31, 2012, to $16.4 million at December 31, 2013 to $18.6 million as of December 31, 2014. The balance of the estimated liability for appeals was also increased because during 2014 we observed an increase in the percentage of appeals that are being found in providers’ favor at the ALJ level.
The $18.6 million balance as of December 31, 2014, represents our best estimate of the probable amount of losses related to appeals of claims for which commissions were previously collected. We estimate that it is reasonably possible that we could be required to pay up to an additional approximately $5.4 million as a result of potentially successful appeals. To the extent that required payments by us related to successful appeals exceed the amount accrued, revenues in the applicable period would be reduced by the amount of the excess.
Goodwill
We periodically review the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether an impairment may exist. GAAP requires that goodwill and certain intangible assets not subject to amortization be assessed annually for impairment using fair value measurement techniques.
We assess goodwill for impairment on an annual basis as of December 31 of each year or more frequently if an event occurs or changes in circumstances would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If we can support the conclusion that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then we would not need to perform the two-step impairment test. If we cannot support such a conclusion, or we do not elect to perform the qualitative assessment, then the first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The Company performed a qualitative assessment of whether it is more likely than not that goodwill fair value is less than its carrying amount for 2014, 2013 and 2012 and concluded that there was no need to perform an impairment test.
Impairments of Depreciable Intangible Assets
The balance of depreciable intangible assets was $29.1 million as of December 31, 2014. We evaluate depreciable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Depreciable intangible assets consist of client contracts and related relationships, and are being amortized over their estimated useful life, which is generally 20 years. We evaluate the client contracts intangible at the individual contract level. The recoverability of such assets is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There was no impairment expense for depreciable intangible assets in 2014, 2013 or 2012.
Results of Operations
Year Ended December 31, 2014 compared to the Year Ended December 31, 2013
The following table represents our historical operating results for the periods presented:

	Year Ended December 31,
	2014	2013	$ Change	% Change
	(in thousands)
Consolidated Statements of Operations Data:
Revenues	$195,378	$255,302	$(59,924)	(23)%
Operating expenses:
Salaries and benefits	93,676	96,762	(3,086)	(3)%
Other operating expense	74,433	85,671	(11,238)	(13)%
Total operating expenses	168,109	182,433	(14,324)	(8)%
Income from operations	27,269	72,869	(45,600)	(63)%
Interest expense	(10,171)	(11,564)	1,393	(12)%
Interest income	1	1	—	—%
Income before provision for income taxes	17,099	61,306	(44,207)	(72)%
Provision for income taxes	7,699	24,967	(17,268)	(69)%
Net income	$9,400	$36,339	$(26,939)	(74)%

Revenues
Total revenues were $195.4 million for the year ended December 31, 2014, a decrease of $59.9 million or 23%, compared to total revenues of $255.3 million for the year ended December 31, 2013. The decrease is due to a decline in revenues in both our student lending and healthcare markets.
Student lending revenues were $138.3 million for the year ended December 31, 2014, representing a decrease of $25.4 million, or 16%, compared to the year ended December 31, 2013. This decrease was primarily due to lower rehabilitation fees paid to us by our guaranty agency clients a result of the reduction that guaranty agencies can charge borrowers due to the Federal budget act that became effective July 1,2014, and to new documentation requirements imposed by our guaranty agency clients as they implemented income-based repayment programs. The new documentation requirements require additional time and interaction with borrowers, which delayed some loans from qualifying for rehabilitation during 2014.
Healthcare revenues were $32.5 million for the year ended December 31, 2014, representing a decrease of $35.0 million, or 52%, compared to the year ended December 31, 2013. This decrease was due primarily to reduced audit activity in 2014 as the result of the wind-down of our current RAC contract, resulting in substantially reduced levels of permitted healthcare audit and recovery activities.
Salaries and Benefits

Salaries and benefits expense was $93.7 million for the year ended December 31, 2014, a decrease of $3.1 million, or 3%, compared to salaries and benefits expense of $96.8 million for the year ended December 31, 2013. The decrease in salaries and benefits expense was primarily due to lower bonus expense.
Other Operating Expense
Other operating expense was $74.4 million for the year ended December 31, 2014, a decrease of $11.2 million, or 13%, compared to other operating expense of $85.7 million for the year ended December 31, 2013. The decrease in other operating expenses was primarily due to lower third party collection fees and lower communication and postage expense resulting from the wind-down of our current RAC contract.
Income from Operations
As a result of the factors described above, income from operations was $27.3 million for the year ended December 31, 2014, compared to $72.9 million for the year ended December 31, 2013, representing a decrease of $45.6 million, or 63%.
Interest Expense
Interest expense was $10.2 million for the year ended December 31, 2014 compared to $11.6 million for the year ended December 31, 2013, representing a decrease of 12%. Interest expense decreased due to repayments of principal under our credit agreement, resulting in a lower outstanding balance during 2014.
Income Taxes
Income tax expense was $7.7 million for the year ended December 31, 2014 compared to $25.0 million for the year ended December 31, 2013, representing a decrease of 69%, consistent with the decrease in income before provision for income taxes in 2014. Our effective income tax rate increased to 45% for the year ended December 31, 2014 from 41% for the year ended December 31, 2013. The increase in the effective tax rate is primarily the result of an approximately 5.5% increase in the state tax rate. The 2013 effective tax rate includes a one-time tax expense due to the non-deductible expenses associated with the follow on offerings of approximately 1.7%.
Net Income
As a result of the factors described above, net income was $9.4 million for the year ended December 31, 2014, which representing a decrease of $26.9 million compared to net income of $36.3 million for the year ended December 31, 2013.
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
Interest Expense
Interest expense was $11.6 million for the year ended December 31, 2013, compared to $12.4 million for the year ended December 31, 2012, representing a decrease of 7%. Interest expense decreased due to repayments of principal under our credit agreement, resulting in a lower outstanding balance during 2013.
Income Taxes
Income tax expense was $25.0 million for the year ended December 31, 2013 compared to $16.8 million for the year ended December 31, 2012, representing an increase of 48.7% consistent with the increase in income before provision for income taxes. Our effective income tax rate decreased to 40.7% for the year ended December 31, 2013 from 42.2% for the year ended December 31, 2012. The decrease in the effective tax rate is the result of approximately 0.7% decrease due to changes in the state tax rate, and approximately 1% decrease due to income tax benefits associated with increases in stock options exercises as a result of two follow on offerings during the year, and the end of the lock-up periods for certain employees. These decreases were offset by approximately a 1.7% increase as a result of the non-deductible expenses associated with the follow on offerings. The 2012 effective tax rate includes a one-time tax expense due to the non-deductible termination of an advisory services agreement of approximately 1.9%.
Net Income
As a result of the factors described above, net income was $36.3 million for the year ended December 31, 2013, which represented an increase of $13.4 million compared to net income of $23.0 million for the year ended December 31, 2012.
Liquidity and Capital Resources
Our principal sources of liquidity are cash flows from operations, term loans, and the proceeds received from our initial public offering in August 2012. Cash and cash equivalents, which totaled $80.3 million as of December 31, 2014, consist primarily of cash on deposit with banks. We expect that operating cash flows will continue to be a primary source of liquidity for our operating needs. There are currently no borrowings outstanding under our revolving credit facility other than a $2.0 million letters of credit. Due to our operating cash flows, and our existing cash and cash equivalents, we believe that we have the ability to meet our working capital and capital expenditure needs for the foreseeable future.
The $1.6 million decrease in the balance of our cash and cash equivalents at December 31, 2014 compared with December 31, 2013 was primarily due to cash generated from operations of $27.9 million during 2014, offset by principal repayments of $21.5 million on our long-term debt and $10.1 million of capital expenditures.
The following table presents information regarding our cash flows for the years ended December 31, 2014, 2013 and 2012:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net cash provided by operating activities	$27,866	$61,206	$37,005
Net cash used in investing activities	(10,146)	(12,503)	(12,193)
Net cash used in financing activities	(19,331)	(4,637)	(6,973)
Cash flows from operating activities

Operating activities provided $27.9 million of cash during the year ended December 31, 2014, representing a decrease of $33.3 million, compared to cash provided by operating activities of $61.2 million for the year ended December 31, 2013, primarily due to a reduction of net income to $9.4 million in 2014, an increase in net payable to client of $12.1 million, collection of trade receivables of $4.6 million and an increase in the estimated liability for appeals of $3.3 million associated with our RAC contract with CMS. These items were partially offset by various working capital fluctuations such as an increase in other prepaid expenses and a decrease in accrued salaries and benefits.

Operating activities provided $61.2 million of cash during the year ended December 31, 2013, an increase of $24.2 million, compared to cash provided by operating activities of $37.0 million for the year ended December 31, 2012, primarily due to net income of $36.3 million, an increase in the estimated liability for appeals of $10.9 million associated with our RAC contract with CMS, collection of trade receivables of $3.4 million, and an increase in accrued salaries and benefits of $2.5 million. These items were partially offset by various working capital fluctuations such as a decrease in other current liabilities and deferred revenue. The estimated liability for appeals for revenue associated with CMS totaled $15.3 million in 2013, compared $4.4 million in 2012, due to higher claim recovery volumes under our RAC contract with CMS.

Operating activities provided $37. 0 million of cash during the year ended December 31, 2012, an increase of $8.0 million, compared to cash provided by operating activities of $29.0 million for the year ended December 31, 2011 primarily due to the increase in net income for the year ended December 31, 2012 to $23.0 million compared to $12.4 million for 2011. Cash used to pay accrued salary and benefits totaled $9.3 million in 2012, as compared to the $7.1 million in accrued salaries and benefits payable for the comparable period in 2011. Accounts payable increased $1.3 million in 2012 compared to 2011, primarily due to timing. The estimated liability for appeals for revenue received from CMS totaled $4.4 million in 2012, compared $0.5 million in 2011, due to the increase of appeals brought by healthcare providers and the overall backlog of claims subject to appeals under our RAC contract with CMS.
Cash flows from investing activities
We used $10.1 million and $12.5 million of cash in investment activities for the purchase of property, equipment and leasehold improvements during the years ended December 31, 2014 and 2013, respectively, primarily for investments in information technology, data storage, hardware, telecommunication systems and security enhancements to our proprietary software.
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
Cash flows from financing activities
Cash used in financing activities of $19.3 million during the year ended December 31, 2014 primarily due to the repayment of principal on outstanding debt and other contractual obligations of $22.5 million . This was partially offset by an income tax benefit of $3.2 million associated with the exercise of employee stock options, and $0.6 million in proceeds received from the exercise of employee stock options.
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
Estimated liability for appeals and Net payable to client
The December 31, 2014 balances of $18.6 million and $12.1 million for the Estimated liability for appeals and the Net payable to client, respectively, represent obligations that we expect to pay in the near term, although it is difficult to predict the precise timing of the associated cash outflows as they are dependent on the processing and resolution of audit appeals.
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
The credit agreement also requires us to meet certain financial covenants, including maintaining (i) a fixed charge coverage ratio, (ii) a total debt to EBITDA ratio, (iii) an interest coverage ratio, (iv) a minimum EBITDA amount,(v) a minimum required adjusted cash amount, and (vi) maximum capital expenditures, as such terms are defined in our credit agreement. These financial covenants are tested at the end of each year, quarter or month, as applicable. The table below further describes these financial covenants, as well as our current status under these covenants as of December 31, 2014.

Financial Covenant	Covenant Requirement	Actual Ratio at December 31, 2014
Fixed charge coverage ratio (minimum)*	1.20 to 1.0	1.38
Total debt to EBITDA ratio (maximum)*	3.25 to 1.0	2.33
Interest coverage ratio (minimum)**	2.25 to 1.0	5.35
EBITDA (minimum)**	$20,000,000	$48,052,000
Required Adjusted Cash Amount (minimum)***	$35,000,000	$59,313,000
Capital Expenditures ****	$12,500,000	$10,146,000
________
* Covenant requirement as of December 31, 2014. These covenant requirements adjust in future period.
** These requirements became effective December 2014, and will adjust in future periods.
*** This requirement became effective November 4, 2014.
****This requirement is an annual requirement effective December 31, 2014.
Our debt agreements contain, and any agreements to refinance our debt likely will contain, financial and restrictive covenants that limit our ability to incur additional debt, including to finance future operations or other capital needs, and to engage in other activities that we may believe are in our long‑term best interests, including to dispose of or acquire assets or make capital expenditures. These covenants also require us to maintain certain financial ratios, including a fixed charge coverage ratio, total debt to EBITDA ratio and an interest coverage ratio, as well as minimum EBITDA and adjusted cash amounts. Our current projections, assuming we do not have any other adjustments to reduce our expenses, show that we will be narrowly in compliance with several of our covenants during the second half of 2015. However, we believe we can make appropriate reductions in a timely manner in our expense structure in order to maintain compliance with our financial covenants. Due to delays in the award of the new RAC contracts by CMS and pricing reductions in the student lending market, we have been actively restructuring both our variable and fixed expenses. Our expenses are largely comprised of variable expenses including salaries and wages, subcontractor fees, production specific vendors, printing and mailing services. As variable costs increase with growth of services provided under a contract, or new contract award, similarly, we can and will attempt to reduce variable costs to the extent we encounter contract delays or lower service volumes. We have actively managed our cost structure during contract transitions with both CMS and the Department of Education and have reduced our expenses with an intent to minimize adverse impacts on our future revenue and in order to remain in compliance with our financial covenants.
Contractual Obligations
The following summarizes our contractual obligations as of December 31, 2014:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-Term Debt Obligations	$111,795	$9,820	$18,939	$83,036	$—
Interest Payments	22,263	7,723	13,254	1,286	—
Operating Lease Obligations	7,797	2,290	3,423	1,269	815
Purchase Obligations	7,423	7,423	—	—	—
Total	$149,278	$27,256	$35,616	$85,591	$815

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
The following tables present a reconciliation of adjusted EBITDA and adjusted net income for the years ended December 31, 2014, 2013 and 2012 to actual net income for these periods:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net income	$9,400	$36,339	$22,951
Provision for income taxes	7,699	24,967	16,786
Interest expense	10,171	11,564	12,414
Interest income	(1)	(1)	(64)
Debt extinguishment costs(1)	—	—	3,679
Transaction expenses(2)	1,276	2,893	—
Depreciation and amortization	12,450	10,655	9,505
Non-core operating expenses(3)	—	—	47
Advisory fee(4)	—	—	2,641
Stock based compensation	3,707	2,994	1,614
Adjusted EBITDA	$44,702	$89,411	$69,573

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Reconciliation of Adjusted Net Income:
Net income	$9,400	$36,339	$22,951
Debt extinguishment costs(1)	—	—	3,679
Transaction expenses (2)	1,276	2,893	—
Non–core operating expenses(3)	—	—	47
Advisory fee(4)	—	—	2,641
Stock based compensation	3,707	2,994	1,614
Amortization of intangibles(5)	3,737	3,731	3,676
Deferred financing amortization costs(6)	1,055	1,125	1,161
Tax adjustments(7)	(3,910)	(4,297)	(5,126)
Adjusted net income	$15,265	$42,785	$30,643

(1)
Represents debt extinguishment costs comprised of approximately $3.3 million of fees paid to lenders in connection with our new credit facility and approximately $0.3 million of unamortized debt issuance costs in connection with our old credit facility.

(2)	Represents direct and incremental costs associated with the Company's secondary offerings in February and April 2013, and expenses incurred in 2014 for potential acquisition and related financing.

(3)	Represents professional fees and settlement costs related to strategic corporate development activities.

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

Recent Accounting Pronouncements
In May 2014, FASB issued an ASU that amends the FASB ASC by creating a new Topic 606, Revenue from Contracts with Customers. The new guidance will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance on revenue recognition throughout the Industry Topics of the Codification. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:
Step 1: Identify the contract(s) with a customer.
Step 2: Identify the performance obligations in the contract.
Step 3: Determine the transaction price.
Step 4: Allocate the transaction price to the performance obligations in the contract.
Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.
In addition, an entity should disclose sufficient qualitative and quantitative information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. This amendment is to be either retrospectively adopted to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. We are currently evaluating the impact of the adoption of this guidance to our consolidated financial statements.
In June 2014, FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period ("ASU 2014-12"). ASU 2014-12 brings consistency to the accounting for share-based payment awards that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards. ASU 2014-12 is effective for annual reporting periods (including interim periods) beginning after December 15, 2015, with early adoption permitted. The adoption of this guidance will not have a material effect on our consolidated financial statements.
ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk
We do not hold or issue financial instruments for trading purposes. We conduct all of our business in U.S. currency and therefore do not have any direct foreign currency risk. We do have exposure to changes in interest rates with respect to the borrowings under our senior secured credit facility, which bear interest at a variable rate based on the prime rate or LIBOR. For example, if the interest rate on our borrowings increased 100 basis points (1%) from the credit facility floor of 1.5%, our annual interest expense would increase by approximately $1.1 million.
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
Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of the fiscal year covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were functioning effectively at the reasonable assurance level as of December 31, 2014.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with United States Generally Accepted Accounting Principles (“US GAAP”). Under the supervision of, and with the participation of our Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of internal control over financial reporting as of December 31, 2014. Management based its assessment on criteria established in “Internal Control Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, management concluded that its internal control over financial reporting was effective as of December 31, 2014.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the year ended December 31, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than those noted above.
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

2.1
Agreement and Plan of Merger, dated as of January 28, 2015, by and among Performant Financial Corporation. Project Phoenix Merger Sub, Inc. Premier Healthcare Exchange, Inc. and the other parties thereto (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed January 29, 2015)

3.1	Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1(b) to the Company’s Registration Statement on Form S-1/A filed July 30, 2012)

3.2	Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.2(b) to the Company’s Registration Statement on Form S-1/A filed July 23, 2012)

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

10.2	2004 Equity Incentive Plan and form of agreements thereunder (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed July 3, 2012)

10.3	2004 DCS Holdings Stock Option Plan and form of agreements thereunder (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed July 3, 2012)

10.4	2007 Stock Option Plan and form of agreements thereunder (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 filed July 23, 2012)

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

10.15	2012 Stock Incentive Plan*

10.16	Amendment No. 1 to Credit Agreement dated as of March 19, 2012, by and among DCS Business Services, Inc., the Lenders party thereto, Madison Capital Funding LLC,and ING Capital*

10.17
Amendment No. 2 Credit Agreement, dated as of November 4 2014, by and among Performant Business Services, Inc., the Lenders party thereto, and Madison Capital Funding LLC. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed November 10, 2014)

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
*    Filed herewith
Schedules not listed above have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes hereto.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Performant Financial Corporation:

We have audited the accompanying consolidated balance sheets of Performant Financial Corporation and subsidiaries as of December 31, 2014 and 2013, the related consolidated statements of operations, changes in redeemable preferred stock and stockholders’ equity (deficit), and cash flows for each of the years in the three‑year period ended December 31, 2014, and the related Schedule II for the three-year period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements and Schedule II referred to above present fairly, in all material respects, the financial position of Performant Financial Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
San Francisco, California
March 12, 2015

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except per share amounts)

Assets	December 31, 2014	December 31, 2013
Current assets:
Cash and cash equivalents	$80,298	$81,909
Trade accounts receivable, net of allowance for doubtful accounts of $32 and $32, respectively and estimated allowance for appeals of $0 and $1,160, respectively	15,047	19,649
Deferred income taxes	7,605	6,847
Prepaid expenses and other current assets	12,559	4,400
Income tax receivable	4,394	—
Debt issuance costs, current portion	986	1,055
Total current assets	120,889	113,860
Property, equipment, and leasehold improvements, net	27,647	26,247
Identifiable intangible assets, net	29,093	32,513
Goodwill	82,522	81,572
Debt issuance costs, net of current portion	2,456	2,789
Other assets	222	279
Total assets	$262,829	$257,260
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of notes payable	$9,820	$10,763
Accrued salaries and benefits	5,380	11,826
Accounts payable	1,370	2,383
Other current liabilities	8,452	5,311
Income taxes payable	—	103
Estimated liability for appeals	18,625	15,283
Net payable to client	12,110	—
Total current liabilities	55,757	45,669
Notes payable, net of current portion	101,975	122,541
Deferred income taxes	11,666	12,612
Other liabilities	2,259	2,204
Total liabilities	171,657	183,026
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized, 500,000 shares at December 31, 2014 and 2013, respectively; issued and outstanding, 49,350 and 48,316 shares at December 31, 2014 and 2013, respectively	5	5
Additional paid-in capital	57,329	49,791
Retained earnings	33,838	24,438
Total stockholders’ equity	91,172	74,234
Total liabilities and stockholders’ equity	$262,829	$257,260
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)

	For the Years Ended December 31,
	2014	2013	2012
Revenues	$195,378	$255,302	$210,073
Operating expenses:
Salaries and benefits	93,676	96,762	83,002
Other operating expenses	74,433	85,671	71,305
Total operating expenses	168,109	182,433	154,307
Income from operations	27,269	72,869	55,766
Debt extinguishment costs	—	—	(3,679)
Interest expense	(10,171)	(11,564)	(12,414)
Interest income	1	1	64
Income before provision for income taxes	17,099	61,306	39,737
Provision for income taxes	7,699	24,967	16,786
Net income	$9,400	$36,339	$22,951
Accrual for preferred stock dividends	—	—	2,038
Net income available to common shareholders	$9,400	$36,339	$20,913

Net income per share attributable to common shareholders (see Note 1)
Basic	$0.19	$0.77	$0.48
Diluted	$0.19	$0.74	$0.44
Weighted average shares (see Note 1)
Basic	48,816	47,492	43,985
Diluted	49,834	49,386	47,599
 See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Redeemable Preferred Stock and Stockholders’ Equity (Deficit)
For the Years Ended December 31, 2014, 2013 and 2012
(In thousands)

	Redeemable Preferred Stock Series A Convertible Preferred Stock		Due From Stockholders	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Total
	Shares	Amount		Shares	Amount
Balance, December 31, 2011	5,296	$58,248	$(2,266)	37,667	$4	$19,371	$(32,814)	$(15,705)
Increase in redemption value of Series A preferred stock	—	2,038	—	—	—	—	(2,038)	(2,038)
Conversion of Series A preferred stock to Series B preferred stock which was immediately redeemed for cash	—	(60,286)	—	—	—	—	—	—
Conversion of Series B preferred stock to common	(5,296)	—	—	5,296	—	—	—	—
Exercise of stock options	—	—	—	284	—	175	—	175
Issuance of stock	—	—	—	2,243	—	15,420	—	15,420
Purchase of treasury stock	—	—	—	(98)	—	(1,225)	—	(1,225)
Interest on notes receivable from stockholders	—	—	(57)	—	—	—	—	(57)
Repayment of notes receivable from stockholders	—	—	2,323	—	—	—	—	2,323
Stock-based compensation expense	—	—	—	—	—	1,614	—	1,614
Income tax benefit from employee stock options	—	—	—	—	—	615	—	615
Net income	—	—	—	—	—	—	22,951	22,951
Balance, December 31, 2012	—	—	—	45,392	4	35,970	(11,901)	24,073
Exercise of stock options	—	—	—	2,924	1	1,767	—	1,768
Stock-based compensation expense	—	—	—	—	—	2,994	—	2,994
Income tax benefit from employee stock options	—	—	—	—	—	9,060	—	9,060
Net income	—	—	—	—	—	—	36,339	36,339
Balance, December 31, 2013	—	—	—	48,316	5	49,791	24,438	74,234
Exercise of stock options	—	—	—	1,034	—	610	—	610
Stock-based compensation expense	—	—	—	—	—	3,707	—	3,707
Income tax benefit from employee stock options	—	—	—	—	—	3,221	—	3,221
Net income	—	—	—	—	—	—	9,400	9,400
Balance, December 31, 2014	—	$—	$—	49,350	$5	$57,329	$33,838	$91,172

See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Net income	$9,400	$36,339	$22,951
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on disposal of assets	33	1	51
Depreciation and amortization	12,450	10,655	9,505
Write-off of unamortized debt issuance costs	—	—	335
Deferred income taxes	(1,703)	(1,708)	(1,826)
Stock-based compensation	3,707	2,994	1,614
Interest expense from debt issuance costs and amortization of discount note payable	1,177	1,247	1,272
Interest income on notes receivable from stockholders	—	—	(57)
Changes in operating assets and liabilities:
Trade accounts receivable	4,602	3,395	(3,646)
Prepaid expenses and other current assets	(8,159)	(1,524)	416
Income tax receivable	(4,394)	—	—
Other assets	57	451	(71)
Accrued salaries and benefits	(6,446)	2,538	2,150
Accounts payable	(1,013)	980	1,343
Other current liabilities	1,873	(2,941)	(1,223)
Income taxes payable	(103)	(327)	(40)
Deferred revenue	—	(2,187)	(27)
Estimated liability for appeals	3,342	10,905	3,928
Net payable to client	12,110	—	—
Other liabilities	933	388	330
Net cash provided by operating activities	27,866	61,206	37,005
Cash flows from investing activities:
Purchase of property, equipment, and leasehold improvements	(10,146)	(12,503)	(11,356)
Purchase of perpetual software license and computer equipment	—	—	(837)
Net cash used in investing activities	(10,146)	(12,503)	(12,193)
Cash flows from financing activities:
Borrowing under notes payable	—	—	156,000
Borrowing under line of credit	—	—	4,500
Redemption of preferred stock	—	—	(60,286)
Repayment of notes payable	(21,509)	(14,465)	(103,416)
Repayment of line of credit	—	—	(12,698)
Debt issuance costs paid	(653)	—	(3,074)
Proceeds from exercise of stock options	610	1,768	175
Proceeds from issuance of stock	—	—	12,624
Repayment of promissory notes from stockholders	—	—	2,323
Income tax benefit from employee stock options	3,221	9,060	615
Payment to stockholders	—	—	(1,761)
Purchase of treasury stock	—	—	(1,225)
Payment of purchase obligation	(1,000)	(1,000)	(750)
Net cash used in financing activities	(19,331)	(4,637)	(6,973)
Net increase (decrease) in cash and cash equivalents	(1,611)	44,066	17,839
Cash and cash equivalents at beginning of year	81,909	37,843	20,004
Cash and cash equivalents at end of year	$80,298	$81,909	$37,843
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$10,185	$17,396	$18,037
Cash paid for interest	$8,978	$10,294	$11,178
Cash paid as debt extinguishment	$—	$—	$3,344
Supplemental disclosure of non-cash investing and financing activities:
Obligation payable to sellers of perpetual license	$—	$—	$3,250
Issuance of common stock as part of debt issuance costs	$—	$—	$2,796
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements
For the Years Ended December 31, 2014, 2013 and 2012

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
The accompanying consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles, or U.S. GAAP. The Company consolidates entities in which it has controlling financial interest, and as of December 31, 2014, all of the Company’s subsidiaries are 100% owned. All significant intercompany balances and transactions have been eliminated in consolidation.

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
The Company performed a qualitative assessment of whether it is more likely than not that goodwill fair value is less than its carrying amount for 2014, 2013 and 2012 and concluded that there was no need to perform an impairment test.
Identifiable intangible assets consist of customer contracts and related relationships, a perpetual license, and covenants not to compete. Customer contracts and related relationships are amortized over their estimated useful life of 4 to 20 years. The perpetual license is amortized over its estimated useful life of 5 years.

(i)	Impairment of Long-Lived Assets
Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The Company did not recognize an impairment expense for intangible assets in 2014, 2013 and 2012.

(j)	System Developments
The Company follows the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Subtopic 350-40, Internal-Use Software, which specifies that costs incurred during the application stage of development should be capitalized. All other costs are expensed as incurred. During 2014, 2013 and 2012, costs of $7.2 million, $4.9 million and $5.4 million respectively, were capitalized for projects in the application stage of development, with depreciation expense of $4.0 million, $2.6 million and $2.4 million respectively, for completed projects.

(k)	Debt Issuance Costs
Debt issuance costs represent loan and legal fees paid in connection with the issuance of long-term debt. Debt issuance costs are amortized to interest expense in accordance with key terms of the notes as amended.

(l)	Revenues, Accounts Receivable, and Estimated Liability for Appeals
Revenue is recognized upon the collection of defaulted loan and debt payments. Loan rehabilitation revenue is recognized when the rehabilitated loans are sold (funded) by clients. Incentive revenue is recognized upon receipt of official notification of incentive award from customers. Under the Company’s RAC contract with CMS, the Company recognizes revenues when the healthcare provider has paid CMS for a given claim or has agreed to an offset against other claims by the provider. Providers have the right to appeal a claim and may pursue additional appeals if the initial appeal is found in favor of CMS. The Company accrues an estimated liability for appeals at the time revenue is recognized based on the Company's estimate of the amount of revenue probable of being refunded to CMS following successful appeal. In addition, if the Company's estimate of the liability for appeals with respect to revenues recognized during a prior period changes, the Company increases or decreases current period accruals based on such change in estimated liability. At December 31, 2014, a total of $18.6 million was presented as an allowance against revenue, representing the Company’s estimate of claims that may be overturned. Of this amount, $0.0 million was related to amounts in accounts receivable and $18.6 million was related to commissions which had already been received. The zero allowance against accounts receivable at December 31, 2014 is due to the fact that the receivable from CMS is netted against an offsetting payable for overturned audits, and at December 31, 2014, the amount of the payable exceeded the amount of the receivable as discussed in note 1(m).  The total accrued liability for appeals of $18.6 million has therefore been presented in the caption estimated liability for appeals at December 31, 2014.  At December 31, 2013, the total appeals-related liability was $16.4 million, comprised of an estimated liability for appeals of $15.3 million and a contra-accounts-receivable estimated allowance for appeals of $1.1 million. The $18.6 million balance at December 31, 2014 and the $15.3 million balance as of December 31, 2013, represents the Company’s best estimate of the probable amount of losses related to appeals of claims for which commissions were previously collected. In addition to the $18.6 million amount accrued at December 31, 2014, the Company estimates that it is reasonably possible that it could be required to pay an additional amount up to approximately $5.4 million as a result of potentially successful appeals. To the extent that required payments by the Company exceed the amount accrued, revenues in the applicable period would be reduced by the amount of the excess.
For the year ended December 31, 2014, the Company had 4 clients whose individual revenues exceeded 10% of the Company’s total revenues. The dollar amount and percent of total revenue of each of the 4 clients is summarized in the table below (in thousands):

Rank	2014 Revenue	Percent of total revenue
1	$53,211	27.2%
2	29,444	15.1%
3	29,171	14.9%
4	24,855	12.7%
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
Revenue from the largest three customers was 57%, 63% and 58% of total revenue in 2014, 2013 and 2012, respectively. Accounts receivable due from these three customers were 39%, 59% and 63% of total trade receivables at December 31, 2014, 2013 and 2012, respectively. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company determines the allowance for doubtful accounts by specific identification. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts was $0.0 million for both December 31, 2014 and December 31, 2013, respectively.

(m)	Net Payable to Client
The Company nets outstanding accounts receivable invoices from an audit & recovery contract against payables for overturned audits. The overturned audits are netted against current fees due on the invoice to the client when they are processed by the client’s system. The “Net payable to client” balance of $12.1 million represents the excess of payables of $14.2 million for overturned audits offset by outstanding accounts receivable of $2.1 million at December 31, 2014. At December 31, 2013, the net of the outstanding accounts receivable invoices of $12.8 million was offset against a payable for overturned audits of $5.9 million for a net receivable of $6.9 million, presented in Accounts receivable. The Company expects that the net payable-to client balance will be paid to the client within the next twelve months.

(n)	Prepaid Expenses and Other Current Assets
At December 31, 2014, Prepaid expenses and other current assets includes $5.6 million of amounts estimated to become due from subcontractors. The Company employs subcontractors to audit claims as part of an audit & recovery contract, and to the extent that audits by these subcontractors are overturned on appeal, the fees associated with such claims are contractually refundable to the Company. At December 31, 2014, the receivable associated with estimated future overturns of subcontractor audits was $5.6 million. In addition, at December 31, 2014, Prepaid expenses and other current assets includes a net receivable of $3.0 million for subcontractor fees for already overturned audits refundable to the Company once the Company refunds its fees to the client as prime contractor. By comparison, at December 31, 2013, there was a net subcontractor payable under this contract of $3.7 million that was offset by a subcontractor receivable for estimated future overturns of subcontractor audits of $5.2 million, with the net asset of $1.5 million included in Other liabilities.

(o) Legal Expenses
The Company recognizes legal fees related to litigation as they are incurred.

(p) Comprehensive Income
The Company has no components of comprehensive income other than its net income. Accordingly, comprehensive income is equivalent to net income.

(q) Fair Value of Financial Instruments
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

(r) Income Taxes
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

(s) Preferred Stock
The carrying amounts of preferred stock are periodically increased by amounts representing dividends not currently declared or paid, but which would be payable under certain redemption features. Such increases in carrying amounts are recorded against retained earnings.

(t) Stock Options
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
FASB ASC Topic 718 also requires that excess tax benefits recognized in equity related to stock option exercises are reflected as financing cash inflows. The Company recognized income tax benefits resulting from the exercise of stock options in 2014, 2013 and 2012 of $3.2 million, $9.1 million and $0.6 million, respectively.

(u) Earnings per Share
For the years ended December 31, 2014 and 2013, basic earnings per share is calculated by dividing net income available to common shareholders by the sum of the weighted average number of common shares outstanding during the year. For the year ended December 31, 2012, basic earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the year plus the weighted average number of shares of Series A Convertible Preferred Stock outstanding during the period. The Series A Convertible Preferred Stock are included in the basic denominator because they could be converted into common shares for no cash consideration (via conversion units as further described in Note 7), and were thus considered outstanding common shares in computing basic earnings per share. Diluted earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of common shares and dilutive common shares equivalents outstanding during the period. The Company’s common share equivalents consist of stock options and restricted stock units.
The following table reconciles the basic to diluted weighted average shares outstanding using the treasury stock method (shares in thousands):

	Years Ended December 31,
	2014	2013	2012
Weighted average shares outstanding – basic	48,816	47,492	43,985
Dilutive effect of stock options	1,018	1,894	3,614
Weighted average shares outstanding – diluted	49,834	49,386	47,599
For the year ended December 31, 2014, the Company excluded 2,894,013 options from the calculation of diluted earnings per share for the year ended December 31, 2014 because the options’ combined exercise price, unamortized fair value and excess tax benefits were greater during the year than the average price for the Company's common stock because their effect would be anti-dilutive.

(v) Recent Accounting Pronouncements

In May 2014, FASB issued an ASU that amends the FASB ASC by creating a new Topic 606, Revenue from Contracts with Customers. The new guidance will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance on revenue recognition throughout the Industry Topics of the Codification. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:
Step 1: Identify the contract(s) with a customer.
Step 2: Identify the performance obligations in the contract.
Step 3: Determine the transaction price.
Step 4: Allocate the transaction price to the performance obligations in the contract.
Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.
In addition, an entity should disclose sufficient qualitative and quantitative information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. This amendment is to be either retrospectively adopted to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. We are currently evaluating the impact of the adoption of this guidance to our consolidated financial statements.
In June 2014, FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period ("ASU 2014-12"). ASU 2014-12 brings consistency to the accounting for share-based payment awards that require a specific performance target to be achieved in order for employees to become eligible to vest in the awards. ASU 2014-12 is effective for annual reporting periods (including interim periods) beginning after December 15, 2015, with early adoption permitted. The adoption of this guidance will not have a material effect on our consolidated financial statements.
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

3.	Property, Equipment, and Leasehold Improvements
Property, equipment, and leasehold improvements consist of the following at December 31, 2014 and 2013 (in thousands):

	December 31, 2014	December 31, 2013
Land	$1,767	$1,767
Building and leasehold improvements	5,966	5,773
Furniture, equipment, and automobile	5,193	4,932
Computer hardware and software	60,229	52,021
	73,155	64,493
Less accumulated depreciation and amortization	(45,508)	(38,246)
Property, equipment and leasehold improvements, net	$27,647	$26,247
Depreciation and amortization expense of property, equipment and leasehold improvements was $8.7 million, $6.9 million and $5.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.
4. Identifiable Intangible Assets
Identifiable intangible assets consist of the following at December 31, 2014 and 2013 (in thousands):

December 31, 2014	Gross Amounts	Accumulated Amortization	Net
Amortizable intangibles:
Customer contracts and related relationships	$62,451	$(34,774)	$27,677
Perpetual license	3,313	(1,897)	1,416
Total intangible assets	$65,764	$(36,671)	$29,093

December 31, 2013	Gross Amounts	Accumulated Amortization	Net
Amortizable intangibles:
Customer contracts and related relationships	$62,198	$(31,689)	$30,509
Perpetual license	3,250	(1,246)	2,004
Total intangible assets	$65,448	$(32,935)	$32,513
For the years ended December 31, 2014, 2013 and 2012, amortization expense related to intangible assets amounted to $3.7 million, $3.7 million and $3.7 million, respectively.
The estimated aggregate amortization expense for each of the five following fiscal years is as follows (in thousands):

Year Ending December 31,	Amount
2015	$3,803
2016	3,768
2017	3,167
2018	3,094
2019	3,090
Thereafter	12,171
Total	$29,093
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

Year Ending December 31,	Amount
2015	$9,820
2016	9,820
2017	9,119
2018	83,036
Total	$111,795
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
The Term A Loan is charged interest either at Prime (subject to a 2.5% floor) +4.25% or LIBOR (subject to a 1.5% floor) +5.25%, which was 6.75% at December 31, 2014. The Term A loan requires quarterly payments of $2.5 million beginning in June 2012, with the remaining outstanding principal balance due March 19, 2017. As of December 31, 2014, the Term A loan ending balance, including the current portion was $26.1 million.
The Term B loan is charged interest at Prime +4.75% (subject to a 2.50% floor) or LIBOR (subject to a 1.50% floor) +5.75% which was 7.25% at December 31, 2014. The Term B loan requires quarterly payments of $0.2 million beginning in June 2012, with the outstanding principal balance due March 19, 2018. As of December 31, 2014, the Term B loan ending balance, including the current portion was $85.7 million.
The Company has a line of credit under the Agreement which allows for borrowings of up to $11 million. Borrowings accrue interest at Prime +4.25% or LIBOR +5.25%, which was 6.75% at December 31, 2014. Both the Prime and the LIBOR alternatives are subject to minimum rate floors. In addition, a facility fee of 0.5% is assessed on the commitment amount. There were no outstanding borrowings under this line of credit at December 31, 2014, but there are letters of credit outstanding in the amount of $2.0 million, leaving remaining borrowing capacity under the line of credit of $9.0 million at December 31, 2014. The line of credit expires in March 19, 2017.
The Agreement contains certain restrictive financial covenants, which require, among other things, that we meet a minimum fixed charge coverage ratio of 1.20 and maximum total debt to EBITDA ratio of 3.25. Additionally, these covenants restrict the Company and its subsidiaries’ ability to incur certain types or amounts of indebtedness, incur liens on certain assets, make material changes in corporate structure or the nature of its business, dispose of material assets, engage in a change in control transaction, make certain foreign investments, enter into certain restrictive agreements, or engage in certain transactions with affiliates. We were in compliance with all such covenants at December 31, 2014.
The Agreement contains a prepayment provision which requires the Company to perform an annual excess cash flow computation based on earnings before interest, taxes, depreciation and amortization compared to changes in working capital. Based on the results of this computation, in May 2014 and May 2013, the Company made payments of $11.5 million and $3.6 million, respectively, to the lenders.
During our March 19, 2012 recapitalization, debt issuance costs of $5.0 million were capitalized, including $1.5 million of agent fees paid to an entity associated with our majority stockholder, and $0.8 million paid to third parties for legal and other services and a grant of 215,000 shares of Common Stock issued as compensation to an investment bank acting as financial advisor valued at approximately $2.8 million, based upon a price of $13 per share. These costs are being amortized to expense over the life of the new loans.
The Company capitalized an additional $0.8 million related to our June 28, 2012 amendment to the Agreement, which included $0.2 million of agent fees paid to an entity associated with our majority stockholders, and $0.0 million paid to third parties for legal and other services. Debt issuance costs are being amortized to interest expense over the life of the new loans. Accumulated amortization of debt issuance costs amounted to $3.1 million at December 31, 2014.
Debt extinguishment costs of $3.7 million were expensed, including $3.3 million of fees paid to the lenders, and $0.3 million of unamortized debt issuance costs associated with the old credit facility.

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
The Second Amendment also added an interest coverage ratio, defined as the ratio of EBITDA compared to interest expense paid in cash for the computation period. Under this new financial covenant, the Company is required to maintain:

•	an interest coverage ratio not to be less than 2.25 to1.0 for the computation periods ending December 31, 2014, March 31, 2015, June 30,2015, September 30, 2015, and December 31, 2015; and

•	an interest coverage ratio not to be less than of 2.50 to1.0 for the computation period ending March 31, 2016, June 30, 2016, September 30, 2016 and December 31, 2016.
In addition, among other things, under the Second Amendment, the Company is now required to maintain minimum adjusted cash balances of $35.0 million from November 4, 2014 through December 31, 2015, and minimum adjusted cash balances of $30.0 million from January 1, 2016 through December 31, 2016. Further, under the Second Amendment, the Company must maintain EBITDA for any trailing twelve month period of not less than $20.0 million beginning with the month ending November 30, 2014 through the month ending December 31, 2016. Also, pursuant to the terms of the Second Amendment, the lenders are not required to make new loans or issue new letters of credit under the Company's line of credit when the total debt to EBITDA ratio exceeds 3.25 to 1.0. Lastly, under the Second Amendment, capital expenditures of the Company in the years ending December 31, 2014, December 31, 2015, and December 31, 2016, are not permitted to exceed $12.5 million .
Interest charged under the Credit Agreement as revised by the Second Amendment is a function of the total debt to EBITDA ratio, adjusted quarterly. When the total debt to EBITDA ratio is greater than 4.0 to1.00, the Term A loan is charged interest either at Prime + 4.75% or LIBOR + 5.75% , while the Term B loan is charged interest either at Prime + 5.25% or LIBOR + 6.25% . When the total debt to EBITDA ratio is equal to or less than 4.0 to1.00, the Term A loan is charged interest either at Prime + 4.25% or LIBOR + 5.25% , while the Term B loan is charged interest either at Prime + 4.75% or LIBOR + 5.75% .
Fees for the Second Amendment of $0.5 million were paid to the lenders on November 4, 2014.
6. Commitments and Contingencies
The Company leases office facilities and certain equipment. In August 2013, we entered into a new lease agreement for office space for approximately 15,667 square feet in Grants Pass, Oregon. In January 2012, we renewed two of our facilities leases and entered into a new lease agreement for approximately 6,000 square feet in Livermore, California.
Future minimum rental commitments under non-cancelable leases as of December 31, 2014 are as follows (in thousands):

Year Ending December 31,	Amount
2015	$2,290
2016	1,938
2017	1,485
2018	668
2019	601
Thereafter	815
Total	$7,797

Lease expense was $2.9 million, $2.6 million and $2.4 million for the years ended December 31, 2014, 2013 and 2012, respectively.
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
The terms of the Performant Financial Corporation 2012 Stock Incentive Plan provide for the granting of incentive stock options within the meaning of Section 422 of the Code to employees and the granting of nonstatutory stock options, restricted stock, stock appreciation rights, stock unit awards and cash-based awards to employees, non-

employee directors and consultants. The Company has reserved 4,300,000 shares of common stock under the 2012 Plan. Options granted under the Performant Financial Corporation 2012 Stock Incentive Plan generally vest over periods of four or five-years.
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
Total stock-based compensation expense charged as salaries and benefits expense in the consolidated statements of operations was $3.7 million, $3.0 million and $1.6 million for the years ended December 31, 2014, 2013, and 2012, respectively.
The following table sets forth a summary of our stock option activity for the year ended December 31:

	Outstanding Options	Weighted average exercise price per share	Weighted average remaining contractual life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2011	5,664,750	$0.80	5.20
Granted	2,549,109	10.32
Forfeited	(19,077)	7.99
Exercised	(285,058)	0.61
Outstanding at December 31, 2012	7,909,724	3.85	5.89
Granted	313,600	11.85
Forfeited	(102,381)	10.05
Exercised	(2,908,122)	0.60
Outstanding at December 31, 2013	5,212,821	6.03	6.62
Granted	254,000	9.69
Forfeited	(410,625)	10.53
Exercised	(1,032,813)	0.62
Outstanding at December 31, 2014	4,023,383	$7.18	6.41	$7,641
Vested, exercisable, and expected to vest(1) at December 31, 2014	3,980,118	$7.16	6.38	$7,634
Exercisable at December 31, 2014	2,475,868	$5.32	5.47	$7,510

(1)	Options expected to vest reflect an estimated forfeiture rate.
The weighted-average grant-date exercise price of stock options granted during the years ended December 31, 2014, 2013 and 2012 was $9.69, $11.85 and $10.32, respectively, per share. The aggregate intrinsic value of our stock options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the years ended December 31, 2014, 2013 and 2012, was $8.8 million, $31.3 million and $2.9 million, respectively. At December 31, 2014, 2013, and 2012, there was $7.5 million, $10.5 million and $12 million, respectively, of unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements, which the Company expects to recognize over a weighted-average period of 2.74 years as stock-based compensation expense.
Net cash proceeds from the exercise of stock options were $0.6 million, $1.8 million and $0.2 million during 2014, 2013 and 2012, respectively. For the years ended December 31, 2014, 2013 and 2012, we realized a $3.2 million, $9.1 million and $0.6 million tax benefit from the exercise of stock options, respectively.
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

We estimated the fair value of options granted using a Black-Scholes option pricing model with the following assumptions:

	For the Years Ended December 31,
	2014	2013	2012
Expected volatility	51.0%	54.2%	48.3%
Expected dividends	—%	—%	—%
Expected term (years)	6.1	6.2	6.5
Risk-free interest rate	1.9%	1.5%	1.0%
Weighted-average estimated fair value of options granted during the year	$4.85	$6.23	$5.22
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
Expected Volatility – Because there is insufficient history of the Company’s stock price returns, the Company lacks sufficient historical volatility data for its equity awards. Accordingly, the Company calculates the expected volatility using a composite made up of comparable peer companies and an approximate 38% company weighting over a term comparable to the expected term of the options issued.
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
     The following table summarizes restricted stock unit activity for the year ended December 31:

		Weighted
		average
	Number of	grant date
	Awards	fair value
Outstanding at December 31, 2012	—	$—
Granted	5,263	10.59
Forfeited	—	—
Vested and converted to shares	—	—
Outstanding at December 31, 2013	5,263	$10.59
Granted	488,545	9.27
Forfeited	(30,900)	9.26
Vested and converted to shares	(1,316)	10.59
Outstanding at December 31, 2014	461,592	$9.28
Expected to vest at December 31, 2014	438,510	$9.28

At December 31, 2014 and 2013, there was $3.5 million and $0.1 million of compensation expense yet to be recognized related to non-vested restricted stock units. The unrecognized expense as of December 31, 2014 is expected to be recognized over the remaining weighted-average vested period of 3.3 years. 1,316 and none of the restricted stock units vested during the years ended December 31, 2014 and 2013, respectively. Restricted stock units granted under the Performant Financial Corporation 2012 Stock Incentive Plan generally vest over periods between one and four years. The company did not realize any tax benefits related to the restricted stock units during the year ended December 31, 2014 and 2013.
9. Employee Benefit Plan
The Company has a 401(k) Salary Deferral Plan (the Plan) covering all full-time employees who have met certain service requirements. Employees may contribute a portion of their salary up to the maximum limit established by the Internal Revenue Code for such plans. Employer contributions are discretionary. No matching contributions were made during 2014, 2013 and 2012.
10. Income Taxes
The Company’s income tax expense (benefit) consists of the following (in thousands):

	2014	2013	2012
Current:
Federal	$6,802	$21,526	$15,142
State	2,600	5,149	3,470
	9,402	26,675	18,612
Deferred:
Federal	$(1,625)	$(866)	$(1,599)
State	(78)	(842)	(227)
	(1,703)	(1,708)	(1,826)
Total Expense (Benefit)	$7,699	$24,967	$16,786
A reconciliation of the income tax expense calculated using the applicable federal statutory rates to the actual income tax expense for the years ended December 31, 2014, 2013 and 2012 is as follows:

	2014	2013	2012
Federal income at the statutory rate	35%	35%	35%
State income tax, net of federal benefit	10%	5%	5%
Permanent differences	2%	1%	2%
Other	(2)%	—%	—%
	45%	41%	42%
The following table summarizes the components of the Company’s deferred tax assets and liabilities as of December 31, 2014, and 2013 (in thousands):

	2014	2013
Deferred tax assets:
Bad debt reserve	$13	$13
Vacation accrual	685	1,020
Nonqualified stock options	3,059	1,526
Debt issuance costs	643	848
Acquisition costs	630	158
State tax deferral	934	1,474
Deferred revenue	273	352
State tax credits	305	290
Net operating loss	110	47
Estimated liability for appeals	5,313	4,277
Other	304	118
Total deferred tax assets	12,269	10,123
Valuation allowance	(349)	(147)
Total deferred tax assets net of valuation allowance	11,920	9,976
Deferred tax liabilities:
Identifiable intangible assets	(10,227)	(11,176)
Fixed assets	(5,732)	(4,543)
Other	(22)	(22)
Total deferred tax liabilities	(15,981)	(15,741)
Net deferred tax liabilities	$(4,061)	$(5,765)
The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, except for certain state tax credits. Income tax expense is allocated to the subsidiaries included in the consolidated tax return on the basis of the subsidiaries’ stand-alone tax provision.
The Company has a valuation allowance of approximately $0.3 million and $0.1 million, as of December 31, 2014 and December 31, 2013, respectively, primarily related to California enterprise zone tax credits for which it is not more likely than not that the tax benefit will be realized.
The Company has state tax credits of $0.3 million, which, due to the Assembly Bill 93 and Senate Bill 90 signed on July 11, 2013, are now limited to a 10 year carryforward, and will expire in 2024. The Company has state net operating loss carryforwards of $0.4 million which expire in 2020.
The following table reconciles the Company’s unrecognized tax benefits as of December 31, 2014 from its unrecognized tax benefits as of December 31, 2012 (in thousands):

Unrecognized tax benefits balance at December 31, 2012	$279
Increase related to prior year tax positions	357
Increase related to current year tax positions	49
Settlements	(139)
Unrecognized tax benefits balance at December 31, 2013	546
Increase related to prior year tax positions	444
Decrease related to prior year tax positions	(42)
Unrecognized tax benefits balance at December 31, 2014	$948
At December 31, 2014 and 2013, we had approximately $0.9 million and $0.5 million of unrecognized tax benefits, respectively. We do not expect any significant change in unrecognized tax benefits during the next twelve months. The Company records interest expense and penalties related to unrecognized tax benefits in income tax expense. The amount of accrued interest was not material at December 31, 2014 and 2013, respectively. No penalties were recognized in 2014 or accrued at December 31, 2014, and 2013 respectively. Unrecognized tax benefits of approximately 0.9 million which, if recognized, would favorably affect the Company’s effective income tax rate.

The Company files federal and state income tax returns. For years before 2010, the Company is no longer subject to California, Texas, and certain state state tax examinations. For tax year before 2011, the Company is no longer subject to Federal and certain other state tax examinations.
11. Related Party Transactions
Our notes payable, both before and after the recapitalization of March 19, 2012, are held by a number of lenders, some of whom also invested in and held our stock during 2012 and 2013. As a result, these entities are considered related parties. Interest expense under these arrangements totaled $10.3 million and $11.1 million for the years ended December 31, 2013 and 2012, respectively, and the debt extinguishment expense associated with the recapitalization totaled $3.3 million for the year ended December 31, 2012.
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
The Company collects principal and interest payments and collection costs on defaulted loans for various contracting agencies. Cash collections for some of the Company’s customers are held in trust in bank accounts controlled by the Company. The Company remits trust funds to the contracting agencies on a regular basis. The amount of cash held in trust and the related liability are separated from and not included in the Company’s assets and liabilities. Cash held in trust for customers totaled $9.7 million and $1.1 million at December 31, 2014 and 2013, respectively.

(b)	Litigation
The Company, during the ordinary course of its operations, has been named in various legal suits and claims, several of which are still pending. In the opinion of management and the Company’s legal counsel, such legal actions will not have a material effect on the Company’s financial position or results of operations or cash flows.
13. Subsequent Events
On January 28, 2015, we entered into an Agreement and Plan of Merger (“Merger Agreement”) with Premier Healthcare Exchange, Inc., a Delaware corporation (“PHX”), pursuant to which, PHX would become our wholly-owned indirect subsidiary. The Merger Agreement contains customary closing conditions, including completion of a financing by us to fund the consideration payable under the terms of the Merger Agreement.  The purchase price under the Merger Agreement is approximately $108 million in cash, subject to certain adjustments, and certain PHX stockholders will also exchange shares for $22 million of our common stock. We also could be obligated to pay up to an additional $19.1 million in cash pursuant to an earnout arrangement based on PHX in revenues in 2015. On January 28, 2015 we announced proposed concurrent public offerings of $80 million aggregate principal amount of convertible senior notes due 2020  and $50 million of shares of our common stock to finance the cash portion of the consideration payable under the Merger Agreement. On January 30, 2015, we announced our decision to withdraw the proposed public offerings of convertible senior notes and common stock. The Merger Agreement is currently terminable by either us or PHX without penalty, except that we are obligated to pay an expense termination fee of $750,000 in the event the merger is not completed due to our failure to complete the required financing of the consideration payable under the Merger Agreement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFORMANT FINANCIAL CORPORATION

By:	/s/ Lisa C. Im
Lisa C. Im
Chief Executive Officer
Date: March 12, 2015
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

Name	Title	Date

/s/ Lisa C. Im	Chief Executive Officer (Principal Executive Officer) and Board Chair	March 12, 2015
Lisa C. Im

/s/ Hakan L. Orvell	Chief Financial Officer (Principal Financial and Accounting Officer)	March 12, 2015
Hakan L. Orvell

/s/ Todd R. Ford	Director	March 12, 2015
Todd R. Ford

/s/ Brian P. Golson	Director	March 12, 2015
Brian P. Golson

/s/ Bradley F. Fluegel	Director	March 12, 2015
Bradley F. Fluegel

/s/ Bruce Hansen	Director	March 12, 2015
Bruce Hansen

/s/ William D. Hansen	Director	March 12, 2015
William D. Hansen

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2014, 2013 and 2012
Allowance for doubtful accounts (in thousands):

Description	Balance at Beginning of Period	Additions Charged against Revenue	Recoveries	Charge-offs	Balance at End of Period
2014	$32	—	—	—	$32
2013	$65	—	2	(35)	$32
2012	$77	—	2	(14)	$65
Estimated allowance and liability for appeals – RAC Contract (in thousands):

Description	Balance at Beginning of	Additions Charged against Revenue	Appeals found in Providers Favor	Balance at End of Period
2014	$16,443	8,624	(6,442)	$18,625	*
2013	$5,577	12,791	(1,925)	$16,443	*
2012	$934	8,589	(3,946)	$5,577	*

*	Includes $0, $1,160 and $1,199 related to the estimated allowance for appeals that apply to uncollected accounts receivable as of 2014, 2013 and 2012, respectively.

EXHIBIT INDEX

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated as of January 28, 2015, by and among Performant Financial Corporation, Project Phoenix Merger Sub, Inc., Premier Healthcare Exchange, Inc. and the other parties thereto (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed January 29, 2015)

3.1	Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1(b) to the Company's Registration Statement on Form S-1/A filed July 30, 2012)

3.2	Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.2(b) to the Company's Registration Statement on Form S-1/A filed July 23, 2012)

4.2
Amended and Restated Registration Rights Agreement, dated as of August 15, 2012, among the Registrant and the persons listed thereon (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1/A filed July 23, 2012)

10.1
Form of Indemnification Agreement between the Registrant and its officers and directors (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1/A filed July 30, 2012)

10.2	2004 Equity Incentive Plan and form of agreements thereunder (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 filed July 3, 2012)

10.3	2004 DCS Holdings Stock Option Plan and form of agreements thereunder (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 filed July 3, 2012)

10.4	2007 Stock Option Plan and form of agreements thereunder (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 filed July 23, 2012)

10.5
Recovery Audit Contractor contract by and between Diversified Collection Services, Inc. and Center for Medicare and Medicaid Services dated as of October 3, 2008, as amended (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1/A filed July 23, 2012)

10.6
Credit Agreement, dated as of March 19, 2012, by and among DCS Business Services, Inc., the Lenders party Hereto, Madison Capital Funding LLC, and ING Capital (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1/A filed July 23, 2012)

10.7	Form of Change of Control Agreement, as amended (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1/A filed July 30, 2012)

10.8
Employment Agreement between the Registrant and Lisa Im, dated as of April 15, 2012, as amended (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1/A filed July 23, 2012)

10.9
Employment Agreement between the Registrant and Jon D. Shaver dated as of March 31, 2003, as amended (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1/A filed July 23, 2012)

10.10	Repurchase Agreement between the Registrant and Lisa C. Im dated as of July 3, 2012 (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 filed July 3, 2012)

10.11
Repurchase Agreement between the Registrant and Jon D. Shaver dated as of July 3, 2012 (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 filed July 3, 2012)

10.12
Director Nomination Agreement between the Registrant and Parthenon DCS Holdings, LLC dated as of July 20, 2012 (incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-1/A filed July 23, 2012)

10.13
Advisory Services Agreement between Diversified Collection Services, Inc. and Parthenon Capital, LLC dated as of January 8, 2004, as amended (incorporated by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1/A filed July 23, 2012)

10.14
Termination of the Advisory Services Agreement between Diversified Collection Services, Inc. and Parthenon Capital, LLC dated as of January 8, 2004, as amended, dated as of April 13, 2012 (incorporated by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1/A filed July 23, 2012)

10.15	2012 Stock Incentive Plan*

Exhibit Number	Description

10.16	Amendment No. 1 to Credit Agreement Credit Agreement, dated as of March 19, 2012, by and among DCS Business Services, Inc., the Lenders party thereto, Madison Capital Funding LLC, and ING Capital*

10.17
Amendment No. 2 to Credit Agreement, dated as of November 4, 2014, by and among Performant Business Services, Inc., the Lenders thereto, and Madison Capital Funding LLC. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed November 10, 2014)

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

* Filed herewith