Form 10-K/A
period 2014-12-31
Performant Financial Corp
filed 2015-04-30
CIK 1550695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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
As of April 24, 2015, 49,365,581 shares of the registrant’s common stock were outstanding.
Documents Incorporated By Reference
None.

EXPLANATORY NOTE

Performant Financial Corporation (the “Company,” “we,” “us” as used herein, refers to Performant Financial Corporation and its subsidiaries, except as the context may otherwise require), is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2015 (the “Original Filing”). We are amending and refiling Part III to include information required by Items 10, 11, 12, 13 and 14 because our definitive proxy statement will not be filed within 120 days after December 31, 2014, the end of the fiscal year covered by our Annual Report on Form 10-K. Accordingly, reference to our proxy statement on the cover page has been deleted.
In addition, pursuant to the rules of the SEC, we have also included as exhibits currently dated certifications required under Section 302 of The Sarbanes-Oxley Act of 2002. We are amending and refiling Part IV solely to reflect the inclusion of those certifications. Because no financial statements are contained within this Amendment, and this Form 10-K/A does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including certifications pursuant to Section 906 of The Sarbanes-Oxley Act of 2002.
Except as described above, no other changes have been made to the Original Filing. Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing. The filing of this Annual Report on Form 10-K/A is not a representation that any statements contained in items of our Annual Report on Form 10-K other than Part III, Items 10 through 14, and Part IV are true or complete as of any date subsequent to the Original Filing.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
DIRECTORS
Our executive officers and directors, and their ages and positions as of April 30, 2015, are as set forth below:

Name	Age	Position
Lisa C. Im	50	Chief Executive Officer and Board Chair
Harold T. Leach, Jr.	57	Chief Operating Officer
Hakan L. Orvell	57	Chief Financial Officer
Todd R. Ford (1)(2)(3)	48	Director
Brian P. Golson	44	Director
Bruce E. Hansen (1)(3)	55	Director
William D. Hansen (1)(2)	55	Director
Bradley M. Fluegel (2)(3)	55	Director

(1)    Member of the audit committee.
(2)    Member of the compensation committee.
(3)    Member of the nominating and governance committee.
Board of Directors
Below is biographical information about our current directors:
Directors Continuing in Office until 2016 (Class I)
Todd R. Ford has served as a member of our board of directors since October 2011. Since December 2013, Mr. Ford has served as the chief financial officer of MobileIron Inc., a technology company. Mr. Ford also serves as the managing director of Broken Arrow Capital, a venture capital firm that he founded in July 2007. From June 2012 to July 2013, Mr. Ford served as the co-chief executive officer and chief operating officer of IntelliBatt, Inc. From December 2002 to May 2007, Mr. Ford held various leadership positions at Rackable Systems, Inc., a manufacturer of server and storage products for large-scale data center deployments that subsequently changed its name to Silicon Graphics International Corp., including service as president and chief financial officer. Mr. Ford received a Bachelor’s degree in Accounting from Santa Clara University. Mr. Ford’s executive experience with public companies, as well as his expertise in growing technology companies, provides valuable insight for the members of our board of directors.
Brian P. Golson has served as a member of our board of directors since January 2008. Mr. Golson is the managing partner of Parthenon Capital Partners and has been with Parthenon since 2002. Prior to Parthenon, Mr. Golson held leadership positions with Everdream and GE Capital. Mr. Golson received a Bachelor’s degree in Economics from the University of North Carolina, Chapel Hill and a Master of Business Administration from Harvard University. Mr. Golson’s strategic, financial and mergers and acquisition experience provides valuable insight for the members of our board of directors.
Director Continuing in Office until 2017 (Class II)

William D. Hansen has served as a member of our board of directors since December 2011. Since July 2013, Mr. Hansen has served as chief executive officer and president of USA Funds. From July 2011 through July 2013, Mr. Hansen served as the chief executive officer of Madison Education Group, LLC, an education-related consulting firm. From July 2009 to December 2010, he served as the president of Scantron Corporation, a provider of assessment and survey solutions. Mr. Hansen also served as the chairman of Scantron Corporation from September 2010 to July 2011. Mr. Hansen held various leadership positions at Chartwell Education Group, LLC, an education-related consulting firm, from July 2005 to July 2009, including chief executive officer and senior managing director. Mr. Hansen served as the Deputy Secretary at the United States Department of Education from May 2001 to July 2003. Mr. Hansen also serves on the board of directors of First Marblehead Corporation, a student loan company. Mr. Hansen received a Bachelor’s degree in Economics from George Mason University. Mr. Hansen’s extensive experience in the student loan market provides valuable insight for the members of our board of directors.
Directors Continuing in Office until 2015 (Class III)
Lisa C. Im, 50, has served as our Chief Executive Officer since April 2004 and as a member of our board of directors since January 2004. Ms. Im was elected by our board of directors to serve as the Chair of the board of directors following Jon D. Shaver’s resignation from that position in August 2014. From 2002 to 2004, she was Managing Director and Chief Financial Officer of our predecessor before it was acquired by Parthenon Capital Partners. Prior to that, Ms. Im was with Bestfoods Corporation, a food products manufacturer, from 1996 to 2002 where she gained broad experience including in general management as well as executive financial positions for various regions of Bestfoods Corporation. Ms. Im received a Bachelor of Business Administration in Marketing from Loma Linda University, and a Master of Business Administration in Finance from California State University, East Bay. Ms. Im’s experiences and perspectives as our Chief Executive Officer led to the conclusion that she should serve as a member of our board of directors.
Bradley M. Fluegel, 55, has served as a member of our board of directors since February 2014. Since October 2012, Mr. Fluegel has served as the Senior Vice President-Chief Strategy Officer for Walgreen Co. From April 2011 to September 2012, Mr. Fluegel served as executive in residence at Health Evolution Partners, a healthcare private equity firm. Prior to joining Health Evolution Partners, Mr. Fluegel served as executive vice president and chief strategy and external affairs officer of WellPoint, Inc. from September 2007 to December 2010. Prior to that, Mr. Fluegel served as senior vice president of national accounts and vice president, enterprise strategy at Aetna.  Mr. Fluegel received a master’s degree in public policy from Harvard University’s Kennedy School of Government and a bachelor of arts in business administration from the University of Washington. He also serves as a lecturer at the University of Pennsylvania’s Wharton School of Business.  Mr. Fluegel’s extensive experience with leading companies in the healthcare market provides valuable insight for the members of our board of directors.
Bruce E. Hansen, 55, has served as a member of our board of directors since April 2013. In March 2002, he co-founded ID Analytics and led the company as its Chair and Chief Executive Officer until its sale to LifeLock in March 2012. Prior to founding ID Analytics, he was President of HNC Software Inc., a provider of analytic software solutions for financial services, telecommunications and healthcare firms. Mr. Hansen has served as a director of Mitek Systems, Inc. since October 2012. He has served as Chair of the Board of Directors for the San Diego Software Industry Council for many years and is also a past member of the San Diego American Electronics Association Technology CEO Board. Mr. Hansen holds a BA in Economics from Harvard University and a Master of Business Administration in Finance from the University of Chicago. Mr. Hansen’s extensive experience in leading companies in the financial services, big data, and analytics markets provides valuable insight for the members of our board of directors.

Director Compensation
Our non-employee, independent directors receive an annual retainer of $30,000, prorated for partial service in any year and paid in cash. The non-employee, independent members of our audit committee, compensation committee and nominating and governance committee, other than the chairpersons of those committees, receive an additional annual retainer of $10,000, $6,000 and $5,000, respectively. The chairpersons of our audit committee, compensation committee and nominating and governance committee each receive an additional annual retainer of $20,000, $12,000 and $10,000, respectively.
Our non-employee, independent directors also receive an annual grant of restricted stock units valued at $75,000, vesting in full on the first anniversary of the grant date or upon a change of control and new directors are granted restricted stock units valued at $100,000 upon election to the board, vesting ratably over four years or upon a change of control. Our directors do not receive additional fees for attendance at a meeting of our board of directors or a committee of the board.
The table below summarizes the compensation paid by the Company to our non-employee independent directors for the fiscal year ended December 31, 2014. Mr. Golson and our former director Dr. Jon Shaver, did not receive compensation paid by the Company for service as a director in the fiscal year ended December 31, 2014.

Name	Fees Earned or Paid in Cash($)	Stock Awards($)(1)(2)		Option Awards	Total($)
Bruce E. Hansen	50,000	75,000		—	125,000
William D. Hansen	52,000	75,000		—	127,000
Todd R. Ford	61,000	75,000		—	136,000
Bradley M. Fluegel	37,583	175,000	(3)	—	212,583

(1)
The value of this stock award is based on the fair value of the award as of the grant date calculated in accordance with Accounting Standards Codification 718, Stock Compensation (ASC 718) for financial reporting purposes. See Note 10 of the Notes to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2014 for a discussion of our assumptions in determining the ASC 718 values of our stock awards.

(2)	Each of our non-employee, independent directors were awarded restricted stock units valued at $75,000 on May 6, 2014 (which equated to 8,700 stock units), vesting in full after one year.

(3)	Mr. Fluegel was awarded restricted stock units valued at $100,000 upon his election as a director on February 4, 2014 (which equated to 13,495 stock units), vesting ratably over four years.

Section 16(a) Beneficial Ownership Reporting Compliance
Under U.S. securities laws, directors, certain executive officers and any person holding more than 10% of our common stock must report their initial ownership of the common stock and any changes in that ownership to the SEC. The SEC has designated specific due dates for these reports and we must identify in this proxy statement those persons who did not file these reports when due. Based solely on our review of copies of the reports filed with the SEC and written representations of our directors and executive officers, we believe all persons subject to reporting filed the required reports on time in 2014.
Audit Committee and Nominating and Governance Committee
Audit committee. Our audit committee consists of Messrs. W. Hansen, B. Hansen and Ford. Mr. Ford serves as the chairperson of this committee. The audit committee met six times in 2014. Our board of directors has determined that Mr. Ford is an audit committee financial expert, as defined by the rules promulgated by the Securities and Exchange Commission, or the SEC. Our audit committee is composed entirely of independent directors.
In accordance with its charter, our audit committee provides assistance to the board of directors in fulfilling its legal and fiduciary obligations in matters involving our accounting, auditing, financial reporting, internal control and legal compliance functions. It engages our independent registered public accounting firm, approves the services performed by our independent registered public accounting firm and reviews their reports regarding our accounting practices. The audit committee also oversees the audit efforts of our independent registered public accounting firm and takes those actions as it deems necessary to satisfy itself that the independent registered public accounting firm is independent of management.
Nominating and governance committee. Our nominating and governance committee consists of Messrs. Ford, Fluegel and B. Hansen. Mr. B. Hansen serves as chairperson of this committee. The nominating and governance committee met four times in 2014. The nominating and governance committee is responsible for making recommendations to the board of directors regarding candidates for directorships and the size and composition of the board. In addition, the nominating and governance committee is responsible for overseeing our corporate governance guidelines and reporting and making recommendations to the board of directors concerning corporate governance matters. Our nominating and governance committee is composed entirely of independent directors.
Role of Our Board of Directors in Risk Oversight
One of the key functions of our board of directors is informed oversight of our risk management process. Our board of directors administers this oversight function directly through our board of directors as a whole, as well as through various standing committees of our board of directors that address risks inherent in their respective areas of oversight. In particular, our board of directors is responsible for oversight of our risk management process. The nominating and governance committee periodically evaluates our risk management process and system in light of the nature of the material risks we face. Our compensation committee assesses and monitors whether any of our compensation policies and programs are reasonably likely to have a material adverse effect on us. Our audit committee periodically assesses any major financial risk exposures and the steps management has taken to monitor and control such exposures. The audit committee also has the responsibility to oversee management’s assessment of major legal and regulatory risk exposures and management’s implementation of policies and procedures to address these risks. To the extent risk oversight is a focus of one or more committees of the board of directors, those committees report key findings periodically to the full board of directors.
Director Nomination Policy
There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors since those procedures were described in our proxy statement for our 2013 annual meeting of stockholders.
Our nominating and governance committee is responsible for identifying, evaluating, recruiting and recommending qualified candidates to our board of directors for nomination or election. Our board of directors nominates directors for election at each annual meeting of stockholders, and elects new directors to fill vacancies if they occur.
Our board of directors strives to find directors who are experienced and dedicated individuals with diverse backgrounds, perspectives and skills. Our governance guidelines contain membership criteria that call for candidates to be selected for their character, judgment, diversity of experience, business acumen and ability to act on behalf of all stockholders. In addition, we expect each director to be committed to enhancing stockholder value and to have sufficient time to effectively carry out his or her duties as a director.
Prior to our annual meeting of stockholders, our nominating and governance committee identifies director nominees first by evaluating the current directors whose terms will expire at the annual meeting and who are willing to continue in service. Subject to the Director Nomination Agreement described below, these candidates are evaluated based on the criteria described above, the candidate’s prior service as a director, and the needs of the board of directors for any particular talents and experience. If a director no longer wishes to continue in service, if the nominating and governance committee decides not to re-nominate a director, or if a vacancy is created on the board of directors because of a resignation or an increase in the size of the board of directors or other event, then the committee considers whether to recommend the nomination of a new director or to recommend a decrease in the size of the board of directors. If the decision is to nominate a new director, then the nominating and governance committee considers various candidates for membership on the board of directors, including those suggested by committee members, by other members of the board of directors, a director search firm engaged by the committee, or our stockholders. Prospective nominees are evaluated by the nominating and governance committee based on the membership criteria described above and set forth in our Governance Guidelines.
We are party to a Director Nomination Agreement with Parthenon Capital Partners that provides Parthenon Capital Partners the right to designate nominees for election to our board of directors for so long as Parthenon Capital Partners owns 10% or more of the total number of shares of our common stock outstanding. The number of nominees that Parthenon Capital Partners is entitled to designate under this agreement bears the same proportion to the total number of members of our board of directors as the number of shares of our common stock beneficially owned by Parthenon Capital Partners bears to the total number of shares of our common stock outstanding, rounded up to the nearest whole number. In addition, Parthenon Capital Partners is entitled to designate the replacement for any of its board designees whose board service terminates prior to the end of the director’s term regardless of Parthenon Capital Partners’ beneficial ownership at such time. Parthenon Capital Partners also has the right to have its designees participate on committees of our board of directors proportionate to its stock ownership, subject to compliance with applicable law and stock exchange rules. The Director Nomination Agreement will terminate at such time as Parthenon Capital Partners owns less than 10% of our outstanding common stock.
Each notice delivered by a stockholder who wishes to recommend a nominee to the board of directors for consideration by the nominating and governance committee generally must include the following information about the proposed nominee:

•	the name, age, business address and residence address of the proposed nominee;

•	the principal occupation of the proposed nominee;

•	the number of shares of our capital stock beneficially owned by the proposed nominee;

•	a description of all compensation and other relationships during the past three years between the stockholder and the proposed nominee;

•	any other information relating to the proposed nominee required to be disclosed pursuant to Section 14 of the Securities Exchange Act of 1934, as amended, the Exchange Act; and

•	the proposed nominee’s written consent to serve as a director if elected.
The nominating and governance committee may require any proposed nominee recommended by a stockholder to furnish such other information as the nominating and governance committee may reasonably require, including, among other things, information to determine the eligibility of such person to serve as an independent director or that could be material to a stockholder’s understanding of the independence, or lack thereof, of such person.
Corporate Governance Guidelines; Code of Business Conduct and Ethics
We have established a corporate governance program to help guide our Company and our employees, officers and directors in carrying out their responsibilities and duties, as well as to set standards for their professional conduct. Our board of directors has adopted Corporate Governance Guidelines, or Governance Guidelines, which provide standards and practices of corporate governance that we have designed to help contribute to our success and to assure public confidence in our Company. In addition, all standing committees of our board of directors operate under charters that describe the responsibilities and practices of each committee. The charters of our standing committees are available on the Investor Relations page of our corporate website at investors.performantcorp.com under the Corporate Governance tab.

We have adopted a Conflict of Interest and Ethics Policy, or Ethics Policy, which provides ethical standards and corporate policies that apply to all of our officers and employees. Our Ethics Policy requires, among other things, that our officers and employees act with integrity and the highest ethical standards, comply with laws and other legal requirements, avoid conflicts of interest, and otherwise act in our best interests. We have also adopted a Code of Ethics for Senior Financial Officers and Directors that applies to senior management and directors and provides for accurate, full, fair and timely financial reporting and the reporting of information related to significant deficiencies in internal controls, fraud and legal compliance.

ITEM 11.    EXECUTIVE COMPENSATION
Executive Compensation
Compensation Philosophy and Objectives
Our compensation philosophy is to align executive compensation with the interests of our stockholders and therefore to establish financial objectives that our board of directors believes are primary determinants of long-term stockholder value. The primary goal of our executive compensation program is to ensure that we hire and retain talented and experienced executives who are motivated to achieve or exceed our short-term and long-term corporate goals. Our executive compensation programs are designed to reinforce a strong pay-for-performance orientation and to serve the following purposes:

•	to reward our named executive officers for sustained financial and operating performance and leadership excellence;

•	to align their interests with those of our stockholders; and

•	to encourage our named executive officers to remain with us for the long-term.
Compensation Determination Process
All compensation decisions for our executive officers are made by the independent members of our board of directors, generally following the recommendation of our compensation committee. Typically, our Chief Executive Officer makes recommendations to our compensation committee regarding compensation for our executive officers, provided, however, that our Chief Executive Officer makes no recommendations as to her own compensation. Our compensation committee’s recommendations are based on its assessment of the performance of our Company and each individual executive officer, as well as other factors, such as prevailing industry trends. In making recommendations on salaries, annual incentives and equity compensation in 2014, our compensation committee retained the services of compensation consultant Compensia, Inc. to assist in designing our executive compensation program and in identifying market benchmarks for purposes of evaluating the reasonableness and competitiveness of such program.
Compensation committee. Our compensation committee consists of Messrs. Ford, W. Hansen and Fluegel. Mr. W. Hansen serves as chairperson of this committee. Our compensation committee met four times in 2014. Our compensation committee reviews and makes recommendations for approval by our board of directors regarding our general compensation policies and the compensation provided to our directors and executive officers. The compensation committee also reviews and makes recommendations for approval by our board of directors regarding bonuses for our officers and other employees. In addition, the compensation committee reviews and makes recommendations for approval by our board of directors regarding equity-based compensation for our directors and executive officers, approves equity based compensation for other employees and administers our stock option plans and employee stock purchase plan. Our compensation committee is composed entirely of independent directors.
Compensation Committee Interlocks and Insider Participation
No interlocking relationship exists between our board of directors or compensation committee and the board of directors or compensation committee of any other entity, nor has any interlocking relationship existed in the past.
Elements of Compensation
The primary components of compensation for our Chief Executive Officer and our two other most highly compensated executive officers in fiscal year 2014, whom we refer to as the named executive officers, were base salary, annual incentive compensation and equity-based compensation.

Base Salary
We pay our named executive officers a base salary based on the experience, skills, knowledge and responsibilities required of each officer, as well as base salaries of executive officers at companies we view as competitors. We believe base salaries are an important element in our overall compensation program because base salaries provide a fixed element of compensation that reflects job responsibilities and value to us.
Annual Incentive Plan
To date, our board of directors has not adopted a formal plan or set of formal guidelines with respect to annual incentive or bonus payments, and has rather relied on an annual assessment of the performance of our executives during the preceding year to make annual incentive and bonus determinations.
Long-Term Equity Compensation
We provide our named executive officers with long-term equity compensation through our 2012 Stock Incentive Plan. We believe that providing our named executive officers with an equity interest brings their interests in line with those of our stockholders and that including a vesting component to those equity interests encourages named executive officers to remain with us for the long-term. Long-term incentive awards are made under our 2012 Stock Incentive Plan, under which we are authorized to issue stock options, restricted stock or other equity-based awards denominated in shares of our common stock. The plan is administered by the compensation committee, and the compensation committee recommends grants for our executive officers for approval by our board of directors, and is authorized to make awards or delegate the authority to make awards to employees other than the executive officers. The committee also sets the standard terms for awards under the plan each year.
On March 17, 2015, the compensation committee recommended, and our board of directors later approved, the award of performance-based restricted stock units to certain of our executive officers. The award covers 150,000 shares and is intended to tie our executives’ compensation to the performance of the Company while also reducing the dilutive effect of equity awards to our stockholders. The compensation committee believes that having a portion of our executives’ long-term incentive compensation in the form of full-value shares is best correlated with performance by including a performance vesting condition on the awards. Each performance share award made in March 2015 will vest over a three year period based on our attainment of pre-established performance goals for the year ending December 31, 2015 and the executives’ continued service with our Company during the performance period. The performance awards remain subject to shareholder approval as described in “Proposal 3 Approval of our Amended and Restated 2012 Stock Incentive Plan.”
Other Supplemental Benefits
Our named executive officers are eligible for the following benefits on a similar basis as other eligible employees:

•	health, dental and vision insurance;

•	vacation, personal holidays and sick days;

•	life insurance and supplemental life insurance;

•	short-term and long-term disability; and

•	401(k) plan.

Summary Compensation Table
The following table presents information concerning the total compensation of our named executive officers for services rendered to us in all capacities for the fiscal years ended December 31, 2014 and December 31, 2013:

Name and Principal Position	Year	Salary($)	Bonus($)	Stock Awards($)(1)	All other Compensation($)		Total($)
Lisa C. Im	2014	403,082	—	—	24,001	(2)	427,083
Chief Executive Officer and Chair of the Board of Directors	2013	403,082	451,855	—	21,173	(3)	876,110

Harold T. Leach, Jr.	2014	352,694	—	490,780	25,078	(4)	868,552
Chief Operating Officer	2013	352,694	270,516	—	21,961	(5)	645,171

Hakan L. Orvell	2014	320,008	—	476,890	4,865	(6)	801,763
Chief Financial Officer	2013	285,153	207,779	—	4,659	(6)	497,591

(1)
The value of the equity awards is based on the fair value of the award as of the grant date calculated in accordance with ASC 718, excluding any estimate of future forfeitures. Our assumptions with respect to the calculation of these values are set forth under Item 8 “Stock-based Compensation” in the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for fiscal year ended December 31, 2014. Regardless of the value on the grant date, the actual value that may be recognized by the executive officers will depend on the market value of our common stock on a date in the future when a stock award vests or a stock option is exercised.

(2)	Includes payments for vehicle allowance ($19,500) and life insurance benefits ($4,501).

(3)	Includes payments for vehicle allowance ($16,500) and life insurance benefits ($4,673).

(4)	Includes payments for vehicle allowance ($22,100) and life insurance benefits ($2,978).

(5)	Includes payments for vehicle allowance ($18,700) and life insurance benefits ($3,261).

(6)	Payments for life insurance benefits.

Outstanding Equity Awards at Fiscal Year-End
The following table presents information on all outstanding equity awards held by our named executive officers as of December 31, 2014:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options(#)			Option Exercise Price ($/share)	Expiration Date of Options	Number of Shares or Units of Stock that have not Vested(#)		Market Value of Shares or Units of Stock that have not Vested($)(1)
	Exercisable		Unexercisable
Lisa C. Im	131,250		—	0.50	1/24/2018	—		—
	71,000		—	0.50	1/26/2018	—		—
	200,000		—	1.18	9/15/2019	—		—
	384,857	(2)	439,830	10.60	8/10/2022	—		—
	21,000	(2)	39,000	13.55	3/7/2023	—		—
Harold T. Leach, Jr.	80,767		—	0.50	10/18/2017	53,000	(3)	352,450
	200,000		—	1.18	9/15/2019	—		—
	128,291	(2)	146,605	10.60	8/10/2022	—		—
	10,500	(2)	19,500	13.55	3/7/2023	—		—
Hakan L. Orvell	103,197		—	0.50	1/18/2018	51,500	(3)	342,475
	64,146	(2)	73,302	10.60	8/10/2022	—		—

(1)	The market value is based on $6.65 per share market price of our common stock on December 31, 2014.

(2)
The option award vests as to 1/5th of the total number of shares subject to the option 12 months after the vesting commencement date, and the remaining shares vest at a rate of 1/60th of the total number of shares subject to the option each month thereafter.

(3)	The restricted stock award vests in four equal annual installments beginning August 13, 2015.
Employment and Change in Control Agreements
The section below describes the employment agreements that we have entered into with our Chief Executive Officer and Chair of our board of directors, as well as the form of employment agreement that each of our other executive officers entered into.
Chief Executive Officer
We entered into an employment agreement with Lisa C. Im, our Chief Executive Officer and Chair of the board of directors, on April 2, 2002, and this agreement has been subsequently amended. As amended, the agreement grants Ms. Im a salary of $33,334 per month, an automobile allowance of $1,500 per month and a Company-paid life insurance policy with a $1 million death benefit. This agreement also contains confidential information and invention assignment provisions.
Other Named Executive Officers

Each of our named executive officers, other than Ms. Im, has entered into our standard employment agreement. Our standard employment agreement provides for the named executive officer’s initial salary at the time of the agreement and grants the named executive officer the right to participate in our standard benefit plans. This agreement also contains confidential information and invention assignment provisions and does not provide for severance.
Potential Payments Upon Change of Control
We have also entered into a change of control agreement with Ms. Im. This agreement, as amended, provides that upon a triggering termination which follows a change in control by no more than two years, Ms. Im is entitled to receive a payment equal to her highest annual salary in effect during any period of 12 consecutive months within the 60 months immediately preceding the date of the triggering termination plus her highest annual bonus awarded in any of the three calendar years immediately preceding the year of the triggering termination. As of December 31, 2014, this amount would be equal to $854,937 for Ms. Im.
For purposes of Ms. Im’s change of control agreement:

•
A Change in control occurs (i) if any person or group becomes the beneficial owner of 50% of the Company’s voting securities, (ii) if certain changes of the individuals who constitute the board of directors occur during any period of two consecutive years, (iii) upon consummation of a reorganization, merger or consolidation unless certain conditions are met, or (iv) upon stockholder approval of a complete liquidation of the Company.

•
Triggering termination is defined as Ms. Im’s termination for any reason other than (i) her death, (ii) her disability that entitles her to receive long-term disability benefits from the Company, (iii) her retirement on or after the age of 65, (iv) her termination for cause, or (v) her resignation of employment for good reason.

•
Cause is defined as (i) the criminal conviction for embezzlement from the Company, (ii) the violation of a felony committed in connection with employment, (iii) the willful refusal to perform the reasonable duties of her position with the Company, (iv) the willful violation of the policies of the Company which is determined in good faith by the board of directors to be materially injurious to the employees, directors, property, or financial condition of the Company, or (v) the willful violation of the provisions of a confidentiality or non-competition agreement with the Company.

•
Good reason is defined as (i) a reduction in Ms. Im’s salary that was in effect immediately prior to a change of control, (ii) the relocation of the Company’s office that would add 35 miles or more to Ms. Im’s commute, or (iii) if the Company reduces certain benefits or vacation days that Ms. Im received prior to the change of control.

Retirement Plans
Except as described below, we currently have no plans that provide for the payment of retirement benefits, or benefits that will be paid primarily following retirement, including but not limited to tax-qualified defined benefit plans, supplemental executive retirement plans, tax-qualified defined contribution plans and nonqualified defined contribution plans.
We do maintain a 401(k) plan that is tax-qualified for our employees, including executive officers. We do not offer employer matching or other employer contributions to the 401(k) plan.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information as of April 24, 2015 about the number of shares of Common Stock beneficially owned by:

•	each person or group of persons known to us to be the beneficial owner of more than 5% of our Common Stock;

•	each of our executive officers named under “Executive Compensation—Summary Compensation Table”;

•	each of our directors; and

•	all of our directors and executive officers as a group.
Unless otherwise noted below, the address of each beneficial owner listed in the table is: c/o Performant Financial Corporation, 333 North Canyons Parkway, Livermore, California 94551.
We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common stock that they beneficially own, subject to applicable community property laws.
The percentage of Common Stock beneficially owned is based on 49,365,581 shares outstanding as of April 24, 2015. For purposes of calculating each person’s or group’s percentage ownership, shares of common stock issuable pursuant to the terms of stock options or restricted stock units exercisable or vesting within 60 days after April 24, 2015 are included as outstanding and beneficially owned for that person or group, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person or group.

Name of Beneficial Owner	Shares Beneficially Owned
	Number (1)	Percentage
5% Stockholders:
Parthenon DCS Holdings, LLC (2)	13,500,878	27.3%
Invesco Ltd. (3)	9,823,499	19.9%
RS Investment Management Co. LLC (4)	6,359,301	12.9%
Executive Officers and Directors:
Lisa C. Im (5)	2,302,211	4.7%
Harold T. Leach, Jr. (6)	450,050	*
Hakan L. Orvell (7)	181,089	*
Bradley M. Fluegel (8)	12,074	*
Todd R. Ford (9)	63,506	*
Brian P. Golson (2)	13,500,878	27.3%
Bruce E. Hansen (10)	37,108	*
William D. Hansen (11)	51,422	*
All Executive Officers and Directors as a group (8 persons)(12)	16,598,338	33.6%

(1)
Unless otherwise indicated, includes shares owned by a spouse, minor children and relatives sharing the same home, as well as entities owned or controlled by the named person. Unless otherwise noted, shares are owned of record and beneficially by the named person.

(2)
The reported shares are owned of record by Parthenon DCS Holdings, LLC (“DCS Holdings”). Parthenon Investors II, L.P., as the manager of DCS Holdings; PCAP Partners II, LLC, as the general partner of Parthenon Investors II, L.P.; PCAP II, LLC, as the managing member of PCAP Partners II, LLC; PCP Managers, LLC, as the managing member of PCAP II, LLC; and Mr. Golson, William Kessinger and David Ament, as managing members of PCP Managers, LLC, may be deemed to beneficially own the securities owned of record by DCS Holdings. Mr. Golson is a Managing Director of Parthenon Capital Partners, an affiliate of PCAP Partners II, LLC. Each of the foregoing persons disclaims beneficial ownership of the reported securities except to the extent of their pecuniary interest therein. The address for the foregoing persons is c/o Parthenon Capital Partners, Four Embarcadero Center, Suite 3610, San Francisco, California 94111.

(3)
Based on a Schedule 13G/A filed with the SEC on January 12, 2015 by Invesco Ltd. (“Invesco”), an investment adviser which is deemed to be the beneficial owner of 9,823,499 shares. Invesco has sole voting and dispositive power over all shares beneficially owned by it. The principal business address of Invesco is 1555 Peachtree Street NE; Atlanta, GA 30309.

(4)
Based on a Schedule 13G/A filed with the SEC on February 12, 2015 by RS Investment Management Co. LLC (“RS”), an investment adviser which is deemed to be the beneficial owner of 6,359,301 shares. RS has sole voting power as to 5,670,200 shares and sole dispositive power as to all 6,359,301 shares. The principal business address of RS is One Bush Street, Suite 900, San Francisco, CA 94014.

(5)	Includes 896,517shares subject to options exercisable within 60 days of April 24, 2015.

(6)	Includes 450,050 shares subject to options exercisable within 60 days of April 24, 2015.

(7)	Includes 181,089 shares subject to options exercisable within 60 days of April 24, 2015.

(8)	Includes 8,700 RSUs scheduled to vest within 60 days of April 24, 2015.

(9)	Includes 44,806 shares subject to options exercisable within 60 days of April 24, 2015 and 8,700 shares underlying RSUs scheduled to vest within 60 days of April 24, 2015.

(10)	Includes 27,092 shares subject to options exercisable within 60 days of April 24, 2015 and 8,700 shares underlying RSUs scheduled to vest within 60 days of April 24, 2015.

(11)	Includes 47,722 shares subject to options exercisable within 60 days of April 24, 2015 and 8,700 shares underlying RSUs scheduled to vest within 60 days of April 24, 2015.

(12)
Includes 1,642,336 shares subject to options exercisable within 60 days of April 24, 2015 and 34,800 shares underlying RSUs scheduled to vest within 60 days of April 24, 2015. Also includes 13,500,878 shares held by DCS Holdings.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding certain of our directors is incorporated by reference from Item 10 of this Form 10-K/A.
Related Party Transaction Policy
We have a formal written policy that our executive officers, directors, holders of more than 5% of any class of our voting securities, and any member of the immediate family of and any entity affiliated with any of the foregoing persons, are not permitted to enter into a related party transaction with us without the prior consent of our audit committee, or other independent members of our board of directors in the event it is inappropriate for our audit committee to review such transaction due to a conflict of interest. Any request for us to enter into a transaction with an executive officer, director, principal stockholder, or any of their immediate family members or affiliates, in which the amount involved exceeds $120,000 must first be presented to our audit committee for review, consideration and approval. In approving or rejecting any such proposal, our audit committee is required to conduct a review of all relevant facts reasonably available to our audit committee, including, but not limited to, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third-party under the same or similar circumstances and the extent of the related party’s interest in the transaction. All of the transactions described below were entered into prior to the adoption of such policy in connection with our initial public offering in August 2012.
Arrangements with Our Investors
On January 8, 2004, in connection with the consummation of our acquisition by investment funds controlled by Parthenon Capital Partners and certain other stockholders, or the Acquisition, we entered into an investment agreement, a stockholders agreement, an advisory services agreement and a registration agreement. The investment agreement, stockholders agreement and advisory services agreement were terminated upon the closing of our initial public offering in August 2012.
Registration Agreement
In connection with the Acquisition, we entered into a registration agreement with Parthenon Capital Partners and certain other stockholders. This agreement was amended, effective upon the closing of our initial public offering in August 2012. The registration agreement, as amended, provides the stockholders party thereto with certain demand registration rights in respect of the shares of our common stock held by them. In addition, following the closing of our initial public offering in August 2012, if we register additional shares of common stock for sale to the public, we are required to give notice of such registration to the stockholders who are party to the registration agreement of our intention to effect such a registration, and, subject to certain limitations, such holders will have piggyback registration rights providing them with the right to require us to include shares of common stock held by them in such registration. We will be required to bear the registration expenses, other than underwriting discounts and commissions and transfer taxes, associated with any registration of shares by the stockholders described above. The registration rights agreement includes lock up obligations that restrict the sale of securities during the initial 180 day period, or in certain circumstances 90 day period, following the effective date of any demand registration or piggyback registration effected pursuant to the terms of the registration agreement. We are also restricted from engaging in any public sale of equity securities during the initial 180 day period, or in certain circumstances 90 day period, following the effective date of any demand registration or piggyback registration effected pursuant to the terms of the registration agreement. The registration agreement includes customary indemnification provisions in favor of the stockholders who are parties thereto and any person who is or might be deemed a controlling person of the stockholders within the meaning of the Securities Act and related parties against liabilities under the Securities Act incurred in connection with the registration of any of our securities. These provisions provide indemnification against certain liabilities arising under the Securities Act and certain liabilities resulting from violations of other applicable laws in connection with any filing or other disclosure made by us under the securities laws relating to any such registrations. We have agreed to reimburse such persons for any legal or other expenses incurred in connection with investigating or defending any such liability, action or proceeding, except that we will not be required to indemnify any such person or reimburse related legal or other expenses if such loss or expense arises out of or is based on any untrue statement or omission made in reliance upon and in conformity with written information provided by such person.
Director Nomination Agreement
In July 2012, we entered into a Director Nomination Agreement with Parthenon Capital Partners that provides Parthenon Capital Partners the right to designate nominees for election to our board of directors for so long as Parthenon Capital Partners owns 10% or more of the total number of shares of common stock outstanding. The material provisions of the Director Nomination Agreement are incorporated by reference from Item 10 of this form 10-K/A.
Indemnification Agreements
We have entered into indemnification agreements with each of our directors and executive officers. The indemnification agreements and our amended and restated bylaws require us to indemnify these individuals to the fullest extent permitted by Delaware law, subject to certain exceptions.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES
Fees Paid to Independent Registered Public Accounting Firm
The audit committee’s policy is to evaluate and determine that the services provided by KPMG in each year are compatible with the auditor’s independence. The following table shows fees billed for each of 2014 and 2013 for professional services rendered by KPMG for the audit of our financial statements and other services.

Year	Audit Fees(1)	Audit-Related Fees	Tax Fees	All Other Fees
2014	$619,900	$ —	$ —	$ —
2013	$604,250	$ —	$ —	$ —

(1)
Audit fees are fees for the audit of the Company’s annual financial statements. Audit fees also include fees for the review of financial statements included in the Company’s quarterly reports on Form 10-Q, for services that are normally provided in connection with statutory and regulatory filings or engagements, and in connection with public equity offerings.

Audit Committee Pre-Approval Procedures
With respect to independent auditor services and fees, it is our practice to provide pre-approval of audit, audit-related, tax and other specified services on an annual basis. Unless a type of service to be provided by the independent registered public accounting firm has received general pre-approval, we seek specific pre-approval by the audit committee. Other specified services provided to the Company by KPMG are generally reapproved only when the fees charged for the provision of such services is expected to be different than the prior year or normal fees. Proposed services anticipated to exceed pre-approved cost levels are discussed with the audit committee. It is our practice that the audit committee Chair has pre-approval authority with respect to permitted services. The Chair of the audit committee reports any pre-approval decisions to our audit committee at its next scheduled meeting.

PART IV
ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements
Financial Statements. Not applicable.
Financial Statement Schedules. Not applicable.
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

10.15	2012 Stock Incentive Plan†

10.16	Amendment No. 1 to Credit Agreement Credit Agreement, dated as of March 19, 2012, by and among DCS Business Services, Inc., the Lenders party thereto, Madison Capital Funding LLC, and ING Capital†

10.17
Amendment No. 2 to Credit Agreement, dated as of November 4, 2014, by and among Performant Business Services, Inc., the Lenders thereto, and Madison Capital Funding LLC. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed November 10, 2014)

21	List of Subsidiaries††

23	Consent of KPMG LLP, Independent Registered Public Accounting Firm††

24	Powers of Attorney (included in the signature page to this report) ††

31.1	Rule 13a-14(a)/15d-14(a) Certification, executed by Lisa C. Im*

31.2	Rule 13a-14(a)/15d-14(a) Certification, executed by Hakan L. Orvell*

32.1	Furnished Statement of the Chief Executive Officer under 18 U.S.C. Section 1350††

32.2	Furnished Statement of the Chief Financial Officer under 18 U.S.C. Section 1350††

101.INS	XBRL Instance Document††

101.SCH	XBRL Taxonomy Extension Scheme††

101.CAL	XBRL Taxonomy Extension Calculation Linkbase††

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document††

101.LAB	XBRL Taxonomy Extension Label Linkbase††

101.PRE	XBRL Taxonomy Extension Presentation Linkbase††

*	Filed herewith.
†	Previously filed with our Annual Report on Form 10-K filed with the SEC on March 12, 2015.
††	Previously furnished with our Annual Report on Form 10-K filed with the SEC on March 12, 2015.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFORMANT FINANCIAL CORPORATION

By:	/s/ Lisa C. Im
Lisa C. Im
Chief Executive Officer
Date: April 30, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lisa C. Im	Chief Executive Officer (Principal Executive Officer) and Board Chair	April 30, 2015
Lisa C. Im

/s/ Hakan L. Orvell	Chief Financial Officer (Principal Financial and Accounting Officer)	April 30, 2015
Hakan L. Orvell

/s/ Todd R. Ford*	Director	April 30, 2015
Todd R. Ford

/s/ Brian P. Golson*	Director	April 30, 2015
Brian P. Golson

/s/ Bradley F. Fluegel*	Director	April 30, 2015
Bradley F. Fluegel

/s/ Bruce Hansen*	Director	April 30, 2015
Bruce Hansen

/s/ William D. Hansen*	Director	April 30, 2015
William D. Hansen
*     Pursuant to power of attorney.

By:	/s/ Lisa C. Im
Lisa C. Im
Chief Executive Officer and Board Chair
(Principal Executive Officer)