Form 10-Q
period 2015-03-31
Performant Financial Corp
filed 2015-05-08
CIK 1550695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
The number of shares of Common Stock outstanding as of May 7, 2015 was 49,367,581.

PERFORMANT FINANCIAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2015
INDEX

i

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except per share amounts)

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$77,315	$80,298
Trade accounts receivable, net of allowance for doubtful accounts of $33 and $32, respectively	14,609	15,047
Deferred income taxes	7,418	7,605
Prepaid expenses and other current assets	12,639	12,559
Income tax receivable	6,725	4,394
Debt issuance costs, current portion	1,143	986
Total current assets	119,849	120,889
Property, equipment, and leasehold improvements, net	27,070	27,647
Identifiable intangible assets, net	27,913	29,093
Goodwill	82,522	82,522
Debt issuance costs, net	1,840	2,456
Other assets	220	222
Total assets	$259,414	$262,829
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of notes payable	$16,793	$9,820
Accrued salaries and benefits	6,453	5,380
Accounts payable	1,165	1,370
Other current liabilities	7,014	8,452
Estimated liability for appeals	18,675	18,625
Net payable to client	14,847	12,110
Total current liabilities	64,947	55,757
Notes payable, net of current portion	92,547	101,975
Deferred income taxes	11,409	11,666
Other liabilities	2,762	2,259
Total liabilities	171,665	171,657
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized, 500,000 shares at March 31, 2015 and December 31, 2014; issued and outstanding 49,366 and 49,350 shares at March 31, 2015 and December 31, 2014, respectively	5	5
Additional paid-in capital	58,308	57,329
Retained earnings	29,436	33,838
Total stockholders’ equity	87,749	91,172
Total liabilities and stockholders’ equity	$259,414	$262,829
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues	$38,559	$58,624
Operating expenses:
Salaries and benefits	23,724	24,787
Other operating expenses	19,195	20,265
Total operating expenses	42,919	45,052
Income (loss) from operations	(4,360)	13,572
Interest expense	(2,385)	(2,704)
Income (loss) before provision for (benefit from) income taxes	(6,745)	10,868
Provision for (benefit from) income taxes	(2,343)	4,523
Net income (loss)	$(4,402)	$6,345
Net income (loss) per share
Basic	$(0.09)	$0.13
Diluted	$(0.09)	$0.13
Weighted average shares
Basic	49,357	48,427
Diluted	49,357	49,639
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity
For the Three Months Ended March 31, 2015
(In thousands)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2014	49,350	$5	$57,329	$33,838	$91,172
Exercise of stock options	16	—	22	—	22
Stock-based compensation expense	—	—	1,003	—	1,003
Income tax benefit from employee stock options	—	—	(46)	—	(46)
Net loss	—	—	—	(4,402)	(4,402)
Balance at March 31, 2015	49,366	$5	$58,308	$29,436	$87,749
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(4,402)	$6,345
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on disposal of asset	—	21
Depreciation and amortization	3,542	2,933
Deferred income taxes	(70)	(1,311)
Stock-based compensation	1,003	891
Interest expense from debt issuance costs and amortization of discount note payable	354	297
Changes in operating assets and liabilities:
Trade accounts receivable	438	2,662
Prepaid expenses and other current assets	(80)	432
Income tax receivable	(2,331)	—
Other assets	135	20
Accrued salaries and benefits	1,073	(3,947)
Accounts payable	(205)	(883)
Other current liabilities	(1,444)	(958)
Income taxes payable	—	5,389
Estimated liability for appeals	50	2,400
Net payable to client	2,737	—
Other liabilities	723	(16)
Net cash provided by operating activities	1,523	14,275
Cash flows from investing activities:
Purchase of property, equipment, and leasehold improvements	(1,777)	(2,752)
Net cash used in investing activities	(1,777)	(2,752)
Cash flows from financing activities:
Repayment of notes payable	(2,455)	(2,691)
Proceeds from exercise of stock options	22	45
Income tax benefit from employee stock options	(46)	207
Payment of purchase obligation	(250)	(250)
Net cash used in financing activities	(2,729)	(2,689)
Net increase (decrease) in cash and cash equivalents	(2,983)	8,834
Cash and cash equivalents at beginning of period	80,298	81,909
Cash and cash equivalents at end of period	$77,315	$90,743
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$101	$230
Cash paid for interest	$2,031	$2,401

See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)

1. Organization and Description of Business

(a)	Basis of Presentation and Organization
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary (consisting only of normal recurring adjustments) for a fair presentation of our and our subsidiaries’ financial position at March 31, 2015, the results of our operations for the three months ended March 31, 2015 and 2014 and cash flows for the three months ended March 31, 2015 and 2014. Interim financial statements are prepared on a basis consistent with our annual consolidated financial statements. The interim financial statements included herein should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the years ended December 31, 2014, 2013 and 2012.
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

(b)	Revenues, Accounts Receivable, and Estimated Liability for Appeals
Revenue is recognized upon the collection of defaulted loan and debt payments. Loan rehabilitation revenue is recognized when the rehabilitated loans are sold (funded) by clients. Incentive revenue is recognized upon receipt of official notification of incentive award from customers. Under the Company’s Medicare Recovery Audit Contractor, or RAC, contract with Centers for Medicare and Medicaid Services, or CMS, the Company recognizes revenues when the healthcare provider has paid CMS for a given claim or or has agreed to an offset against other claims by the provider. Providers have the right to appeal a claim and may pursue additional appeals if the initial appeal is found in favor of CMS. The Company accrues an estimated liability for appeals at the time revenue is recognized based on the Company's estimate of the amount of revenue probable of being refunded to CMS following successful appeal. In addition, if the Company's estimate of the liability for appeals with respect to revenues recognized during a prior period changes, the Company increases or decreases current period accruals based on such change in estimated liability. At March 31, 2015 a total of $18.7 million was presented as an allowance against revenue, representing the Company’s estimate of claims that may be overturned. Of this amount, $0.0 million was related to amounts in accounts receivable and $18.7 million was related to commissions which had already been received. The zero allowance against accounts receivable at March 31, 2015 is due to the fact that the receivable from CMS is netted against an offsetting payable for overturned audits, and at March 31, 2015, the amount of the payable exceeded the amount of the receivable as discussed in note 1(c).  The total accrued liability for appeals of $18.7 million has been presented in the caption estimated liability for appeals at March 31, 2015.  At December 31, 2014, the total appeals-related liability was $18.6 million. The $18.7 million balance at

March 31, 2015 and the $18.6 million balance at December 31, 2014, represents the Company’s best estimate of the probable amount of losses related to appeals of claims for which commissions were previously collected. In addition to the $18.7 million amount accrued at March 31, 2015, the Company estimates that it is reasonably possible that it could be required to pay an additional amount up to approximately $5.4 million as a result of potentially successful appeals. To the extent that required payments by the Company exceed the amount accrued, revenues in the applicable period would be reduced by the amount of the excess.

(c) Net Payable to Client
The Company nets outstanding accounts receivable invoices from an audit & recovery contract against payables for overturned audits. The overturned audits are netted against current fees due on the invoice to the client when they are processed by the client’s system. The “Net payable to client” balance of $14.8 million represents the excess of payables of $16.2 million for overturned audits offset by outstanding accounts receivable of $1.4 million at March 31, 2015. At December 31, 2014, the net of the "Net payable to client" balance of $12.1 million was comprised of payables of $14.2 million for overturned audits offset by outstanding receivables of $2.1 million. The Company expects that the net payable-to-client balance will be paid to the client within the next twelve months.

(d) Prepaid Expenses and Other Current Assets
At March 31, 2015, Prepaid expenses and other current assets includes $5.7 million of amounts estimated to become due from subcontractors. The Company employs subcontractors to audit claims as part of an audit & recovery contract, and to the extent that audits by these subcontractors are overturned on appeal, the fees associated with such claims are contractually refundable to the Company. At March 31, 2015, the receivable associated with estimated future overturns of subcontractor audits was $5.7 million. In addition, at March 31, 2015, Prepaid expenses and other current assets includes a net receivable of $3.1 million for subcontractor fees for already overturned audits refundable to the Company once the Company refunds its fees to the client as prime contractor. By comparison, at December 31, 2014, Prepaid expenses and other current assets included $5.6 million of estimated future overturns of subcontractor audits, as well as a net receivable of $3.0 million for subcontractor fees for already overturned audits refundable to the Company once the Company refunds its fees to the client as prime contractor.

(e) Impairment of Long-Lived Assets
Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. For the three months ended March 31, 2015, an impairment expense of $0.2 million was recognized to account for the loss of a client and it has been included in other operating expenses in the consolidated statements of operations.

(f)	Recent Accounting Pronouncements
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
In addition, an entity should disclose sufficient qualitative and quantitative information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. This amendment is to be either retrospectively adopted to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. In April 2015, the FASB proposed to defer the effective date by one year, to annual reporting periods beginning on or after December 15, 2017, including interim periods within that reporting period. The FASB also voted to permit early adoption of the guidance but no earlier than the original effective date. We are currently evaluating the impact of the adoption of this guidance to our consolidated financial statements.
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

2. Property, Equipment, and Leasehold Improvements
Property, equipment, and leasehold improvements consist of the following at March 31, 2015 and December 31, 2014 (in thousands):

	March 31, 2015	December 31, 2014
Land	$1,767	$1,767
Building and leasehold improvements	5,976	5,966
Furniture and equipment	5,205	5,193
Computer hardware and software	61,984	60,229
	74,932	73,155
Less accumulated depreciation and amortization	(47,862)	(45,508)
Property, equipment and leasehold improvements, net	$27,070	$27,647
Depreciation expense of property, equipment and leasehold improvements was $2.4 million and $2.0 million for the three months ended March 31, 2015 and 2014, respectively.
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

Year Ending December 31,	Amount
Remainder of 2015	$14,338
2016	9,820
2017	9,119
2018	76,063
2019	—
Thereafter	—
Total	$109,340
The Term A Loan is charged interest either at Prime (subject to a 2.50% floor) +4.25% or LIBOR (subject to a 1.50% floor) +5.25%, which was 6.75% at March 31, 2015. The Term A loan requires quarterly payments of $2.2 million, with the remaining outstanding principal balance due March 19, 2017. As of March 31, 2015, the Term A loan ending balance, including the current portion was $23.9 million.
The Term B loan is charged interest at Prime +4.75% (subject to a 2.50% floor) or LIBOR (subject to a 1.50% floor) +5.75% which was 7.25% at March 31, 2015. The Term B loan requires quarterly payments of $0.2 million, with the outstanding principal balance due March 19, 2018. As of March 31, 2015, the Term B loan ending balance, including the current portion was $85.4 million.

The Company has a line of credit under the Agreement which allows for borrowings of up to $11.0 million. Borrowings accrue interest at Prime +4.25% or LIBOR +5.25%, which was 6.75% as of March 31, 2015. Both the Prime and the LIBOR alternatives are subject to minimum rate floors. In addition, a facility fee of 0.5% is assessed on the commitment amount. There were no outstanding borrowings under this line of credit at March 31, 2015, other than letters of credit outstanding in the amount of $2.0 million, leaving remaining borrowing capacity under the line of credit of $9.0 million at March 31, 2015. The line of credit expires on March 19, 2017.
The Agreement contains a prepayment provision which requires the Company to perform an annual excess cash flow computation based on earnings before interest, taxes, depreciation and amortization compared to changes in working capital. Based on the results of this computation the Company expects to make a prepayment of approximately $7.0 million to the lenders in May 2015, which has been included in the current maturities of notes payable on the March 31, 2015 balance sheet.
The Agreement contains certain restrictive financial covenants, which require, among other things, that we meet a minimum fixed charge coverage ratio of 1.20, a maximum total debt to EBITDA ratio of 3.25. Additionally, these covenants restrict the Company and its subsidiaries’ ability to incur certain types or amounts of indebtedness, incur liens on certain assets, make material changes in corporate structure or the nature of its business, dispose of material assets, engage in a change in control transaction, make certain foreign investments, enter into certain restrictive agreements, or engage in certain transactions with affiliates. We were in compliance with all such covenants at March 31, 2015.
On November 4, 2014, the Company entered into Amendment No. 2 to its Credit Agreement (Second Amendment) in which certain financial covenants were amended and additional financial covenants were added. Under the Second Amendment, the total debt to EBITDA ratio, which required the Company to maintain a ratio of 3.25 to 1.0 as of September 30, 2014 was revised as follows:
•for the computation periods ending December 31, 2014, March 31, 2015, June 30, 2015, September 30, 2015 and December 31, 2015, the Company must maintain a total debt to EBITDA ratio of 5.00 to 1.0
•for the computation periods ending March 31, 2016, June 30, 2016, September 30, 2016 and December 31, 2016, the Company must maintain a total debt to EBITDA ratio of 4.75 to1.0; and
•for each computation period ending March 31, 2017 and thereafter, the Company must maintain a total debt to EBITDA ratio of 3.25 to1.0
In addition, the fixed charge coverage ratio of 1.20 to1.0, which was in effect for every computation period under the Credit Agreement as of September 30, 2014, has been revised under the Second Amendment to apply only to the computation periods ending September 30, 2014, March 31, 2017, and each computation period thereafter.
The Second Amendment also added an interest coverage ratio, defined as the ratio of EBITDA compared to interest expense paid in cash for the computation period. Under this new financial covenant, the Company is required to maintain:
•an interest coverage ratio not to be less than 2.25 to1.0 for the computation periods ending December 31, 2014, March 31, 2015, June 30,2015, September 30, 2015, and December 31, 2015; and
•an interest coverage ratio not to be less than of 2.50 to1.0 for the computation period ending March 31, 2016, June 30, 2016, September 30, 2016 and December 31, 2016.
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

4. Commitments and Contingencies
We have entered into various non-cancelable operating lease agreements for certain of our office facilities and equipment with original lease periods expiring between 2015 and 2021. Certain of these arrangements have free rent periods and /or escalating rent payment provisions, and we recognize rent expense under such arrangements on a straight-line basis.
Future minimum rental commitments under non-cancelable leases as of March 31, 2015 are as follows (in thousands):

Year Ending December 31,	Amount
Remainder of 2015	$1,625
2016	1,937
2017	1,495
2018	669
2019	601
Thereafter	815
Total	$7,142
Operating lease expense was $0.8 million and $0.7 million for the three months ended March 31, 2015 and 2014, respectively.
5. Stock-based Compensation
(a) Stock Options
Total stock-based compensation expense charged as salaries and benefits expense in the consolidated statements of operations was $1.0 million and $0.9 million for the three months ended March 31, 2015 and 2014, respectively.
The following table shows stock option activity for the three months ended March 31, 2015:

	Outstanding Options	Weighted average exercise price per share	Weighted average remaining contractual life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2014	4,023,383	$7.18	6.41	$7,641
Granted	294,500	3.57
Forfeited	(55,014)	9.11
Exercised	(12,367)	1.25
Outstanding at March 31, 2015	4,250,502	$6.93	6.41	$3,218
Vested, exercisable, and expected to vest(1) at March 31, 2015	4,230,171	$6.95	6.38	$3,218
Exercisable at March 31, 2015	2,596,867	$5.58	5.33	$3,218

(1)	Options expected to vest reflect an estimated forfeiture rate.

The Company recognizes share-based compensation costs as expense on a straight-line basis over the option vesting period, which generally is four to five years.
(b) Restricted Stock Units and Performance Stock Units
The following table summarizes restricted stock unit and performance stock unit activity for the three months ended March 31, 2015:

	Number of Awards	Weighted average grant date fair value per share
Outstanding at December 31, 2014	461,592	$9.28
Granted	401,500	3.57
Forfeited	(4,000)	9.26
Vested and converted to shares	(3,374)	7.41
Outstanding at March 31, 2015	855,718	$6.61
Expected to vest at March 31, 2015	812,932	$6.61

A total of 150,000 performance stock units granted during the first quarter of 2015 with a grant date fair value of $3.37 were not included in the summary of activity because they are subject to approval by a vote of the Company’s shareholders.
Restricted stock units and performance stock units granted under the Performant Financial Corporation 2012 Stock Incentive Plan generally vest over periods ranging from one to four years.
6. Income Taxes
Our effective income tax rate changed to 34.7% for the three months ended March 31, 2015 from 41.6% for the three months ended March 31, 2014. The decrease in the effective tax rate is primarily due to the loss from operations incurred for the three months ended March 31, 2015 compared to the income from operations for the three months ended March 31, 2014 and the resulting impact of the state income taxes on the effective tax rate.

We file income tax returns with the U.S. federal government and various state jurisdictions. We operate in a number of state and local jurisdictions, most of which have never audited our records. Accordingly, we are subject to state and local income tax examinations based upon the various statutes of limitations in each jurisdiction. For tax years before 2010, the Company is no longer subject to California, Texas and certain state tax examinations. For tax years before 2011, the Company is no longer subject to Federal and certain other state tax examinations. We are currently being examined by the Franchise Tax Board of California for tax years 2011 and 2012.
7. Earnings per Share
For the three months ended March 31, 2015 and 2014, basic income per share is calculated by dividing net income by the sum of the weighted average number of shares of Common Stock outstanding during the period. Diluted income per share is calculated by dividing net income by the weighted average number of shares of Common Stock and dilutive common share equivalents outstanding during the period. Common share equivalents consist of stock options, restricted stock units, and performance stock units. When there is a loss in the period, dilutive common share equivalents are excluded from the calculation of diluted earnings per share, as their effect would be anti-dilutive. For example, for the three months ended March 31, 2015, dilutive common share equivalents have been excluded, and diluted weighted average shares outstanding are the same as basic average shares outstanding. When there is net income in the period, the Company excludes stock options, restricted stock units, and performance stock units from the calculation of diluted earnings per share when the combined exercise price, unamortized fair value and excess tax benefits of the options exceed the average market price of the Company's common stock because their effect would be anti-dilutive. For the three months ended March 31, 2014, the Company excluded 2,735,489 options from the calculation of diluted earnings per share because their effect would be anti-dilutive.
The following table reconciles the basic to diluted weighted average shares outstanding using the treasury stock method (shares in thousands):

	Three Months Ended March 31,
	2015	2014
Weighted average shares outstanding – basic	49,357	48,427
Dilutive effect of stock options	—	1,212
Weighted average shares outstanding – diluted	49,357	49,639

8. Subsequent Events
We have evaluated subsequent events through the date these consolidated financial statements were issued and there are not other events that have occurred that would require adjustments or disclosures to our consolidated financial statements.

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
Sources of Revenues
We derive our revenues from services for clients in a variety of different markets. These markets include our two largest markets, student lending and healthcare, as well as our other markets which include, but are not limited to, delinquent state taxes as well as federal Treasury and other receivables.

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Student Lending:
Department of Education	$11,725	$11,930
Guaranty Agencies & Other	15,327	27,500
Total of Student Lending	27,052	39,430
Healthcare:
CMS RAC	3,210	13,158
Commercial	2,070	428
Total of Healthcare	5,280	13,586
Other:	6,227	5,608
Total Revenues:	$38,559	$58,624

Student Lending
We derive the majority of our revenues from the recovery of student loans. These revenues are contract-based and consist primarily of contingency fees based on a specified percentage of the amount we enable our clients to recover. Our contingency fee percentage for a particular recovery depends on the type of recovery facilitated. We also receive incremental performance incentives based upon our performance as compared to other contractors with the Department of Education, which are comprised of additional inventory allocation volumes and incentive fees. We are currently subject to a competitive rebidding process for the next contract with the Department of Education. We understand that five other recovery service providers have had their contracts extended by the Department of Education past the April 2015 expiration date. To date, we have not received notice of any such extension from the Department of Education and we are unsure whether we will be provided any such extension of our current contract or when the new contracts will be awarded. Although we have not received an extension, we continued to receive placements of defaulted student loans from the Department of Education under our current contract until the April 2015 expiration date. Due to the timing of the rehabilitation process for loans placed with us by the Department of Education, we expect there will be a minimal impact on our revenues in 2015 if we do not receive an extension of our current contract.
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
Our key metric in evaluating our student lending business is Placement Volume. We currently do not present operating metrics for our healthcare business. Our Placement Volume represents the dollar volume of defaulted student loans first placed with us during the specified period by public and private clients for recovery. Placement Volume allows us to measure and track trends in the amount of inventory our clients in the student lending market are placing with us during any period. The revenues associated with the recovery of a portion of these loans may be recognized in subsequent accounting periods, which assists management in estimating future revenues and in allocating resources necessary to address current Placement Volumes.

	Three Months Ended March 31,
	2015	2014
	(dollars in thousands)
Student Lending Placement Volume:
Department of Education	$914,546	$514,763
Guaranty Agencies and Other	1,261,272	929,058
Total Student Lending Placement Volume	$2,175,818	$1,443,821
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
For certain guaranty agency, or GA, clients, we have entered into Master Service Agreements, or MSAs. Under these agreements, clients provide their entire inventory of outsourced loans or receivables to us for recovery on an exclusive basis, rather than just a portion, as with traditional contracts that are split among various service providers. In certain circumstances, we engage subcontractors to assist in the recovery of a portion of the client’s portfolio. We also receive success fees for the recovery of loans under MSAs and our revenues under MSA arrangements include fees earned by the activities of our subcontractors. As of March 31, 2015, we had three MSA clients in the student loan market.
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
In anticipation of the award of new RAC contracts, beginning in 2013 CMS has adopted a series of contract transition procedures that have restricted our ability to request medical records for audit, thus adversely affecting our revenues under this contract. No records requests were permitted in July 2013 and then from November 15, 2013 through year end. In January 2014, records requests were again permitted through February 21, 2014 and claim activity was permitted through June 1, 2014, when work under the contract stopped. In addition to these periods of suspended activity, the contract transition rules have limited scope of our permitted audit activities as CMS has generally not permitted audits of PIP providers and has also placed additional restrictions on the types of claims we are permitted to audit and number of medical records we are permitted to request. CMS began to permit claim reviews again in August 2014 for an unspecified period, but has restricted the type of reviews and the types of claims subject to audit. CMS also recently announced that it extended our existing RAC contract through December 31, 2015, with the same audit limitations continuing during this extended period. CMS has further indicated they may, at their discretion, approve additional issues that we will be permitted to review and audit during the RAC contract extension period. Revenues for the quarter ending March 31, 2015 were lower than for the same period last year; and absent a significant change in the scope of the permitted audit activities, we expect that our revenues from the RAC contract will continue to be significantly lower in 2015 as compared to 2014.
In connection with our RAC contract, CMS has announced a settlement offer to pay hospitals 68% of what they have billed Medicare to settle a backlog of pending appeals challenging Medicare's denials of reimbursement for certain types of short-term care. The implication of this settlement offer related to claims for which fees have already been paid to recovery auditors under existing RAC contracts is unclear at this time, but we may be obligated to repay certain amounts that we previously received from CMS depending on the final terms of any such settlement. We accrue an estimated liability for appeals based on the amount of commissions received which are subject to appeal and which we estimate are probable of being returned to providers following successful appeal.  The $18.7 million balance as of March 31, 2015, represents our best estimate of the probable amount of we may be required to refund related to appeals of claims for which commissions were previously collected. We estimate that it is reasonably possible that we could be required to pay an additional amount up to approximately $5.4 million as a result of potentially successful appeals in excess of the amount we accrued as of March 31, 2015.
To accelerate our ability to provide Medicare audit and recovery services across our region following our award of our initial RAC contract, we outsourced certain aspects of our healthcare recovery process to three different subcontractors. Two of these subcontractors provide a specific service to us in connection with our claims recovery process, and one subcontractor is engaged to provide all of the audit and recovery services for claims within a portion of our region. We recognize all of these revenues generated by the claims recovered through these subcontractor relationships, and we recognize the fees that we pay to these subcontractors in our expenses.
For our commercial healthcare business, our business strategy is focused on utilizing our technology-enabled services platform to provide audit, recovery and analytical services for private healthcare payors. We have entered into contracts with several private payors, although these contracts are in the early stage of implementation. Our commercial healthcare business showed an increase in revenue for the first quarter of 2015. Revenues from our commercial healthcare clients were $2.1 million for the quarter ended March 31, 2015, compared to minimal revenue that we earned from our commercial healthcare clients for the same period last year.

Other
We also derive revenues from the recovery of delinquent state taxes, as well as federal Treasury and other receivables, default aversion services for certain clients including financial institutions and the licensing of hosted technology solutions to certain clients. For our hosted technology services, we license our system and integrate our technology into our clients’ operations, for which we are paid a licensing fee. Our revenues for these services include contingency fees, fees based on dedicated headcount to our clients and hosted technology licensing fees.

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
Typically we are able to anticipate with reasonable accuracy the timing and volume of placements of defaulted student loans and other receivables based on historical patterns and regular communication with our clients. Occasionally, however, placements are delayed due to factors outside of our control. For example in 2011, a technology system upgrade at the Department of Education significantly decreased the volume of student loan placements by the Department of Education to all recovery vendors, including us.
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

Further, in October 2014, the Department of Education announced a change to a fixed recovery fee of $1,710, which will take effect starting July 2015. The fixed recovery fee will be payable for each loan that is rehabilitated and will replace a recovery fee structure that historically had been based on a percentage of the balance of the rehabilitated loan.
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
Client Retention
Our revenues from the student loan market depend on our ability to maintain our contracts with some of the largest providers of student loans. For the three months ended March 31, 2015, two providers of student loans each accounted for more than 10% of our revenues and they collectively accounted for 43.9% of our total revenues during this period. Our contract with the Department of Education, which generated 30.4% of our revenues in the first quarter of 2015, is currently subject to a competitive rebidding process. Our contracts with these clients entitle them to unilaterally terminate their contractual relationship with us at any time without penalty. If we lose one of our significant clients, including if one of our significant clients is consolidated by an entity that does not use our services, if the terms of compensation for our services change or if there is a reduction in the level of placements provided by any of these clients, our revenues could decline.
Our contract with CMS for the recovery of improper Medicare payments represented 8.3% of our total revenues for the three months ended March 31, 2015, compared to 22.5% for the same period last year. Our audit work under our existing RAC contract expired in June 2014, but we have been permitted to resume audit work with respect to a limited number of claims in August 2014. We are currently participating in a competitive bidding process for the next RAC contract. The award of the new RAC contracts has been delayed due in part to a bid protest followed by a lawsuit and a subsequent appeal process which is still underway. Pending a decision on appeal, the contract award process has been enjoined. While we believe our performance under the existing agreement and the experience we have gained in performing this contract position us well to renew the agreement, failure to renew the agreement or renewal on substantially less favorable terms could significantly harm our revenues and results of operations.
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

This estimated liability for appeals is an offset to revenues on our income statement. Resolution of appeals can take a very long time to resolve and there is a significant backlog in the system for resolving appeals, as over the course of our existing RAC contract, healthcare providers have increased their pursuit of appeals beyond the first and second levels of appeals to the third level of appeal, where cases are heard by administrative law judges, or ALJs. In our experience, decisions at the third level of appeal are the least favorable as ALJs exercise greater discretion and there is less predictability in the ALJ decisions as compared to appeals at the first or second levels. This increase of ALJ appeals and backlog of claims at the third level of appeal is the primary reason our total estimated liability for appeals (consisting of the estimated liability for appeals plus the contra-accounts-receivable estimated allowance for appeals) has grown from a balance of $5.6 million at December 31, 2012, to $16.4 million at December 31, 2013, to $18.6 million as of December 31, 2014 to $18.7 million as of March 31, 2015. The balance of the estimated liability for appeals was also increased because during 2014 and 2015 to date as we observed an increase in the percentage of appeals that are being found in providers’ favor at the ALJ level.

The $18.7 million balance as of March 31, 2015, represents our best estimate of the probable amount of losses related to appeals of claims for which commissions were previously collected. We estimate that it is reasonably possible that we could be required to pay up to an additional approximately $5.4 million as a result of potentially successful appeals. To the extent that required payments by us related to successful appeals exceed the amount accrued, revenues in the applicable period would be reduced by the amount of the excess.
Goodwill
We periodically review the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether an impairment may exist. GAAP requires that goodwill and certain intangible assets not subject to amortization be assessed annually for impairment using fair value measurement techniques.
We assess goodwill for impairment on an annual basis as of December 31 of each year or more frequently if an event occurs or changes in circumstances would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If we can support the conclusion that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then we would not need to perform the two-step impairment test. If we cannot support such a conclusion, or we do not elect to perform the qualitative assessment, then the first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. There was no impairment expense for goodwill for the three months ended March 31, 2015.

Impairments of Depreciable Intangible Assets
We evaluate depreciable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Depreciable intangible assets consist of client contracts and related relationships, and are being amortized over their estimated useful life, which is generally 20 years. We evaluate the client contracts intangible at the individual contract level. The recoverability of such assets is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. For the three months ended March 31, 2015, an impairment expense of $0.2 million was recognized, compared to no expense recognized for the same period last year. The impairment expense was recognized to account for the loss of a client.
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
In addition, an entity should disclose sufficient qualitative and quantitative information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. This amendment is to be either retrospectively adopted to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. In April 2015, the FASB proposed to defer the effective date by one year, to annual reporting periods beginning on or after December 15, 2017, including interim periods within that reporting period. The FASB also voted to permit early adoption of the guidance but no earlier than the original effective date. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements. We are currently evaluating the impact of the adoption of this guidance to our consolidated financial statements.
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
Results of Operations
Three Months Ended March 31, 2015 compared to the Three Months Ended March 31, 2014
The following table represents our historical operating results for the periods presented:

	Three Months Ended March 31,
	2015	2014	$ Change	% Change
	(in thousands)
Consolidated Statement of Operations Data:
Revenues	$38,559	$58,624	$(20,065)	(34)%
Operating expenses:
Salaries and benefits	23,724	24,787	(1,063)	(4)%
Other operating expenses	19,195	20,265	(1,070)	(5)%
Total operating expenses	42,919	45,052	(2,133)	(5)%
Income (loss) from operations	(4,360)	13,572	(17,932)	(132)%
Interest expense	(2,385)	(2,704)	319	(12)%
Income (loss) before provision for (benefit from) income taxes	(6,745)	10,868	(17,613)	(162)%
Provision for (benefit from) income taxes	(2,343)	4,523	(6,866)	(152)%
Net income (loss)	$(4,402)	$6,345	$(10,747)	(169)%
Revenues
Revenues were $38.6 million for the three months ended March 31, 2015, a decrease of approximately 34%, compared to revenues of $58.6 million for the three months ended March 31, 2014.
Student lending revenues were $27.1 million for the three months ended March 31, 2015, representing a decrease of $12.4 million, or 31%, compared to the three months ended March 31, 2014. The decrease was primarily a result of a lower rehabilitation fees paid to us by our guaranty agency clients which is a result of the reduction that guaranty agencies can charge borrowers due to the Federal budget act that became effective July 1, 2014. The remainder of the decrease was primarily attributable to new documentation requirements imposed by our guaranty agency clients as they implemented income based repayment programs. The new documentation requirements require additional time and interaction with borrowers, which delayed some loans from qualifying for rehabilitation prior to the end of the quarter.
Healthcare revenues were $5.3 million for the three months ended March 31, 2015, representing a decrease of $8.3 million, or 61%, compared to the three months ended March 31, 2014. This decrease was due primarily to the wind-down of our current CMS RAC contract, resulting in substantially reduced levels of permitted healthcare audit and recovery activities.

Salaries and Benefits
Salaries and benefits expense was $23.7 million for the three months ended March 31, 2015, a decrease of $1.1 million, or 4%, compared to salaries and benefits expense of $24.8 million for the three months ended March 31, 2014. The decrease in salaries and benefits expense was primarily due to lower bonus expense.
Other Operating Expenses
Other operating expenses were $19.2 million for the three months ended March 31, 2015, a decrease of $1.1 million, or 5%, compared to other operating expenses of $20.3 million for the three months ended March 31, 2014. The decrease in other operating expenses was primarily due to lower third party collection fees, lower communication and postage expense and lower collection expense of approximately $4.3 million, partially offset by $3.2 million of transaction expense incurred in connection with the proposed acquisition of Premier Healthcare Exchange, Inc., which terminated during the quarter ended March 31, 2015.
Income (Loss) from Operations
Loss from operations was $4.4 million for the three months ended March 31, 2015, compared to income from operations of $13.6 million for the three months ended March 31, 2014, representing a decrease of $17.9 million or 132%. The decrease was primarily the result of lower revenues.
Interest Expense
Interest expense was $2.4 million for the three months ended March 31, 2015, compared to $2.7 million for the three months ended March 31, 2014. Interest expense decreased $0.3 million, or 12%, due to repayments of principal under our credit agreement, resulting in a lower outstanding balance.

Income Taxes
We recognized an income tax benefit of $2.3 million for the three months ended March 31, 2015, compared to an income tax expense of $4.5 million for the three months ended March 31, 2014. Our effective income tax rate decreased to 34.7% for the three months ended March 31, 2015, from 41.6% for the three months ended March 31, 2014. The decrease in the effective tax rate is primarily due to the loss from operations incurred for the three months ended March 31, 2015 compared to the income from operations for the three months ended March 31, 2014 and the resulting impact of the state income taxes on the effective tax rate.
Net Income (Loss)
As a result of the factors described above, net loss was $4.4 million for the three months ended March 31, 2015, which represented a decrease of $10.7 million, or 169% compared to net income of $6.3 million for the three months ended March 31, 2014.

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

Because of these limitations, you should consider adjusted EBITDA and adjusted net income alongside other financial performance measures, including net income and our other GAAP results. The following tables present a reconciliation of adjusted EBITDA and adjusted net income for each of the periods indicated:

	Three Months Ended March 31,
	2015	2014
Adjusted EBITDA:
Net income (loss)	$(4,402)	$6,345
Provision for (benefit from) income taxes	(2,343)	4,523
Interest expense	2,385	2,704
Transaction expenses (1)	3,229	—
Restructuring and other expenses (4)	696	—
Depreciation and amortization	3,542	2,933
Stock-based compensation	1,003	891
Adjusted EBITDA	$4,110	$17,396

	Three Months Ended March 31,
	2015	2014
Adjusted Net Income (Loss):
Net income (loss)	$(4,402)	$6,345
Transaction expenses (1)	3,229	—
Stock-based compensation	1,003	891
Amortization of intangibles (2)	1,188	933
Deferred financing amortization costs (3)	324	267
Restructuring and other expenses (4)	696	—
Tax adjustments (5)	(2,576)	(836)
Adjusted Net Income (Loss)	$(538)	$7,600

(1)	Represents direct and incremental costs associated with expenses incurred in 2015 for a potential acquisition and related financing.

(2)
Represents amortization of capitalized expenses related to the acquisition of Performant by an affiliate of Parthenon Capital Partners in 2004, and also an acquisition in the first quarter of 2012 to enhance our analytics capabilities.

(3)	Represents amortization of capitalized financing costs related to financing conducted in 2012 and costs related to the amendment of the terms of the note payable in 2014.

(4)	Represents restructuring, severance and termination of services in 2015.

(5)	Represents tax adjustments assuming a marginal tax rate of 40%.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations and our credit agreement. Cash and cash equivalents, which totaled $77.3 million as of March 31, 2015, consist primarily of cash on deposit with banks. We expect that operating cash flows will continue to be a primary source of liquidity for our operating needs. There were no outstanding borrowings under this line of credit at March 31, 2015, other than letters of credit outstanding in the amount of $2.0 million. Due to our operating cash flows and our existing cash and cash equivalents, we believe that we have the ability to meet our working capital and capital expenditure needs for the foreseeable future.
The $3.0 million decrease in the balance of our cash and cash equivalents was primarily due to principal repayments of $2.5 million on our long-term debt and $1.8 million of capital expenditures partially offset by cash generated from operations of $1.5 million.

Cash flows from operating activities
Cash provided by operating activities provided $1.5 million for the three months ended March 31, 2015 representing a decrease of approximately $13.8 million compared to cash provided by operating activities of $14.7 million during the three months ended March 31, 2014, was primarily due to a reduction of net income of $10.8 million during the period, an increase in net payable to client of $2.7 million, an increase in accrued salaries and benefits of $1.1 million and an increase a reduction in other assets and liabilities of $1.1 million, partially offset by an increase in income tax receivable of $2.3 million and a decrease in other current liabilities of $1.4 million.
Cash flows from investing activities
Cash used in investing activities of $1.8 million for the three months ended March 31, 2015 was mainly for capital expenditures related to information technology, data storage, hardware, telecommunication systems and security enhancements to our proprietary software.
Cash flows from financing activities
Cash used in financing activities of $2.7 million for the three months ended March 31, 2015 was primarily attributable to repayments of principal of $2.5 million on long-term debt.
Estimated liability for appeals and Net payable to client
The March 31, 2015 balances of $18.7 million and $14.9 million for the Estimated liability for appeals and the Net payable to client, respectively, represent obligations that we expect to pay in the near term, although it is difficult to predict the precise timing of the associated cash outflows as they are dependent on the processing and resolution of audit appeals.
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
The credit agreement requires us to prepay the two term loans on a prorated basis and then to prepay the revolving credit facility under certain circumstances: (i) with 100% of the net cash proceeds of any asset sale or other disposition of assets by us or our subsidiaries where the net cash proceeds exceed $1 million, (ii) with a percentage of our annual excess cash flow each year where such percentage ranges from 25%-75% depending on our total debt to EBITDA ratio reduced by any voluntary prepayments that are made on our term loans during the same period, unless we elect to apply voluntary prepayments in the inverse order of maturity, in which case only voluntary prepayments in excess of $10 million shall reduce the amount of excess cash flow we are required to prepay and (iii) with any net cash proceeds from a qualified initial public offering by us, less net proceeds applied to redeem any outstanding preferred equity or convertible debt, to pay a common shareholder dividend not to exceed $20 million or, if we comply with an adjusted EBITDA ratio set forth in the agreement, to our cash balances in an amount not to exceed $75 million. With respect to (ii) above, the Company made a pro rata prepayment of approximately $11.5 million to the lenders in May 2014, and the Company expects to make an additional prepayment of $7.0 million in May 2015. The $7.0 million is our final estimate of the prepayment amount, and it replaces an earlier $5.4 million estimate presented as a component of the balance sheet caption maturities of current notes payable in the press release for the first quarter 2015 dated May 6, 2015.
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

The credit agreement also requires us to meet certain financial covenants, including maintaining (i) a fixed charge coverage ratio, (ii) a total debt to EBITDA ratio, (iii) an interest coverage ratio, (iv) a minimum EBITDA amount and (v) a minimum required adjusted cash amount, as such terms are defined in our credit agreement. These financial covenants are tested at the end of each quarter or month, as applicable. The table below further describes these financial covenants, as well as our current status under these covenants as of March 31, 2015.

Financial Covenant	Covenant Requirement	Actual Ratio at March 31, 2015
Fixed charge coverage ratio (minimum)*	N/A	N/A
Total debt to EBITDA ratio (maximum)	5.00 to 1.0	3.15
Interest coverage ratio (minimum)**	2.25 to 1.0	4.09
EBITDA trailing twelve months (minimum)**	$20,000,000	$34,746,000
Required Adjusted Cash Amount (minimum)***	$35,000,000	$56,430,000

* The fixed charge coverage ratio will apply to the computation periods ending March 31, 2017, and each computation period thereafter.
** These requirements became effective December 2014, and will adjust in future periods.
*** This requirement became effective November 4, 2014.
Our debt agreements contain, and any agreements to refinance our debt likely will contain, financial and restrictive covenants that limit our ability to incur additional debt, including to finance future operations or other capital needs, and to engage in other activities that we may believe are in our best interests, including to dispose of or acquire assets or make capital expenditures. These covenants also require us to maintain certain financial ratios, including a fixed charge coverage ratio, total debt to EBITDA ratio and an interest coverage ratio, as well as minimum EBITDA and adjusted cash amounts. Our current projections, assuming we do not have any other adjustments to reduce our expenses, show that we will be narrowly in compliance with several of our covenants during the second half of 2015. However, we believe we can make appropriate reductions in a timely manner in our expense structure in order to maintain compliance with our financial covenants. Due to delays in the award of the new RAC contracts by CMS and pricing reductions in the student lending market, we have been actively restructuring both our variable and fixed expenses. Our expenses are largely comprised of variable expenses including salaries and wages, subcontractor fees, production specific vendors, printing and mailing services. As variable costs increase with growth of services provided under a contract, or new contract award, similarly, we can and will attempt to reduce variable costs to the extent we encounter contract delays or lower service volumes. We have actively managed our cost structure during contract transitions with both CMS and the Department of Education and have reduced our expenses with an intent to minimize adverse impacts on our future revenue and in order to remain in compliance with our financial covenants.
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
ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer (our Chief Executive Officer) and our principal financial officer (our Chief Financial Officer), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired control objectives.
Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were functioning effectively at the reasonable assurance level as of March 31, 2015.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended March 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Our existing contracts with the Department of Education and CMS are currently subject to rebidding processes. The Department of Education and CMS were responsible for approximately 30% and 8% of our revenue for the quarter ended March 31, 2015, respectively and 27% and 15% of our revenue for the year ended December 31, 2014, respectively. We understand that five other recovery service providers have had their contracts extended by the Department of Education past the April 2015 expiration date. To date, we have not received notice of any such extension from the Department of Education, and we are unsure whether we will be provided any such extension of our current contract or when the new contracts will be awarded. Although we have not received an extension, we continue to receive placement of defaulted student loans from the Department of Education under our current contract until the April 2015 expiration date. Due to the timing of the rehabilitation process for loans placed with us by the Department of Education, we expect there will be a minimal impact on our revenues in 2015 if we do not receive an extension of our current contract. We are also currently participating in a competitive bidding process for the next RAC contract, but this process has been and may continue to be delayed, including by ongoing litigation related to the bidding process, protests following the award of contracts or other factors. While we believe our performance under existing contracts with the Department of Education and CMS and the experience we have gained in performing under these contracts position us well to renew both of these agreements, continued delays in the award of the new contracts, failure to retain either of these agreements or a significant adverse change in the terms of either of these agreements upon any renewal would seriously harm our revenues and our operating results.
The transition rules implemented by CMS in connection with the award of the new RAC contract and the delays associated with the award of the new RAC contract will have an adverse impact on our revenues.
Our ability to make claims under our existing RAC contract continues to be limited by contract transition rules announced by CMS. In this regard, CMS suspended our ability to request medical records for audit during a significant portion 2014 other than a brief period in January and February 2014, beginning again in August 2014 through the end of first quarter of 2015. Recently, CMS announced that it extended our existing RAC contract through December 31, 2015, but has not indicated the type of audit activities and the scope of procedures we will be allowed to conduct during this extended period. In addition, even during periods of permitted audit activity, CMS has placed restrictions on the types of claims and the amount of certain medical records requests that we may make during the transition period, and CMS has generally maintained a long‑running prohibition on requesting medical records from PIP providers. These transition rules have had a material adverse effect on our revenues during the the three months ended March 31, 2015. Our revenues from CMS during the three months ended March 31, 2015 were $3.2 million compared to $13.2 million during the same period in 2014. Our revenues under this contract will be further diminished during the rest of 2015. In addition, a litigation regarding a protest involving three of the four new RAC contracts is ongoing, which has resulted in an injunction barring the award of three of the four new RAC contracts. A fifth RAC contract, which is a new type of RAC contract covering the identification and recovery of improper claims for durable medical equipment, prosthetics, orthotics and supplies and home health and hospice claims, was not covered by the injunction and was awarded to another party in January 2015. We are not a party to this litigation. CMS has stated that the injunction will delay the award of the three RAC contracts that are subject to the injunction until the judge’s ruling on the injunction, which is not expected to occur until summer 2015. It is uncertain whether CMS will award the RAC contract not covered by the injunction in the interim period or wait to award all of the new RAC contracts at the same time. As a result of the delays in the award of the new RAC contract and the restrictions on our audit activities under the existing contract, we expect the reduction in healthcare revenues will have a material adverse effect on our revenues for 2015. In addition, if we are successful in obtaining a new RAC contract with CMS, we expect there will be an approximate four to six month period until we start to recognize revenue after the award is made.
Our current or future indebtedness could adversely affect our business and financial condition and reduce the funds available to us for other purposes, and our failure to comply with the covenants contained in our senior secured credit facility could result in an event of default that could adversely affect our results of operations.
As of March 31, 2015, our estimated total debt was $109.3 million. For the quarter ended March 31, 2015, cash used for interest payments was $2.0 million. Our ability to make scheduled payments or to refinance our debt obligations and to fund our other liquidity needs depends on our financial and operating performance, which is subject to factors specific to our business, such as maintaining our agreements with our key clients, as well as prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot make assurances that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness and to fund our other liquidity needs. If our cash flows and capital resources are insufficient to fund our debt service obligations and allow us to maintain compliance with the financial covenants and other covenants under our senior secured credit facility or to fund our other liquidity needs, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot ensure that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements, including our senior secured credit facility. If we cannot make scheduled payments on our debt, we will be in default and, as a result, our debt holders could declare all outstanding principal and interest to be due and payable, our lenders could foreclose against the assets securing our borrowings and we could be forced into bankruptcy or liquidation.
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
Revenues generated from our four largest clients represented 60% of our revenues for the quarter ended March 31, 2015, and 70% of our revenues for the year ended December 31, 2014, and any termination of or deterioration in our relationship with any of these clients would result in a decline in our revenues.
We derive a substantial majority of our revenues from a limited number of clients, including the Department of Education, CMS and two GAs. Revenues from our four largest clients represented 60% of our revenues for the quarter ended March 31, 2015 and 70% of our revenues for the year ended December 31, 2014. All of our contracts with these clients are subject to periodic renewal and re-bidding processes and if we lose one of these clients or if the terms of our relationships with any of these clients become less favorable to us, our revenues would decline, which would harm our business, financial condition and results of operations.
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
Substantially all of our existing contracts for the recovery of student loans and other receivables, which represented approximately 86% of our revenues for the three months ended March 31, 2015 and 83% of our revenues in the year ended December 31, 2014, enable our clients to unilaterally terminate their contractual relationship with us at any time without penalty, potentially leading to loss of business or renegotiation of terms. Further, most of our contracts in these markets allow our clients to unilaterally change the volume of loans and other receivables that are placed with us or the payment terms at any given time. In addition, most of our contracts are not exclusive, with our clients retaining multiple service providers with whom we must compete for placements of loans or other obligations. Therefore, despite our contractual relationships with our clients, our contracts do not provide assurance that we will generate a minimum amount of revenues or that we will receive a specific volume of placements.
Our revenues and operating results would be negatively affected if our student loan and receivables clients, which include four of our five largest clients in the quarter ended March 31, 2015 and in 2014, reduce the volume of student loan placements provided to us, modify the terms of service, including the success fees we are able to earn upon recovery of defaulted student loans, or any of these clients establish more favorable relationships with our competitors. For example, in 2013 in connection with the Department of Education’s decision to have its recovery vendors promote income‑based repayment, or IBR, to defaulted student loans, the Department of Education unilaterally reduced the contingency fee rate that we receive for rehabilitating student loans by approximately 13%. Further, in October 2014, the Department of Education announced a change to a fixed fee of $1,710 payable for each loan that is rehabilitated in place of a recovery fee that historically had been based on a percentage of the balance of the rehabilitated loan.

Over the course of our existing RAC contract, there has been an increase in the number of appeals by healthcare providers to the third, or ALJ, level of appeal relating to claims we have audited, and there can be no assurance that our estimated liability for such appeals will be adequate.
Under our RAC contract with CMS, we recognize revenues when the healthcare provider has paid CMS for a claim or has agreed to an offset against other claims by the provider. Healthcare providers have the right to appeal a claim and may pursue additional levels of appeal if the initial appeal is found in favor of CMS. We accrue an estimated liability for appeals at the time revenue is recognized based on our estimate of the amount of revenue probable of being refunded to CMS following successful appeal based on historical data and other trends relating to such appeals. In addition, if our estimate of liability for appeals with respect to revenues recognized during a prior period changes, we increase or decrease the estimated liability reserve in the current period. Over the course of our existing RAC contract, healthcare providers have increased their pursuit of appeals beyond the first and second levels of appeal to the third level of appeal, where cases are heard by administrative law judges, or ALJs. In our experience, decisions at the third level of appeal are the least favorable as ALJs exercise greater discretion and there is less predictability in the ALJ decisions as compared to appeals at the first or second levels. The pursuit of third level appeals by healthcare providers has also resulted in a backlog of claims at that level of appeal. This increase of ALJ appeals and backlog of claims at the third level of appeal is the primary reason our total estimated liability for appeals (consisting of the estimated liability for appeals plus the contra-accounts-receivable estimated allowance for appeals) has grown from a balance of $5.6 million at December 31, 2012, to $16.4 million at December 31, 2013, to $18.6 million as of December 31, 2014 to $18.7 million as of March 31, 2015. Our estimates for our appeal reserve are subject to uncertainties, and accordingly we may underestimate the number of successful appeals or the financial impact of successful appeals in a given year or period. To the extent that the amount of commissions that we are required to return to CMS as a result of successful appeals exceeds our estimated appeals reserve, our revenues in the applicable period will be reduced by the amount of such excess. If we underestimate the amount of commissions that are subject to successful appeal, our revenues in future periods could be adversely affected.
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
We have historically derived and are likely to continue to derive a significant portion of our revenues from the U.S. federal government. For the quarter ended March 31, 2015, revenues under contracts with the U.S. federal government accounted for approximately 42% of our total revenues, compared to 46% for the year ended December 31, 2014. In addition, fees payable by the U.S. federal government are expected to become a larger percentage of our total revenues over the next several years as a result of legislation that has transferred responsibility for all new student loan origination to the Department of Education. The continuation and exercise of renewal options on existing government contracts and any new government contracts are, among other things, contingent upon the availability of adequate funding for the applicable federal government agency. Changes in federal government spending could directly affect our financial performance.
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
As a result of SAFRA, which terminated the ability of the GAs to originate government-supported student loans, some have speculated that there may be consolidation among the 29 GAs. This speculation has heightened as a result of the reduction of fees that the GAs will receive for rehabilitating student loans as a result of the Bipartisan Budget Act of 2013. If GAs that are our clients are combined with GAs with whom we do not have a relationship, we could suffer a loss of business. We currently have relationships with 12 of the 29 GAs and two of our GA clients were each responsible for more than 10% of our total revenues in the quarter ended March 31, 2015 and the year ended December 31, 2014. The consolidation of our GA clients with others and the failure to provide recovery services to the consolidated entity could decrease our revenues, which could negatively impact our business, financial condition and results of operations.
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
Since our initial public offering in August 2012, the price of our common stock, as reported by NASDAQ Global Select Market, has ranged from a low sales price of $2.33 on May 7, 2015 to a high sales price of $14.09 on March 4, 2013. The trading price of our common stock may be significantly affected by various factors, including: quarterly fluctuations in our operating results; the financial projections we may provide to the public, any changes in those projections or our failure to meet those projections; changes in investors’ and analysts’ perception of the business risks and conditions of our business; our ability to meet the earnings estimates and other performance expectations of financial analysts or investors; unfavorable commentary or downgrades of our stock by equity research analysts; changes in our capital structure, such as future issuances of debt or equity securities; lawsuits threatened or filed against us; strategic actions by us or our competitors, such as acquisitions or restructurings; new legislation or regulatory actions; changes in our relationship with any of our significant clients; fluctuations in the stock prices of our peer companies or in stock markets in general; and general economic conditions.
Our significant stockholders have the ability to influence significant corporate activities and our significant stockholders' interests may not coincide with yours.
Parthenon Capital Partners and Invesco Ltd. beneficially owned approximately 27.4% and 19.9% of our common stock, respectively, as of March 31, 2015. As a result of their ownership, Parthenon Capital Partners and Invesco Ltd. have the ability to influence the outcome of matters submitted to a vote of stockholders and, through our board of directors, the ability to influence decision‑making with respect to our business direction and policies. Parthenon Capital Partners and Invesco Ltd. may have interests different from our other stockholders’ interests, and may vote in a manner adverse to those interests. Matters over which Parthenon Capital Partners and Invesco Ltd. can, directly or indirectly, exercise influence include:

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sale of Unregistered Securities
None.

ITEM 6. EXHIBITS
(A) Exhibits:

Exhibit No.	Description

10.1	Form of agreements under the 2012 Stock Incentive Plan

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1(1)	Certification of the Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2(1)	Certification of the Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS(2)	XBRL Instance Document

101.SCH(2)	XBRL Taxonomy Extension Scheme

101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase

101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(2)	XBRL Taxonomy Extension Label Linkbase

101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase

(1)
The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

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

PERFORMANT FINANCIAL CORPORATION
Date: May 8, 2015
	By:	/s/ Lisa Im
Lisa Im

Chief Executive Officer (Principal Executive Officer) and Director

	By:	/s/ Hakan Orvell
Hakan Orvell

Chief Financial Officer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1	Form of agreements under the 2012 Stock Incentive Plan

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1(1)	Certification of the Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2(1)	Certification of the Chief Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS(2)	XBRL Instance Document

101.SCH(2)	XBRL Taxonomy Extension Scheme

101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase

101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(2)	XBRL Taxonomy Extension Label Linkbase

101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase

(1)
The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

(2)
In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act.