Form 10-Q
period 2015-06-30
Performant Financial Corp
filed 2015-08-07
CIK 1550695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
The number of shares of Common Stock outstanding as of August 6, 2015 was 49,408,506.

PERFORMANT FINANCIAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2015
INDEX

i

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except per share amounts)

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$76,056	$80,298
Trade accounts receivable, net of allowance for doubtful accounts of $33 and $32, respectively	15,008	15,047
Deferred income taxes	7,417	7,605
Prepaid expenses and other current assets	12,789	12,559
Income tax receivable	1,866	4,394
Debt issuance costs, current portion	1,122	986
Total current assets	114,258	120,889
Property, equipment, and leasehold improvements, net	26,628	27,647
Identifiable intangible assets, net	26,962	29,093
Goodwill	82,522	82,522
Debt issuance costs, net	1,569	2,456
Other assets	206	222
Total assets	$252,145	$262,829
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of notes payable	$9,193	$9,820
Accrued salaries and benefits	7,833	5,380
Accounts payable	2,164	1,370
Other current liabilities	5,400	8,452
Estimated liability for appeals	18,711	18,625
Net payable to client	15,161	12,110
Total current liabilities	58,462	55,757
Notes payable, net of current portion	90,875	101,975
Deferred income taxes	10,786	11,666
Other liabilities	2,455	2,259
Total liabilities	162,578	171,657
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized, 500,000 shares at June 30, 2015 and December 31, 2014; issued and outstanding 49,402 and 49,350 shares at June 30, 2015 and December 31, 2014, respectively	5	5
Additional paid-in capital	59,400	57,329
Retained earnings	30,162	33,838
Total stockholders’ equity	89,567	91,172
Total liabilities and stockholders’ equity	$252,145	$262,829
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenues	$41,262	$57,419	$79,821	$116,043
Operating expenses:
Salaries and benefits	22,142	24,269	45,866	49,056
Other operating expenses	15,510	20,381	34,705	40,646
Total operating expenses	37,652	44,650	80,571	89,702
Income (loss) from operations	3,610	12,769	(750)	26,341
Interest expense	(2,278)	(2,605)	(4,663)	(5,309)
Income (loss) before provision for (benefit from) income taxes	1,332	10,164	(5,413)	21,032
Provision for (benefit from) income taxes	606	4,251	(1,737)	8,774
Net income (loss)	$726	$5,913	$(3,676)	$12,258
Net income (loss) per share
Basic	$0.01	$0.12	$(0.07)	$0.25
Diluted	$0.01	$0.12	$(0.07)	$0.25
Weighted average shares
Basic	49,388	48,486	49,373	48,457
Diluted	49,960	49,686	49,373	49,662
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity
For the Six Months Ended June 30, 2015
(In thousands)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total
Balance at December 31, 2014	49,350	$5	$57,329	$33,838	$91,172
Exercise of stock options	52	—	25	—	25
Stock-based compensation expense	—	—	2,167	—	2,167
Income tax benefit from employee stock options	—	—	(121)	—	(121)
Net loss	—	—	—	(3,676)	(3,676)
Balance at June 30, 2015	49,402	$5	$59,400	$30,162	$89,567
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income (loss)	$(3,676)	$12,258
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on disposal of asset	2	22
Depreciation and amortization	6,852	5,991
Deferred income taxes	(692)	(2,080)
Stock-based compensation	2,167	1,782
Interest expense from debt issuance costs and amortization of discount note payable	667	593
Changes in operating assets and liabilities:
Trade accounts receivable	39	3,015
Prepaid expenses and other current assets	(230)	1,258
Income tax receivable	2,528	—
Other assets	149	30
Accrued salaries and benefits	2,453	(2,619)
Accounts payable	794	(940)
Other current liabilities	(2,558)	(1,598)
Income taxes payable	—	143
Estimated liability for appeals	86	3,118
Net payable to client	3,051	—
Other liabilities	460	106
Net cash provided by operating activities	12,092	21,079
Cash flows from investing activities:
Purchase of property, equipment, and leasehold improvements	(3,696)	(5,072)
Net cash used in investing activities	(3,696)	(5,072)
Cash flows from financing activities:
Repayment of notes payable	(11,727)	(16,600)
Proceeds from exercise of stock options	25	137
Income tax benefit from employee stock options	(121)	508
Payment of purchase obligation	(815)	(500)
Net cash used in financing activities	(12,638)	(16,455)
Net decrease in cash and cash equivalents	(4,242)	(448)
Cash and cash equivalents at beginning of period	80,298	81,909
Cash and cash equivalents at end of period	$76,056	$81,461
Supplemental disclosures of cash flow information:
Cash paid (received) for income taxes	$(3,322)	$10,186
Cash paid for interest	$3,999	$4,705

See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2015 and 2014
(Unaudited)

1. Organization and Description of Business

(a)	Basis of Presentation and Organization
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary (consisting only of normal recurring adjustments) for a fair presentation of our and our subsidiaries’ financial position at June 30, 2015, the results of our operations for the three and six months ended June 30, 2015 and 2014 and cash flows for the six months ended June 30, 2015 and 2014. Interim financial statements are prepared on a basis consistent with our annual consolidated financial statements. The interim financial statements included herein should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the years ended December 31, 2014, 2013 and 2012.
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

(b)	Revenues, Accounts Receivable, and Estimated Liability for Appeals
Revenue is recognized upon the collection of defaulted loan and debt payments. Loan rehabilitation revenue is recognized when the rehabilitated loans are sold (funded) by clients. Incentive revenue is recognized upon receipt of official notification of incentive award from customers. Under the Company’s Medicare Recovery Audit Contractor, or RAC, contract with Centers for Medicare and Medicaid Services, or CMS, the Company recognizes revenues when the healthcare provider has paid CMS for a given claim or has agreed to an offset against other claims by the provider. Providers have the right to appeal a claim and may pursue additional appeals if the initial appeal is found in favor of CMS. The Company accrues an estimated liability for appeals at the time revenue is recognized based on the Company's estimate of the amount of revenue probable of being refunded to CMS following successful appeal. In addition, if the Company's estimate of the liability for appeals with respect to revenues recognized during a prior period changes, the Company increases or decreases current period accruals based on such change in estimated liability. At June 30, 2015 a total of $18.7 million was presented as an allowance against revenue, representing the Company’s estimate of claims that may be overturned. Of this amount, $0.0 million was related to amounts in accounts receivable and $18.7 million was related to commissions which had already been received. The zero allowance against accounts receivable at June 30, 2015 is due to the fact that the receivable from CMS is netted against an offsetting payable for overturned audits, and at June 30, 2015, the amount of the payable exceeded the amount of the receivable as discussed in note 1(c).  The total accrued liability for appeals of $18.7 million has been presented in the caption estimated liability for appeals at June 30, 2015.  At December 31, 2014, the total appeals-related liability was $18.6 million. The $18.7 million balance at

June 30, 2015 and the $18.6 million balance at December 31, 2014, represents the Company’s best estimate of the probable amount of losses related to appeals of claims for which commissions were previously collected. In addition to the $18.7 million amount accrued at June 30, 2015, the Company estimates that it is reasonably possible that it could be required to pay an additional amount up to approximately $5.4 million as a result of potentially successful appeals. To the extent that required payments by the Company exceed the amount accrued, revenues in the applicable period would be reduced by the amount of the excess.

(c) Net Payable to Client
The Company nets outstanding accounts receivable invoices from an audit and recovery contract against payables for overturned audits. The overturned audits are netted against current fees due on the invoice to the client when they are processed by the client’s system. The “Net payable to client” balance of $15.2 million represents the excess of payables of $16.7 million for overturned audits offset by outstanding accounts receivable of $1.5 million at June 30, 2015. At December 31, 2014, the net of the "Net payable to client" balance of $12.1 million was comprised of payables of $14.2 million for overturned audits offset by outstanding receivables of $2.1 million. The Company expects that the net payable-to-client balance will be paid to the client within the next twelve months.

(d) Prepaid Expenses and Other Current Assets
At June 30, 2015, prepaid expenses and other current assets includes $5.7 million of amounts estimated to become due from subcontractors. The Company employs subcontractors to audit claims as part of an audit & recovery contract, and to the extent that audits by these subcontractors are overturned on appeal, the fees associated with such claims are contractually refundable to the Company. At June 30, 2015, the receivable associated with estimated future overturns of subcontractor audits was $5.7 million. In addition, at June 30, 2015, prepaid expenses and other current assets includes a net receivable of $3.5 million for subcontractor fees for already overturned audits refundable to the Company once the Company refunds its fees to the client as prime contractor. By comparison, at December 31, 2014, prepaid expenses and other current assets included $5.6 million of estimated future overturns of subcontractor audits, as well as a net receivable of $3.0 million for subcontractor fees for already overturned audits refundable to the Company once the Company refunds its fees to the client as prime contractor.

(e) Impairment of Long-Lived Assets
Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. For the six months ended June 30, 2015, an impairment expense of $0.2 million was recognized to account for the loss of a client and it has been included in other operating expenses in the consolidated statements of operations.

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
In addition, an entity should disclose sufficient qualitative and quantitative information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. This amendment is to be either retrospectively adopted to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. On July 9, 2015, the FASB decided to defer the effective date by one year, to annual reporting periods beginning on or after December 15, 2017, including interim periods within that reporting period. The FASB also voted to permit early adoption of the guidance but no earlier than the original effective date. We are currently evaluating the impact of the adoption of this guidance to our consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” in conjunction with their initiative to reduce complexity in accounting standards. This new guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with presentation of a debt discount. ASU 2015-03 is effective for the annual and interim periods beginning on or after December 15, 2015, with early adoption permitted. The adoption of ASU 2015-03 is not expected to have a material impact on the Company’s consolidated financial statements.

2. Property, Equipment, and Leasehold Improvements
Property, equipment, and leasehold improvements consist of the following at June 30, 2015 and December 31, 2014 (in thousands):

	June 30, 2015	December 31, 2014
Land	$1,767	$1,767
Building and leasehold improvements	6,000	5,966
Furniture and equipment	5,213	5,193
Computer hardware and software	63,773	60,229
	76,753	73,155
Less accumulated depreciation and amortization	(50,125)	(45,508)
Property, equipment and leasehold improvements, net	$26,628	$27,647
Depreciation expense of property, equipment and leasehold improvements was $2.3 million and $2.1 million for the three months ended June 30, 2015 and 2014, respectively, and $4.7 million and $4.1 million for the six months ended June 30, 2015 and 2014, respectively.
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

Year Ending December 31,	Amount
Remainder of 2015	$4,596
2016	9,193
2017	8,538
2018	77,741
2019	—
Thereafter	—
Total	$100,068
The Term A Loan is charged interest either at Prime (subject to a 2.50% floor) +4.25% or LIBOR (subject to a 1.50% floor) +5.25%, which was 6.75% at June 30, 2015. The Term A loan requires quarterly payments of $2.1 million, with the remaining outstanding principal balance due March 19, 2017. As of June 30, 2015, the Term A loan ending balance, including the current portion was $20.3 million.
The Term B loan is charged interest at Prime +4.75% (subject to a 2.50% floor) or LIBOR (subject to a 1.50% floor) +5.75% which was 7.25% at June 30, 2015. The Term B loan requires quarterly payments of $0.2 million, with the outstanding principal balance due March 19, 2018. As of June 30, 2015, the Term B loan ending balance, including the current portion was $79.8 million.
The Company has a line of credit under the Agreement which allows for borrowings of up to $11.0 million. Borrowings accrue interest at Prime +4.25% or LIBOR +5.25%, which was 6.75% as of June 30, 2015. Both the Prime and the LIBOR alternatives are subject to minimum rate floors. In addition, a facility fee of 0.5% is assessed on the commitment amount. There were no outstanding borrowings under this line of credit at June 30, 2015, other than letters of credit outstanding in the amount of $2.0 million, leaving remaining borrowing capacity under the line of credit of $9.0 million at June 30, 2015. The line of credit expires on March 19, 2017.
The Agreement contains a prepayment provision which requires the Company to perform an annual excess cash flow computation based on earnings before interest, taxes, depreciation and amortization compared to changes in working capital. Based on the results of this computation the Company made a prepayment of approximately $7.0 million to the lenders in May 2015.
The Agreement contains certain restrictive financial covenants, which require, among other things, that we meet a minimum fixed charge coverage ratio of 1.20 and a maximum total debt to EBITDA ratio of 3.25. Additionally, these covenants restrict the Company and its subsidiaries’ ability to incur certain types or amounts of indebtedness, incur liens on certain assets, make material changes in corporate structure or the nature of its business, dispose of material assets, engage in a change in control transaction, make certain foreign investments, enter into certain restrictive agreements, or engage in certain transactions with affiliates. We were in compliance with all such covenants at June 30, 2015.
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
Future minimum rental commitments under non-cancelable leases as of June 30, 2015 are as follows (in thousands):

Year Ending December 31,	Amount
Remainder of 2015	$1,095
2016	1,943
2017	1,497
2018	669
2019	601
Thereafter	815
Total	$6,620
Operating lease expense was $0.7 million and $0.7 million for the three months ended June 30, 2015 and 2014, respectively, and was $1.5 million and $1.4 million for the six months ended June 30, 2015 and 2014, respectively.
5. Stock-based Compensation
(a) Stock Options
Total stock-based compensation expense charged as salaries and benefits expense in the consolidated statements of operations was $1.2 million and $0.9 million for the three months ended June 30, 2015 and 2014, respectively, and $2.2 million and $1.8 million for the six months ended June 30, 2015 and 2014, respectively.
The following table shows stock option activity for the six months ended June 30, 2015:

	Outstanding Options	Weighted average exercise price per share	Weighted average remaining contractual life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2014	4,023,383	$7.18	6.41	$7,641
Granted	294,500	3.57
Forfeited	(140,006)	8.30
Exercised	(14,367)	1.28
Outstanding at June 30, 2015	4,163,510	$6.91	6.15	$3,016
Vested, exercisable, expected to vest(1) at June 30, 2015	4,088,419	$6.88	6.12	$3,016
Exercisable at June 30, 2015	2,652,128	$5.68	5.13	$3,016

(1)	Options expected to vest reflect an estimated forfeiture rate.

The Company recognizes share-based compensation costs as expense on a straight-line basis over the option vesting period, which generally is four to five years.

(b) Restricted Stock Units and Performance Stock Units
The following table summarizes restricted stock unit and performance stock unit activity for the six months ended June 30, 2015:

	Number of Awards	Weighted average grant date fair value per share
Outstanding at December 31, 2014	461,592	$9.28
Granted	836,500	3.35
Forfeited	(48,500)	9.26
Vested and converted to shares	(38,174)	8.51
Outstanding at June 30, 2015	1,211,418	$5.21
Expected to vest at June 30, 2015	1,162,679	$5.21
A total of 150,000 performance stock units were approved by a vote of the Company’s shareholders during the second quarter of 2015 with a fair value of $3.23 at the date of shareholders' approval.
Restricted stock units and performance stock units granted under the Performant Financial Corporation 2012 Stock Incentive Plan generally vest over periods ranging from one to four years.
6. Income Taxes
Our effective income tax rate changed to 32.1% for the six months ended June 30, 2015 from 41.7% for the six months ended June 30, 2014. The decrease in the effective tax rate is primarily due to the loss from operations incurred for the six months ended June 30, 2015 compared to the income from operations for the six months ended June 30, 2014 and the resulting impact of the state income taxes on the effective tax rate.

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
7. Earnings per Share
For the three and six months ended June 30, 2015 and 2014, basic income per share is calculated by dividing net income by the sum of the weighted average number of shares of Common Stock outstanding during the period. Diluted income per share is calculated by dividing net income by the weighted average number of shares of Common Stock and dilutive common share equivalents outstanding during the period. Common share equivalents consist of stock options, restricted stock units, and performance stock units. When there is a loss in the period, dilutive common share equivalents are excluded from the calculation of diluted earnings per share, as their effect would be anti-dilutive. For example, for the six months ended June 30, 2015, dilutive common share equivalents have been excluded, and diluted weighted average shares outstanding are the same as basic average shares outstanding. When there is net income in the period, the Company excludes stock options, restricted stock units, and performance stock units from the calculation of diluted earnings per share when the combined exercise price, unamortized fair value and excess tax benefits of the options exceed the average market price of the Company's common stock because their effect would be anti-dilutive. For the three months ended June 30, 2015 and June 30, 2014, the Company excluded 3,739,208 and 2,750,583 options, respectively, from the calculation of diluted earnings per share because their effect would be anti-dilutive. For the six months ended June 30, 2014, the Company excluded 2,753,844 options from the calculation of diluted earnings per share because their effect would be anti-dilutive.

The following table reconciles the basic to diluted weighted average shares outstanding using the treasury stock method (shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Weighted average shares outstanding – basic	49,388	48,486	49,373	48,457
Dilutive effect of stock options	572	1,200	—	1,205
Weighted average shares outstanding – diluted	49,960	49,686	49,373	49,662
8. Subsequent Events
On July 15, 2015, the company completed the sale of land in San Angelo, TX for approximately $1.3 million, net of selling fees, for a pre-tax gain of approximately $0.6 million. The proceeds were used for principal payments on our Term A Loan and Term B Loan notes under our credit agreement.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(in thousands)		(in thousands)
Student Lending:
Department of Education	$10,477	$14,585	$22,202	$26,515
Guaranty Agencies & Other	20,483	25,490	35,810	52,990
Total of Student Lending	30,960	40,075	58,012	79,505
Healthcare:
CMS RAC	3,020	10,574	6,230	23,732
Commercial	2,231	747	4,301	1,175
Total of Healthcare	5,251	11,321	10,531	24,907
Other:	5,051	6,023	11,278	11,631
Total Revenues	$41,262	$57,419	$79,821	$116,043

Student Lending
We derive the majority of our revenues from the recovery of student loans. These revenues are contract-based and consist primarily of contingency fees based on a specified percentage of the amount we enable our clients to recover. Our contingency fee percentage for a particular recovery depends on the type of recovery facilitated. We also receive incremental performance incentives based upon our performance as compared to other contractors with the Department of Education, which are comprised of additional inventory allocation volumes and incentive fees. We are currently subject to a competitive rebidding process for the next contract with the Department of Education. We understand that five other recovery service providers have had their contracts extended by the Department of Education past the April 2015 expiration date. To date, we have not received notice of any such extension from the Department of Education and we are unsure whether we will be provided any such extension of our current contract or when the new contracts will be awarded. Although we have not received an extension, we continued to receive placements of defaulted student loans from the Department of Education under our current contract until the April 2015 expiration date. We do not anticipate receiving any new loan placements from the Department of Education until the new contracts are awarded. Due to the nine month rehabilitation process for loans placed with us by the Department of Education, we expect there will be a minimal impact on our revenues in 2015 if we do not receive an extension of our current contract. However, continued delays in the placement of new student loans from the Department of Education will have a negative impact on our revenues in 2016.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(dollars in thousands)		(dollars in thousands)
Student Lending Placement Volume:
Department of Education	$617,692	$928,330	$1,532,238	$1,443,093
Guaranty Agencies and Other	1,043,693	931,829	2,304,965	1,860,887
Total Student Lending Placement Volume	$1,661,385	$1,860,159	$3,837,203	$3,303,980

There are five potential outcomes to the student loan recovery process from which we generate revenues. These outcomes include: full repayment, recurring payments, rehabilitation, loan restructuring and wage garnishment. Of these five potential outcomes, our ability to rehabilitate defaulted student loans is the most significant component of our revenues in this market. Generally, a loan is considered successfully rehabilitated after the student loan borrower has made nine consecutive qualifying monthly payments and our client has notified us that it is recalling the loan. Once we have structured and implemented a repayment program for a defaulted borrower, we (i) earn a percentage of each periodic payment collected up to and including the final periodic payment prior to the loan being considered “rehabilitated” by our clients, and (ii) if the loan is “rehabilitated,” then we are paid a one-time percentage of the total amount of the remaining unpaid balance. Effective July 1, 2015, our contract with the Department of Education provides for a fixed fee of $1,710 for each rehabilitated loan. The fees we are paid vary by recovery outcome as well as by contract. For non-government-supported student loans we are generally only paid contingency fees on two outcomes: full repayment or recurring repayments. The table below describes our typical fee structure for each of these five outcomes.

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
For certain guaranty agency, or GA, clients, we have entered into Master Service Agreements, or MSAs. Under these agreements, clients provide their entire inventory of outsourced loans or receivables to us for recovery on an exclusive basis, rather than just a portion, as with traditional contracts that are split among various service providers. In certain circumstances, we engage subcontractors to assist in the recovery of a portion of the client’s portfolio. We also receive success fees for the recovery of loans under MSAs and our revenues under MSA arrangements include fees earned by the activities of our subcontractors. As of June 30, 2015, we had three MSA clients in the student loan market.
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
Healthcare
We derive revenues from the healthcare market primarily from our Recovery Audit Contractor, or RAC contract, under which we are the prime contractor responsible for detecting improperly paid Part A and Part B Medicare claims in 12 states in the Northeastern United States. Revenues earned under the RAC contract are driven by the identification of improperly paid

Medicare claims through both automated and manual review of such claims. We are paid contingency fees by Centers for Medicare and Medicaid Services, or CMS, based on a percentage of the dollar amount of claims recovered by CMS as a result of our efforts. We recognize revenue when the provider pays CMS or incurs an offset against future Medicare claims. The revenues we recognize are net of our estimate of claims that will be overturned by appeal following payment by the provider.
We are currently involved in a competitive rebidding process for four new RAC contracts with CMS. The timing of new RAC contract awards remains uncertain. The bidding process has been delayed by pre-award protests and ongoing litigation regarding certain payment terms that were proposed by CMS in the new RAC contract proposals.  As a result of this ongoing litigation, on June 2, 2015, CMS announced it had withdrawn requests for bids for the new RAC contracts under the original statement of work proposals and that it intended to release new RAC contract proposals in the near term. CMS has stated their intent to extend the current RAC contracts through July 31, 2016.
In anticipation of the award of new RAC contracts, beginning in 2013 CMS has adopted a series of contract transition procedures that have restricted our ability to request medical records for audit, thus adversely affecting our revenues under this contract. No records requests were permitted in July 2013 and then from November 15, 2013 through year end. In January 2014, records requests were again permitted through February 21, 2014 and claim activity was permitted through June 1, 2014, when work under the contract stopped. In addition to these periods of suspended activity, the contract transition rules have limited scope of our permitted audit activities as CMS has generally not permitted audits of PIP providers and has also placed additional restrictions on the types of claims we are permitted to audit and number of medical records we are permitted to request. CMS began to permit claim reviews again in August 2014 for an unspecified period, but has restricted the type of reviews and the types of claims subject to audit. CMS has further indicated they may, at their discretion, approve additional issues that we will be permitted to review and audit during the RAC contract extension period. Revenues for the quarter ending June 30, 2015 were lower than for the same period last year; and absent a significant change in the scope of the permitted audit activities, we expect that our revenues from the RAC contract will continue to be significantly lower in 2015 as compared to 2014.
In connection with our RAC contract, CMS announced in August 2014 a settlement offer to pay hospitals 68% of what they have billed Medicare to settle a backlog of pending appeals challenging Medicare's denials of reimbursement for certain types of short-term care. The implication of this settlement offer related to claims for which fees have already been paid to recovery auditors under existing RAC contracts is unclear at this time, but we may be obligated to repay certain amounts that we previously received from CMS depending on the final terms of any such settlement. We accrue an estimated liability for appeals based on the amount of commissions received which are subject to appeal and which we estimate are probable of being returned to providers following successful appeal. The $18.7 million balance as of June 30, 2015, represents our best estimate of the probable amount we may be required to refund related to appeals of claims for which commissions were previously collected. We estimate that it is reasonably possible that we could be required to pay an additional amount up to approximately $5.4 million as a result of potentially successful appeals in excess of the amount we accrued as of June 30, 2015.
To accelerate our ability to provide Medicare audit and recovery services across our region following our award of our initial RAC contract, we outsourced certain aspects of our healthcare recovery process to three different subcontractors. Two of these subcontractors provided a specific service to us in connection with our claims recovery process, and one subcontractor provided all of the audit and recovery services for claims within a portion of our region. We recognized all of the revenues generated by the claims recovered through these subcontractor relationships, and we recognized the fees that we paid to these subcontractors in our expenses.
For our commercial healthcare business, our business strategy is focused on utilizing our technology-enabled services platform to provide audit, recovery and analytical services for private healthcare payors. We have entered into contracts with several private payors, although these contracts are in the early stage of implementation. Our commercial healthcare business showed an increase in revenue for the second quarter of 2015. Revenues from our commercial healthcare clients were $2.2 million for the quarter ended June 30, 2015, compared to revenues of $0.7 million that we earned from our commercial healthcare clients for the same period last year.

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
Contingency Fees
Our revenues consist primarily of contract-based contingency fees. The contingency fee percentages that we earn are set by our clients or agreed upon during the bid process, and may change from time to time either under the terms of existing contracts or pursuant to the terms of contract renewals. For example, the fees that we earn under our contractual arrangement with the Department of Education have been subject to unilateral change by the Department of Education as a result of the Department of Education’s decision to have its recovery vendors promote Income-Based Repayment, or IBR programs to defaulted student loans. The IBR program provides flexibility on the required monthly payment for student loan borrowers at an amount intended to be affordable based on a borrower’s income and family size. As a result of the increased application of the IBR program to defaulted student loans, we expect that there will be an increase in the number of loans that become eligible for rehabilitation because more defaulted student loan borrowers will be able to make qualifying payments. In connection with the implementation of the IBR program, the Department of Education initially reduced the contingency fee rate that we receive for rehabilitating student loans by approximately 13% effective March 1, 2013.

Further, the Department of Education changed its fee structure to a fixed recovery fee of $1,710 for each rehabilitated loan, effective as of July 1, 2015. The fixed recovery fee is payable for each loan that is rehabilitated and replaces a recovery fee structure that historically had been based on a percentage of the balance of the rehabilitated loan.
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
Client Retention
Our revenues from the student loan market depend on our ability to maintain our contracts with some of the largest providers of student loans. For the six months ended June 30, 2015, two providers of student loans each accounted for more than 10% of our revenues and they collectively accounted for approximately 44% of our total revenues during this period. Our contract with the Department of Education, which generated approximately 25% of our revenues in the second quarter of 2015, is currently subject to a competitive rebidding process. Our contracts with these clients entitle them to unilaterally terminate their contractual relationship with us at any time without penalty. If we lose one of our significant clients, including if one of our significant clients is consolidated by an entity that does not use our services, if the terms of compensation for our services change or if there is a reduction in the level of placements provided by any of these clients, our revenues could decline.
Our contract with CMS for the recovery of improper Medicare payments represented approximately 8% of our total revenues for the six months ended June 30, 2015, compared to approximately 21% for the same period last year. Our audit work under our existing RAC contract expired in June 2014, but we have been permitted to resume audit work with respect to a limited number of claims since August 2014. We are currently participating in a competitive bidding process for the next RAC contract. The bidding process has been delayed by pre-award protests and ongoing litigation regarding certain payment terms that were proposed by CMS in the new RAC contract proposals.  As a result of this ongoing litigation, on June 2, 2015, CMS announced it had withdrawn requests for bids for the new RAC contracts under the original statement of work proposals and that it intended to release new RAC contract proposals in the near term. While we believe our performance under the existing agreement and the experience we have gained in performing this contract position us well to renew the agreement, failure to renew the agreement or renewal on substantially less favorable terms could significantly harm our revenues and results of operations.
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

This estimated liability for appeals is an offset to revenues on our income statement. Resolution of appeals can take a very long time to resolve and there is a significant backlog in the system for resolving appeals, as over the course of our existing RAC contract, healthcare providers have increased their pursuit of appeals beyond the first and second levels of appeals to the third level of appeal, where cases are heard by administrative law judges, or ALJs. In our experience, decisions at the third level of appeal are the least favorable as ALJs exercise greater discretion and there is less predictability in the ALJ decisions as compared to appeals at the first or second levels. This increase of ALJ appeals and backlog of claims at the third level of appeal is the primary reason our total estimated liability for appeals (consisting of the estimated liability for appeals plus the contra-accounts-receivable estimated allowance for appeals) has grown from a balance of $5.6 million at December 31, 2012, to $16.4 million at December 31, 2013, to $18.6 million as of December 31, 2014 to $18.7 million as of June 30, 2015. The balance of the estimated liability for appeals was also increased because during 2014 and 2015 to date as we observed an increase in the percentage of appeals that are being found in providers’ favor at the ALJ level.

The $18.7 million balance as of June 30, 2015, represents our best estimate of the probable amount of losses related to appeals of claims for which commissions were previously collected. We estimate that it is reasonably possible that we could be required to pay up to an additional approximately $5.4 million as a result of potentially successful appeals. To the extent that required payments by us related to successful appeals exceed the amount accrued, revenues in the applicable period would be reduced by the amount of the excess.
Goodwill
We periodically review the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether an impairment may exist. GAAP requires that goodwill and certain intangible assets not subject to amortization be assessed annually for impairment using fair value measurement techniques.
We assess goodwill for impairment on an annual basis as of December 31 of each year or more frequently if an event occurs or changes in circumstances would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If we can support the conclusion that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then we would not need to perform the two-step impairment test. If we cannot support such a conclusion, or we do not elect to perform the qualitative assessment, then the first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. There was no impairment expense for goodwill for the six months ended June 30, 2015.

Impairments of Depreciable Intangible Assets
We evaluate depreciable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Depreciable intangible assets consist of client contracts and related relationships, and are being amortized over their estimated useful life, which is generally 20 years. We evaluate the client contracts intangible at the individual contract level. The recoverability of such assets is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. For the six months ended June 30, 2015, an impairment expense of $0.2 million was recognized, compared to no expense recognized for the same period last year. The impairment expense was recognized to account for the loss of a client.
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
In addition, an entity should disclose sufficient qualitative and quantitative information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The amendments in this ASU are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. This amendment is to be either retrospectively adopted to each prior reporting period presented or retrospectively with the cumulative effect of initially applying this ASU recognized at the date of initial application. On July 9, 2015, the FASB decided to defer the effective date by one year, to annual reporting periods beginning on or after December 15, 2017, including interim periods within that reporting period. The FASB also voted to permit early adoption of the guidance but no earlier than the original effective date. The Company is currently evaluating the impact of the adoption of this guidance on its consolidated financial statements. We are currently evaluating the impact of the adoption of this guidance to our consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” in conjunction with their initiative to reduce complexity in accounting standards. This new guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with presentation of a debt discount. ASU 2015-03 is effective for the annual and interim periods beginning on or after December 15, 2015, with early adoption permitted. The adoption of ASU 2015-03 is not expected to have a material impact on the Company’s consolidated financial statements.
Results of Operations
Three Months Ended June 30, 2015 compared to the Three Months Ended June 30, 2014
The following table represents our historical operating results for the periods presented:

	Three Months Ended June 30,
	2015	2014	$ Change	% Change
	(in thousands)
Consolidated Statement of Operations Data:
Revenues	$41,262	$57,419	$(16,157)	(28)%
Operating expenses:
Salaries and benefits	22,142	24,269	(2,127)	(9)%
Other operating expenses	15,510	20,381	(4,871)	(24)%
Total operating expenses	37,652	44,650	(6,998)	(16)%
Income from operations	3,610	12,769	(9,159)	(72)%
Interest expense	(2,278)	(2,605)	327	(13)%
Income before provision for income taxes	1,332	10,164	(8,832)	(87)%
Provision for income taxes	606	4,251	(3,645)	(86)%
Net income	$726	$5,913	$(5,187)	(88)%
Revenues
Revenues were $41.3 million for the three months ended June 30, 2015, a decrease of approximately 28%, compared to revenues of $57.4 million for the three months ended June 30, 2014.
Student lending revenues were $31.0 million for the three months ended June 30, 2015, representing a decrease of $9.1 million, or 23%, compared to the three months ended June 30, 2014. The decrease was primarily a result of a lower rehabilitation fees paid to us by our guaranty agency clients as a result of the reduction that guaranty agencies can charge borrowers due to the Federal budget act that became effective July 1, 2014. The remainder of the decrease was primarily attributable to new documentation requirements imposed by our guaranty agency clients as a result of the implementation of income based repayment programs. The new documentation requirements require additional time and interaction with borrowers, which delayed some loans from qualifying for rehabilitation prior to the end of the quarter.
Healthcare revenues were $5.3 million for the three months ended June 30, 2015, representing a decrease of $6.1 million, or 54%, compared to the three months ended June 30, 2014. This decrease was due primarily to the wind-down of our current CMS RAC contract, resulting in substantially reduced levels of permitted healthcare audit and recovery activities.

Salaries and Benefits
Salaries and benefits expense was $22.1 million for the three months ended June 30, 2015, a decrease of $2.1 million, or 9%, compared to salaries and benefits expense of $24.3 million for the three months ended June 30, 2014. The decrease in salaries and benefits expense was primarily due to a decrease in employee headcount.
Other Operating Expenses
Other operating expenses were $15.5 million for the three months ended June 30, 2015, a decrease of $4.9 million, or 24%, compared to other operating expenses of $20.4 million for the three months ended June 30, 2014. The decrease in other operating expenses was primarily due to lower third party collection fees, lower outside services and lower collection expenses.
Income from Operations
Income from operations was $3.6 million for the three months ended June 30, 2015, compared to income from operations of $12.8 million for the three months ended June 30, 2014, representing a decrease of $9.2 million or 72%. The decrease was primarily the result of lower revenues.
Interest Expense
Interest expense was $2.3 million for the three months ended June 30, 2015, compared to $2.6 million for the three months ended June 30, 2014. Interest expense decreased $0.3 million, or 13%, due to repayments of principal under our credit agreement, resulting in a lower outstanding balance.

Income Taxes
Income tax expense was $0.6 million for the three months ended June 30, 2015, compared to an income tax expense of $4.3 million for the three months ended June 30, 2014. Our effective income tax rate increased to 45.5% for the three months ended June 30, 2015, from 41.8% for the three months ended June 30, 2014. The increase in the effective tax rate is primarily due to a change in the forecasted annual effective tax rate determined at June 30, 2015, resulting in an additional tax expense recorded in the three months ended June 30, 2015.
Net Income
As a result of the factors described above, net income was $0.7 million for the three months ended June 30, 2015, which represented a decrease of $5.2 million, or 88% compared to net income of $5.9 million for the three months ended June 30, 2014.
Six Months Ended June 30, 2015 compared to the Six Months Ended June 30, 2014
The following table represents our historical operating results for the periods presented:

	Six Months Ended June 30,
	2015	2014	$ Change	% Change
	(in thousands)
Consolidated Statement of Operations Data:
Revenues	$79,821	$116,043	$(36,222)	(31)%
Operating expenses:
Salaries and benefits	45,866	49,056	(3,190)	(7)%
Other operating expenses	34,705	40,646	(5,941)	(15)%
Total operating expenses	80,571	89,702	(9,131)	(10)%
Income (loss) from operations	(750)	26,341	(27,091)	(103)%
Interest expense	(4,663)	(5,309)	646	(12)%
Income (loss) before provision for (benefit from) income taxes	(5,413)	21,032	(26,445)	(126)%
Provision for (benefit from) income taxes	(1,737)	8,774	(10,511)	(120)%
Net income (loss)	$(3,676)	$12,258	$(15,934)	(130)%
Revenues
Revenues were $79.8 million for the six months ended June 30, 2015, a decrease of approximately 31%, compared to revenues of $116.0 million for the six months ended June 30, 2014.
Student lending revenues were $58.0 million for the six months ended June 30, 2015, representing a decrease of $21.5 million, or 27%, compared to the six months ended June 30, 2014. The decrease was primarily a result of a lower rehabilitation fees paid to us by our guaranty agency clients as a result of the reduction that guaranty agencies can charge borrowers due to the Federal budget act that became effective July 1, 2014. The remainder of the decrease was primarily attributable to new documentation requirements imposed by our guaranty agency clients as a result of the implementation of income based repayment programs. The new documentation requirements require additional time and interaction with borrowers, which delayed some loans from qualifying for rehabilitation prior to the end of the quarter.
Healthcare revenues were $10.5 million for the six months ended June 30, 2015, representing a decrease of $14.4 million, or 58%, compared to the six months ended June 30, 2014. This decrease was due primarily to the wind-down of our current CMS RAC contract, resulting in substantially reduced levels of permitted healthcare audit and recovery activities.
Salaries and Benefits
Salaries and benefits expense was $45.9 million for the six months ended June 30, 2015, a decrease of $3.2 million, or 7%, compared to salaries and benefits expense of $49.1 million for the six months ended June 30, 2014. This decrease in salaries and benefits expense was primarily due to a decrease in employee headcount.

Other Operating Expenses
Other operating expenses were $34.7 million for the six months ended June 30, 2015, a decrease of $5.9 million, or 15%, compared to other operating expenses of $40.6 million for the six months ended June 30, 2014. The decrease in other operating expenses was primarily due to lower third party collection fees, lower outside services and lower collection expenses.
Income (Loss) from Operations
Loss from operations was $0.8 million for the six months ended June 30, 2015, compared to income from operations of $26.3 million for the six months ended June 30, 2014, representing a decrease of $27.1 million, or 103%.
Interest Expense
Interest expense was $4.7 million for the six months ended June 30, 2015, compared to $5.3 million for the six months ended June 30, 2014. Interest expense decreased $0.6 million due to repayments of principal under our credit agreement, resulting in a lower outstanding balance.
Income Taxes
We recognized an income tax benefit of $1.7 million for the six months ended June 30, 2015, compared to an income tax expense of $8.8 million for the six months ended June 30, 2014. Our effective income tax decreased to 32.1% for the six months ended June 30, 2015, from 41.7% for the six months ended June 30, 2014. The decrease in the effective tax rate is primarily due to the loss from operations incurred for the six months ended June 30, 2015 compared to the income from operations for the six months ended June 30, 2014 and the resulting impact of the state income taxes on the effective tax rate.
Net Income (Loss)
As a result of the factors described above, net loss was $3.7 million for the six months ended June 30, 2015, which represented a decrease of $15.9 million, or 130% compared to net income of $12.3 million for the six months ended June 30, 2014.

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

Because of these limitations, you should consider adjusted EBITDA and adjusted net income alongside other financial performance measures, including net income and our other GAAP results. The following tables present a reconciliation of adjusted EBITDA and adjusted net income for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Adjusted EBITDA:
Net income (loss)	$726	$5,913	$(3,676)	$12,258
Provision for (benefit from) income taxes	606	4,251	(1,737)	8,774
Interest expense	2,278	2,605	4,663	5,309
Transaction expenses (1)	41	—	3,270	—
Restructuring and other expenses (4)	234	—	930	—
Depreciation and amortization	3,310	3,058	6,852	5,991
Stock-based compensation	1,164	891	2,167	1,782
Adjusted EBITDA	$8,359	$16,718	$12,469	$34,114

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Adjusted Net Income:
Net income (loss)	$726	$5,913	$(3,676)	$12,258
Transaction expenses (1)	41	—	3,270	—
Stock-based compensation	1,164	891	2,167	1,782
Amortization of intangibles (2)	950	933	2,138	1,866
Deferred financing amortization costs (3)	292	265	616	532
Restructuring and other expenses (4)	234	—	930	—
Tax adjustments (5)	(1,072)	(836)	(3,648)	(1,672)
Adjusted Net Income	$2,335	$7,166	$1,797	$14,766

(1)	Represents direct and incremental costs associated with expenses incurred in 2015 for a potential acquisition and related financing.

(2)
Represents amortization of capitalized expenses related to the acquisition of Performant by an affiliate of Parthenon Capital Partners in 2004, and also an acquisition in the first quarter of 2012 to enhance our analytics capabilities.

(3)	Represents amortization of capitalized financing costs related to financing conducted in 2012 and costs related to the amendment of the terms of the note payable in 2014.

(4)	Represents restructuring costs and severance and termination expenses incurred in connection with termination of employees and consultants in 2015.

(5)	Represents tax adjustments assuming a marginal tax rate of 40%.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations and our credit agreement. Cash and cash equivalents, which totaled $76.1 million as of June 30, 2015, consist primarily of cash on deposit with banks. We expect that operating cash flows will continue to be a primary source of liquidity for our operating needs. There were no outstanding borrowings under our line of credit at June 30, 2015, other than letters of credit outstanding in the amount of $2.0 million. Due to our operating cash flows and our existing cash and cash equivalents, we believe that we have the ability to meet our working capital and capital expenditure needs for the foreseeable future.
The $4.2 million decrease in the balance of our cash and cash equivalents was primarily due to principal repayments of $11.7 million on our long-term debt and $3.7 million of capital expenditures partially offset by cash generated from operations of $12.1 million.

Cash flows from operating activities
Cash provided by operating activities provided $12.1 million for the six months ended June 30, 2015 was primarily due to an increase in net payable to client of $3.1 million, a decrease in income tax receivable of $2.5 million and an increase of $2.5 million in accrued salaries and benefits.
Cash flows from investing activities
Cash used in investing activities of $3.7 million for the six months ended June 30, 2015 was mainly for capital expenditures related to information technology, data storage, hardware, telecommunication systems and security enhancements to our proprietary software.
Cash flows from financing activities
Cash used in financing activities of $12.6 million for the six months ended June 30, 2015 was primarily attributable to repayments of principal of $11.7 million on long-term debt.
Estimated liability for appeals and net payable to client
The June 30, 2015 balances of $18.7 million and $15.2 million for the estimated liability for appeals and the net payable to client, respectively, represent obligations that we expect to pay in the near term in connection with the resolution of appeals under our RAC contract with CMS. However, it is difficult to predict the precise timing of the associated cash outflows as they are dependent on the processing and resolution of audit appeals.
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
The credit agreement requires us to prepay the two term loans on a prorated basis and then to prepay the revolving credit facility under certain circumstances: (i) with 100% of the net cash proceeds of any asset sale or other disposition of assets by us or our subsidiaries where the net cash proceeds exceed $1 million, (ii) with a percentage of our annual excess cash flow each year where such percentage ranges from 25%-75% depending on our total debt to EBITDA ratio reduced by any voluntary prepayments that are made on our term loans during the same period, unless we elect to apply voluntary prepayments in the inverse order of maturity, in which case only voluntary prepayments in excess of $10 million shall reduce the amount of excess cash flow we are required to prepay and (iii) with any net cash proceeds from a qualified initial public offering by us, less net proceeds applied to redeem any outstanding preferred equity or convertible debt, to pay a common shareholder dividend not to exceed $20 million or, if we comply with an adjusted EBITDA ratio set forth in the agreement, to our cash balances in an amount not to exceed $75 million. With respect to (ii) above, the Company made a pro rata prepayment of approximately $7.0 million to the lenders in May 2015 and $11.5 million to the lenders in May 2014.
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

The credit agreement also requires us to meet certain financial covenants, including maintaining (i) a fixed charge coverage ratio, (ii) a total debt to EBITDA ratio, (iii) an interest coverage ratio, (iv) a minimum EBITDA amount and (v) a minimum required adjusted cash amount, as such terms are defined in our credit agreement. These financial covenants are tested at the end of each quarter or month, as applicable. The table below further describes these financial covenants, as well as our current status under these covenants as of June 30, 2015.

Financial Covenant	Covenant Requirement	Actual Ratio at June 30, 2015
Fixed charge coverage ratio (minimum)*	N/A	N/A
Total debt to EBITDA ratio (maximum)	5.00 to 1.0	3.87
Interest coverage ratio (minimum)**	2.25 to 1.0	3.13
EBITDA trailing twelve months (minimum)**	$20,000,000	$25,882,000
Required Adjusted Cash Amount (minimum)***	$35,000,000	$54,186,000

* The fixed charge coverage ratio will apply to the computation periods ending March 31, 2017, and each computation period thereafter.
** These requirements became effective December 2014, and will adjust in future periods.
*** This requirement became effective November 4, 2014.
Our debt agreements contain, and any agreements to refinance our debt likely will contain, financial and restrictive covenants that limit our ability to incur additional debt, including to finance future operations or other capital needs, and to engage in other activities that we may believe are in our best interests, including to dispose of or acquire assets or make capital expenditures. These covenants also require us to maintain certain financial ratios, including a fixed charge coverage ratio, total debt to EBITDA ratio and an interest coverage ratio, as well as minimum EBITDA and adjusted cash amounts. Our current projections, assuming we do not have any other adjustments to reduce our expenses, show that we will be narrowly in compliance with several of our covenants during the second half of 2015 and into 2016. The continued delays in the award of the new contracts from CMS and the Department of Education have to date and will continue to have a negative effect on our revenues and our continued compliance with our covenants. However, we believe we can make appropriate reductions in a timely manner in our expense structure in order to maintain compliance with our financial covenants. Due to delays in the award of the new RAC contracts by CMS and pricing reductions in the student lending market, we have been actively restructuring both our variable and fixed expenses. Our expenses are largely comprised of variable expenses including salaries and wages, subcontractor fees, production specific vendors, printing and mailing services. As variable costs increase with growth of services provided under a contract, or new contract award, similarly, we can and will attempt to reduce variable costs to the extent we encounter contract delays or lower service volumes. We have actively managed our cost structure during contract transitions with both CMS and the Department of Education and have reduced our expenses with an intent to minimize adverse impacts on our future revenue and in order to remain in compliance with our financial covenants.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We do not hold or issue financial instruments for trading purposes. We conduct all of our business in U.S. currency and therefore do not have any material direct foreign currency risk. We do have exposure to changes in interest rates with respect to the borrowings under our senior secured credit facility, which bear interest at a variable rate based on the prime rate or LIBOR. For example, if the interest rate on our borrowings increased 100 basis points (1%) from the credit facility floor of 1.5%, our annual interest expense would increase by approximately $1.0 million.
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
Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were functioning effectively at the reasonable assurance level as of June 30, 2015.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended June 30, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Our existing contracts with the Department of Education and CMS are currently subject to rebidding processes. The Department of Education and CMS were responsible for approximately 25% and 7% of our revenue for the quarter ended June 30, 2015, respectively and 27% and 15% of our revenue for the year ended December 31, 2014, respectively. We understand that five other recovery service providers have had their contracts extended by the Department of Education past the April 2015 expiration date. To date, we have not received notice of any such extension from the Department of Education, and we are unsure whether we will be provided any such extension of our current contract or when the new contracts will be awarded. Although we have not received an extension, we continued to receive placement of defaulted student loans from the Department of Education under our current contract until the April 2015 expiration date. We do not anticipate receiving any new loan placements from the Department of Education until the new contracts are awarded. Due to the timing of the rehabilitation process for loans placed with us by the Department of Education, we expect there will be a minimal impact on our revenues in 2015 if we do not receive an extension of our current contract. However, continued delays in the placement of new student loans from the Department of Education will have a negative impact on our revenues in 2016. We are also currently participating in a competitive bidding process for the next RAC contract. The bidding process has been delayed by pre-award protests and ongoing litigation regarding certain payment terms that were proposed by CMS in the new RAC contract proposals.  As a result of this ongoing litigation, on June 2, 2015, CMS announced it had withdrawn requests for bids for the new RAC contracts under the original statement of work proposals and that it intended to release new RAC contract proposals in the near term. While we believe our performance under existing contracts with the Department of Education and CMS and the experience we have gained in performing under these contracts position us well to renew both of these agreements, continued delays in the award of the new contracts, failure to retain either of these agreements or a significant adverse change in the terms of either of these agreements upon any renewal would seriously harm our revenues and our operating results.
The transition rules implemented by CMS in connection with the award of the new RAC contract and the delays associated with the award of the new RAC contract will have an adverse impact on our revenues.
Our ability to make claims under our existing RAC contract continues to be limited by contract transition rules announced by CMS. In this regard, CMS suspended our ability to request medical records for audit during a significant portion 2014 other than a brief period in January and February 2014, beginning again in August 2014 through the end of first quarter of 2015. Recently, CMS has stated their intent to extend our existing RAC contract through July  31, 2016, but has not indicated the type of audit activities and the scope of procedures we will be allowed to conduct during this extended period. In addition, even during periods of permitted audit activity, CMS has placed restrictions on the types of claims and the amount of certain medical records requests that we may make during the transition period, and CMS has generally maintained a long‑running prohibition on requesting medical records from PIP providers. These transition rules have had a material adverse effect on our revenues during the the six months ended June 30, 2015. Our revenues from CMS during the six months ended June 30, 2015 were $6.2 million compared to $23.7 million during the same period in 2014. Our revenues under this contract will be further diminished during the rest of 2015. In addition, the bidding process for the new RAC contracts has been delayed by pre-award protests and ongoing litigation regarding certain payment terms that were proposed by CMS in the new RAC contract proposals. As a result of this ongoing litigation, on June 2, 2015, CMS announced it had withdrawn requests for bids for the new RAC contracts under the original statement of work proposals and that it intended to release new RAC contract proposals in the near term. A fifth RAC contract, which is a new type of RAC contract covering the identification and recovery of improper claims for durable medical equipment, prosthetics, orthotics and supplies and home health and hospice claims, was not covered by the injunction and was awarded to another party in January 2015. As a result of the delays in the award of the new RAC contract and the restrictions on our audit activities under the existing contract, we expect the reduction in healthcare revenues will have a material adverse effect on our revenues for 2015. In addition, if we are successful in obtaining a new RAC contract with CMS, we expect there will be an approximate four to six month period until we start to recognize revenue after the award is made.
Our current or future indebtedness could adversely affect our business and financial condition and reduce the funds available to us for other purposes, and our failure to comply with the covenants contained in our senior secured credit facility could result in an event of default that could adversely affect our results of operations.
As of June 30, 2015, our estimated total debt was $100.1 million. For the quarter ended June 30, 2015, cash used for interest payments was $4.0 million. Our ability to make scheduled payments or to refinance our debt obligations and to fund our other liquidity needs depends on our financial and operating performance, which is subject to factors specific to our business, such as maintaining our agreements with our key clients, as well as prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot make assurances that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness and to fund our other liquidity needs. If our cash flows and capital resources are insufficient to fund our debt service obligations and allow us to maintain compliance with the financial covenants and other covenants under our senior secured credit facility or to fund our other liquidity needs, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot ensure that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements, including our senior secured credit facility. If we cannot make scheduled payments on our debt, we will be in default and, as a result, our debt holders could declare all outstanding principal and interest to be due and payable, our lenders could foreclose against the assets securing our borrowings and we could be forced into bankruptcy or liquidation.
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
Revenues generated from our four largest clients represented 64% of our revenues for the quarter ended June 30, 2015, and 70% of our revenues for the year ended December 31, 2014, and any termination of or deterioration in our relationship with any of these clients would result in a decline in our revenues.
We derive a substantial majority of our revenues from a limited number of clients, including the Department of Education, CMS and several GAs. Revenues from our four largest clients represented 64% of our revenues for the quarter ended June 30, 2015 and 70% of our revenues for the year ended December 31, 2014. All of our contracts with these clients are subject to periodic renewal and re-bidding processes and if we lose one of these clients or if the terms of our relationships with any of these clients become less favorable to us, our revenues would decline, which would harm our business, financial condition and results of operations.
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
Substantially all of our existing contracts for the recovery of student loans and other receivables, which represented approximately 87% of our revenues for the six months ended June 30, 2015 and 83% of our revenues in the year ended December 31, 2014, enable our clients to unilaterally terminate their contractual relationship with us at any time without penalty, potentially leading to loss of business or renegotiation of terms. Further, most of our contracts in these markets allow our clients to unilaterally change the volume of loans and other receivables that are placed with us or the payment terms at any given time. In addition, most of our contracts are not exclusive, with our clients retaining multiple service providers with whom we must compete for placements of loans or other obligations. Therefore, despite our contractual relationships with our clients, our contracts do not provide assurance that we will generate a minimum amount of revenues or that we will receive a specific volume of placements.
Our revenues and operating results would be negatively affected if our student loan and receivables clients, which include four of our five largest clients in the quarter ended June 30, 2015 and in 2014, reduce the volume of student loan placements provided to us, modify the terms of service, including the success fees we are able to earn upon recovery of defaulted student loans, or any of these clients establish more favorable relationships with our competitors. For example, in 2013 in connection with the Department of Education’s decision to have its recovery vendors promote income‑based repayment, or IBR, to defaulted student loans, the Department of Education unilaterally reduced the contingency fee rate that we receive for rehabilitating student loans by approximately 13%. Further, effective July 1, 2015, the Department of Education implemented a fixed fee of $1,710 payable for each loan that is rehabilitated in place of a recovery fee that historically had been based on a percentage of the balance of the rehabilitated loan.

Over the course of our existing RAC contract, there has been an increase in the number of appeals by healthcare providers to the third, or ALJ, level of appeal relating to claims we have audited, and there can be no assurance that our estimated liability for such appeals will be adequate.
Under our RAC contract with CMS, we recognize revenues when the healthcare provider has paid CMS for a claim or has agreed to an offset against other claims by the provider. Healthcare providers have the right to appeal a claim and may pursue additional levels of appeal if the initial appeal is found in favor of CMS. We accrue an estimated liability for appeals at the time revenue is recognized based on our estimate of the amount of revenue probable of being refunded to CMS following successful appeal based on historical data and other trends relating to such appeals. In addition, if our estimate of liability for appeals with respect to revenues recognized during a prior period changes, we increase or decrease the estimated liability reserve in the current period. Over the course of our existing RAC contract, healthcare providers have increased their pursuit of appeals beyond the first and second levels of appeal to the third level of appeal, where cases are heard by administrative law judges, or ALJs. In our experience, decisions at the third level of appeal are the least favorable as ALJs exercise greater discretion and there is less predictability in the ALJ decisions as compared to appeals at the first or second levels. The pursuit of third level appeals by healthcare providers has also resulted in a backlog of claims at that level of appeal. This increase of ALJ appeals and backlog of claims at the third level of appeal is the primary reason our total estimated liability for appeals (consisting of the estimated liability for appeals plus the contra-accounts-receivable estimated allowance for appeals) has grown from a balance of $5.6 million at December 31, 2012, to $16.4 million at December 31, 2013, to $18.6 million as of December 31, 2014 to $18.7 million as of June 30, 2015. Our estimates for our appeal reserve are subject to uncertainties, and accordingly we may underestimate the number of successful appeals or the financial impact of successful appeals in a given year or period. To the extent that the amount of commissions that we are required to return to CMS as a result of successful appeals exceeds our estimated appeals reserve, our revenues in the applicable period will be reduced by the amount of such excess. If we underestimate the amount of commissions that are subject to successful appeal, our revenues in future periods could be adversely affected.
Further, in August 2014 CMS offered to pay hospitals 68% of what they have billed Medicare to settle a backlog of pending appeals challenging Medicare’s denials of reimbursement for certain types of short‑term care. The implication of this settlement offer related to claims for which recovery auditors have already been paid under existing RAC contracts is uncertain at this time. Any payments we are required to make to CMS under our existing RAC contract in connection with such settlement offer may be significant and in excess of the amount we have reserved for appeals, which could have a material negative impact our financial position and liquidity.
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
We have historically derived and are likely to continue to derive a significant portion of our revenues from the U.S. federal government. For the quarter ended June 30, 2015, revenues under contracts with the U.S. federal government accounted for approximately 36% of our total revenues, compared to 46% for the year ended December 31, 2014. In addition, fees payable by the U.S. federal government are expected to become a larger percentage of our total revenues over the next several years as a result of legislation that has transferred responsibility for all new student loan origination to the Department of Education. The continuation and exercise of renewal options on existing government contracts and any new government contracts are, among other things, contingent upon the availability of adequate funding for the applicable federal government agency. Changes in federal government spending could directly affect our financial performance.
For example, the Bipartisan Budget Act of 2013, which was signed into law by President Obama on December 26, 2013, reduced the compensation paid to GAs for the rehabilitation of student loans, effective July 1, 2014. This “revenue enhancement” measure reduced from 18.5% to 16.0% of the outstanding loan balance, the amount that GAs can charge borrowers when a rehabilitated loan is sold by the GA and eliminated entirely the GAs retention of 18.5% of the outstanding loan balance as a fee for rehabilitation services. The reduction in compensation the GAs receive resulted in a decrease of approximately 25.0% in the contingency fee percentage that we receive from the GAs for assisting in the rehabilitation of defaulted student loans. Further, on July 1, 2015, the Department of Education implemented a new fee structure with respect to payment for rehabilitated loans to provide a fixed fee of $1,710 payable for each loan that is rehabilitated in place of a recovery fee that historically had been based as a percentage of the balance of the rehabilitated loan. Any additional decrease in the student loan contingency fees would result in a further decrease of our revenues. Further, any amounts that we may be obligated to pay CMS under existing RAC contract as a result of CMS’s offer to pay hospitals 68% of what they have billed Medicare to settle a backlog of pending appeals challenging Medicare’s denials of reimbursement for certain types of short‑term care could have a material negative impact our financial position and liquidity. The loss of business from the U.S. federal government, or significant policy changes or financial pressures within the agencies of the U.S. federal government that we serve would result in a significant decrease in our revenues, which would adversely affect our business, financial condition and results of operations.
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
While the majority of our historical revenues from the student loan market have come from our relationships with the GAs, as a result of SAFRA, the Department of Education will ultimately become the sole source of revenues in this market, although the GAs will continue to service their existing student loan portfolios for many years to come. As a result, over time, and assuming we are successful in entering into a new contract with the Department of Education under the current rebidding process, defaults on student loans originated by the Department of Education will predominate and our ability to maintain the revenues we had previously received from a number of GA clients will depend on our relationship with a single client, the Department of Education. While we have 24 years of experience in performing student loan recovery services for the Department of Education, we are one of 17 unrestricted recovery service providers on the current Department of Education contract. We understand that five other recovery service providers under the current contract have recently received notice from the Department of Education stating an intention to extend their existing contracts past April 2015, which was the expiration date for the current contract. To date, we have not received notice of any such extension from the Department of Education, and we are unsure whether we will be provided any such extension of our current contract or when the new contracts will be awarded. We do not anticipate receiving any new loan placements from the Department of Education until the new contracts are awarded. If our relationship with the Department of Education terminates or deteriorates or if the Department of Education, ultimately as the sole holder of defaulted student loans, requires its contractors to agree to less favorable terms, our revenues would significantly decrease, and our business, financial condition and results of operations would be harmed.
We could lose clients as a result of consolidation among the GAs, which would decrease our revenues.
As a result of SAFRA, which terminated the ability of the GAs to originate government-supported student loans, some have speculated that there may be consolidation among the 29 GAs. This speculation has heightened as a result of the reduction of fees that the GAs will receive for rehabilitating student loans as a result of the Bipartisan Budget Act of 2013. If GAs that are our clients are combined with GAs with whom we do not have a relationship, we could suffer a loss of business. We currently have relationships with 12 of the 29 GAs and two of our GA clients were each responsible for 10% or more of our total revenues in the quarter ended June 30, 2015 and the year ended December 31, 2014. The consolidation of our GA clients with others and the failure to provide recovery services to the consolidated entity could decrease our revenues, which could negatively impact our business, financial condition and results of operations.
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
Parthenon Capital Partners and Invesco Ltd. beneficially owned approximately 27.3% and 19.9% of our common stock, respectively, as of June 30, 2015. As a result of their ownership, Parthenon Capital Partners and Invesco Ltd. have the ability to influence the outcome of matters submitted to a vote of stockholders and, through our board of directors, the ability to influence decision‑making with respect to our business direction and policies. Parthenon Capital Partners and Invesco Ltd. may have interests different from our other stockholders’ interests, and may vote in a manner adverse to those interests. Matters over which Parthenon Capital Partners and Invesco Ltd. can, directly or indirectly, exercise influence include:

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
Date: August 7, 2015
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