Form 10-K
period 2015-12-31
Performant Financial Corp
filed 2016-03-15
CIK 1550695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2015 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was $80,360,152. Shares of common stock beneficially held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 14, 2016, 49,693,878 shares of the registrant’s common stock were outstanding.
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

PART I
Cautionary Statement Regarding Forward-Looking Information
This Annual Report on Form 10-K contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives, and financial needs. Forward-looking statements include, but are not limited to, statements about:

•	our opportunities and expectations for growth in the student lending, healthcare and other markets;

•	anticipated trends and challenges in our business and competition in the markets in which we operate;

•	our client relationships and future growth opportunities;

•	the adaptability of our technology platform to new markets and processes;

•	our ability to invest in and utilize our data and analytics capabilities to expand our capabilities;

•	sufficiency of our appeals reserve;

•	our growth strategy of expanding in our existing markets and considering strategic alliances or acquisitions;

•	our ability to meet our liquidity and working capital needs;

•	maintaining, protecting and enhancing our intellectual property;

•	our expectations regarding future expenses;

•	expected future financial performance; and

•	our ability to comply with and adapt to industry regulations and compliance demands.
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
We believe we have a leading position in our markets based on our technology-enabled services platform, long-standing client relationships and the large volume of funds we have recovered for our clients. In 2015, we provided recovery services on approximately $8.6 billion of combined student loans and other delinquent federal and state receivables and recovered approximately $102 million in improper Medicare payments. Our clients include numerous public sector participants in the student loan industry and these relationships average more than 10 years in length, including a 25-year relationship with the Department of Education. Our last contract with the Department of Education expired in April 2015 and we are currently subject to a competitive rebidding process for the next contract with the Department of Education. As of March 31, 2015, approximately $100.5 billion of government-supported student loans were in default. In the healthcare market, we are currently one of four prime Medicare Recovery Audit Contractors, or RACs, in the United States for the Centers for Medicare and Medicaid Services, or CMS, and are currently involved in a competitive re‑bidding process for the award of the next RAC contract with CMS.
We utilize our technology platform to efficiently provide recovery and analytics services in the markets we serve. We have continuously developed and refined our technology platform for almost two decades by using our extensive domain and data processing expertise. Our technology platform allows us to disaggregate otherwise complex recovery processes into a series of simple, efficient and consistent component steps, which we refer to as workflows, for our recovery and healthcare claims review specialists. This approach enables us to continuously refine our recovery processes to achieve higher rates of recovery with greater efficiency. By optimizing what traditionally have been manually-intensive processes, we believe we achieve higher workforce productivity versus more traditional labor-intensive outsourcing business models. For example, we generated in excess of $118,000 of revenues per employee during 2015, based on the average number of employees during the year.
We believe that our platform is easily adaptable to new markets and processes. Over the past several years, we have successfully extended our platform into additional markets with significant recovery opportunities. For example, we utilized the same basic platform previously used primarily for student loan recovery activities to enter the state tax, federal treasury receivables and healthcare recovery markets. We have enhanced our platform through investment in new data and analytics capabilities, which we believe will enable us to provide additional services such as services relating to the detection of fraud, waste and abuse.
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
For the year ended December 31, 2015, we generated approximately $159.4 million in revenues, $1.8 million in net loss, $28.8 million in adjusted EBITDA and $6.6 million in adjusted net income. See “Managements Discussion and Analysis of Financial Condition and Results of Operations - Adjusted EBITDA and Adjusted Net Income” in Item 7 below for a definition of adjusted EBITDA and adjusted net income and reconciliations of adjusted EBITDA and adjusted net income to net income determined in accordance with generally accepted accounting principles.
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
The Department of Education estimates that the balance of defaulted loans was approximately $66.0 billion in the FDSLP and approximately $34.5 billion in the FFELP as of March 31, 2015. These programs collectively guaranteed approximately $1,058 billion of federal government-supported student loans according to the Congressional Budget Office as of September 30, 2014. Given the operational and logistical complexity involved in managing the recovery of defaulted student loans, the Department of Education and the GAs generally choose to outsource these services to third parties.
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
Of the $358 billion of Medicare spending in 2013, the Department of Health and Human Services estimated that approximately $43 billion, or approximately 12.1%, was improper, and that Medicare is the federal program with the largest amount of improper payments. Medicare improper payments generally involve incorrect coding, procedures performed which were not medically necessary, and incomplete documentation or claims submitted based on outdated fee schedules, among other issues.
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
Our Competitive Strengths
We believe that our business is difficult to replicate, as it incorporates a combination of several important and differentiated elements, including:

•
Scalable and flexible technology-enabled services platform. We have a technology platform that is highly flexible, intuitive and easy to use for our recovery and claims specialists. Our platform is easily configurable and deployable across multiple markets and processes. For example, we have successfully extended our platform from the student loan market to the state tax, federal treasury receivables and the healthcare recovery markets, each having its own industry complexities and specific regulations.

•
Advanced, technology-enabled workflow processes. Our technology-enabled workflow processes, developed over many years of operational experience in recovery services, disaggregate otherwise complex recovery processes into a series of simple, efficient and consistent steps that are easily configurable and applicable to different types of recovery-related applications. We believe our workflow software is highly intuitive and helps our recovery and claims specialists manage each step of the recovery process, while automating a series of otherwise manually-intensive and document-intensive steps in the recovery process. We believe our streamlined workflow technology drives higher efficiencies in our operations, as illustrated by our ability to generate in excess of $118,000 of revenues per employee during 2015, based on the average number of employees during the year. We believe our streamlined workflow technology also improves recovery results relative to more labor-intensive outsourcing models.

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

•
Long-standing client relationships. We believe our long-standing focus on achieving superior recovery performance for our clients and the significant value our clients derive from this focus have helped us achieve long-tenured client relationships, strong contract retention and better access to new clients and future growth opportunities. We have business relationships with numerous public sector participants in the student loan market and these relationships average more than 12 years in length, including an approximate 25-year relationship with the Department of Education. In the healthcare market, we have an nine-year relationship with CMS and are currently one of four prime Medicare RAC contractors.

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

•
Proven and experienced management team. Our management team has significant industry experience and has demonstrated strong execution capabilities. Our senior management team, led by Lisa Im, has been with us for an average of approximately14 years. This team has successfully grown our revenue base and service offerings beyond the original student loan market into healthcare and delinquent state tax and private financial institutions receivables. Our management team’s industry experience, combined with deep and specialized understanding of complex and highly regulated industries, has enabled us to maintain long-standing client relationships and strong financial results.
Our Growth Strategy
Key elements of our growth strategy include the following:

•
Expand our student loan recovery volume. The balance of defaulted government-supported student loans was approximately $100.5 billion as of March 31, 2015. While we have long-standing relationships with some of the largest participants in the government-supported student loan market, we believe there are significant opportunities within this growing market to increase the volume of student loans placed with us by existing and new clients. For example, if we are able to enter into a new contract with the Department of Education, which is currently subject to a rebidding process, we believe there is an opportunity to grow our placement volume through strong performance. Further, as a result of our relationships with four of the five largest GAs, we believe we are well-positioned to benefit as a result of any consolidation of smaller GAs over the coming years.

•
Expand our recovery services in the healthcare market. According to CMS, Medicare spending totaled approximately $591.2 billion in 2013 and is expected to increase to $1.1 trillion in 2022, representing a compound annual growth rate of 7.4%. In the private healthcare market, spending totaled $961 billion in 2013 and is expected to grow more than 5.7% annually through 2023, according to CMS’ National Health Expenditures Projections. As these large markets continue to grow, we expect the need for recovery services to increase in the public and private healthcare markets. We have submitted proposals for new RAC contracts in all four regions, although this contracting process remains delayed due to protests and litigation related to the bidding process. We have also entered into contracts and are pursuing additional opportunities to provide audit, recovery and analytics services in the private healthcare market. In addition, we intend to pursue opportunities to find and eliminate losses prior to payment for healthcare services, including the detection of fraud, waste and abuse in the public and private healthcare markets.

•
Expand recovery services in other markets. We intend to expand our recovery services in other markets, including the private healthcare recovery market, state tax and federal treasury receivables. We intend to capitalize on our extensive experience and domain expertise and our highly-flexible technology platform to seek opportunities in these additional markets.

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
We are currently subject to a competitive rebidding process for the next contract with the Department of Education. While five other recovery service providers have had their contracts extended by the Department of Education past the original April 2015 expiration date, we did not receive such an extension from the Department of Education. We submitted our proposal for a new contract to the Department of Education in February 2016, but it is uncertain as to when any new contracts will be awarded. We do not anticipate receiving any new loan placements from the Department of Education until the new contracts are awarded. Due to the nine month rehabilitation process for loans placed with us by the Department of Education, there was minimal impact on our revenues in 2015 as a result of not receiving an extension of our current contract. However, continued delays in the placement of new student loans from the Department of Education will have a negative impact on our revenues in 2016 and beyond.

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
We are currently involved in a competitive rebidding process for four new RAC contracts with CMS. The timing of new RAC contract awards remains uncertain. The bidding process has been delayed by pre-award protests and litigation regarding certain payment terms that were proposed by CMS in the new RAC contract proposals.  We entered into a contract modification with CMS to extend our auditing services under our current RAC contract through July 31, 2016.
In anticipation of the award of new RAC contracts, beginning in 2013 CMS has adopted a series of contract transition procedures that have restricted our ability to request medical records for audit, and has otherwise suspended our ability to perform any audit services for certain  periods of time, thus adversely affecting our revenues under this contract. In addition to periods of suspended activity, the contract transition rules have limited the scope of our permitted audit activities as CMS has generally not permitted audits of PIP providers and has also placed additional restrictions on the types of claims we are permitted to audit and number of medical records we are permitted to request. Although we entered into a contract modification with CMS to extend our auditing services under our existing RAC contract through July 31, 2016, CMS has further restricted the types of reviews and the types of claims subject to audit, which has resulted in a significant reduction in claim recovery volume and revenues from the healthcare market.
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
Other Markets
We also provide recovery services to several state and municipal tax authorities, the Department of the Treasury and a number of financial institutions.
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
Department of Education
We have provided student loan recovery services to the Department of Education for approximately 25 years. We restructure and recover defaulted student loans distributed directly by the Department of Education as part of the FDSLP. Due to its limited resources and recovery capabilities, the Department of Education outsources much of its defaulted student loan portfolio to third-party vendors for recovery. Recovery fees are entirely contingency-based, and our fee for a particular recovery depends on the type of recovery facilitated. We also receive incremental performance incentives based upon our performance as compared to other contractors with the Department of Education, which are comprised of additional inventory allocation volumes and incentive fees. To participate in the Department of Education contracts, firms must follow a highly competitive selection process. For the latest Department of Education contract, the fourth major contract the Department of Education has outsourced to selected vendors, we were selected as one of 17 unrestricted vendors and initiated work on this contract in the fourth quarter of 2009.
We are currently subject to a competitive rebidding process for the next contract with the Department of Education. While five other recovery service providers have had their contracts extended by the Department of Education past the original April 2015 expiration date, we did not receive such an extension from the Department of Education. We submitted our proposal for a new contract to the Department of Education in February 2016, but it is uncertain as to when any new contracts will be awarded. We do not anticipate receiving any new loan placements from the Department of Education until the new contracts are awarded. Due to the nine month rehabilitation process for loans placed with us by the Department of Education, there was minimal impact on our revenues in 2015 as a result of not receiving an extension of our current contract. However, the absence of placements of new student loans from the Department of Education since the expiration of our prior contract in April 2015 will have a negative impact on our revenues in 2016. Because all federally-supported student loans are being originated by the Department of Education as a result of SAFRA, our relationship with the Department of Education will become increasingly more important over time. The Department of Education was responsible for approximately 23.8% of our revenues for the year ended December 31, 2015.
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
We have a relationship with numerous active GAs in the U.S., including Great Lakes Higher Education Guaranty Corporation and Pennsylvania Higher Education Assistance Authority, which were responsible for 19.9% and 11.1%, respectively, of our revenues for the year ended December 31, 2015. We have had relationships with some GA clients for over 25 years.
CMS
We have a nine-year relationship with CMS. Under our RAC contract with CMS awarded in 2009, we identify and facilitate the recovery of improper Part A and Part B Medicare payments in the Northeast region of the United States. The RAC contract accounted for approximately 7.8% of our revenues for the year ended December 31, 2015. We are currently subject to a competitive rebidding process for the next RAC contract with CMS. The fees that we receive for identifying these improper payments from CMS are entirely contingency-based, and the contingency-fee percentage depends on the methods of recovery, and, in some cases, the type of improper payment that we identify.
U.S. Department of the Treasury
We have assisted the Department of the Treasury for 18 years in the recovery of delinquent receivables owed to a number of different federal agencies. The debt obligations we help to recover on behalf of the Department of the Treasury include commercial and individual debt obligations. We are one of the four firms servicing the current Department of the Treasury contract. Similar to our other recovery contracts, our fees under this contract are contingency-based. We view this as an important strategic relationship, as it provides us valuable insight into other business opportunities within the federal government.
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

In recovery services for delinquent and defaulted assets, we face competition from a number of companies. Holders of these delinquent and defaulted assets typically engage several firms simultaneously to provide recovery services on different portions of their portfolios. The number of recovery firms engaged varies by client. For example, we were one of 17 unrestricted providers of recovery services on the prior Department of Education contract, while some of the GAs may only engage a few recovery vendors at any time. Initially, we compete to be one of the retained firms in a competitive bidding process and, if we are successful, we then face continuing competition from the client’s other retained firms based on the client’s benchmarking of the recovery performance of its several vendors. Clients such as the Department of Education typically will allocate additional placements to those recovery vendors producing the highest recovery rates. We believe that we primarily compete on the basis of recovery rate performance, as well as maintenance of high standards of recovery practices and data security capabilities. We believe that we compete favorably with respect to most of these factors as evidenced by our long-standing relationships with our clients in these markets. Pricing is not usually a major competitive factor as all recovery services vendors in these markets typically receive the same contingency-based fee rate.
In the recovery of improper healthcare payments, we faced a highly competitive process, involving a large number of bidders, to become one of the four prime RAC contractors in the United States. CMS is currently in the procurement process for the next round of RAC contracts. We expect that our competition will include the other three RAC service providers: Health Management Systems, Inc., Connolly Consulting, Inc. and CGI Group. We also may face competition from a variety of healthcare consulting and healthcare information services companies. Some of these potential competitors for the next RAC contract may have greater financial and other resources than we do. According to the request for quotes, the competitive factors for this new RAC contract are demonstrated experience in effective recovery services in the healthcare market, technical approach for identifying improper payments, key personnel and staffing, financial capability to perform under the RAC contract and recovery fee rates. We believe that our nine-year relationship with CMS and our related experience in providing recovery services to identify improper payments allows us to compete favorably with respect to many of these factors. We expect that our performance in identifying claims, managing the claims processes under the current RAC contract, and established systems integration with CMS and related Medicare administrative contractors will also be key factors in determining our continued service to CMS.
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

The CFPB focuses on service providers involved in collecting debt related to any consumer financial product from committing unfair, deceptive, or abusive acts or practices, or UDAAPs, in violation of the Dodd-Frank Act. UDAAPs include actions that are unfair and likely to cause substantial injury to consumers, deceptive actions that mislead or likely to mislead a consumer and abusive acts that interfere with the ability of a consumer to understand a term or condition of a consumer financial product or takes unreasonable advantage of a consumer’s lack of understanding of a consumer financial product. Although abusive acts or practices may also be unfair or deceptive, each of these prohibitions are separate and distinct, and are governed by separate legal standards. Original creditors and other covered persons and service providers involved in collecting debt related to any consumer financial product or service are subject to the prohibition against UDAAPs. The CFPB has indicated that it will continue to review closely the practices of those engaged in the collection of consumer debts for potential UDAAPs in violation of the Dodd-Frank Act.

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
As of December 31, 2015, we had two U.S. patents, both covering aspects of the workflow management systems and methods incorporated into our technology-enabled services platform. These patents will expire in September 2024. We routinely assess appropriate occasions for seeking additional patent protection for those aspects of our platform and other technologies that we believe may provide competitive advantages to our business. We also rely on certain unpatented proprietary expertise and other know-how, licensed and acquired third-party technologies, and continuous improvements and other developments of our various technologies, all intended to maintain our leadership position in the industry.
As of December 31, 2015, we had five trademarks registered with the U.S. Patent and Trademark office: DCS, Performant Recovery, Performant Technologies, Discovery Analytics, and Performant Insight.
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
Employees
As of December 31, 2015, we had approximately 1,218 full-time employees. None of our employees is a member of a labor union and we consider our employee relations to be good.

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
Risks Related to Our Business
Our agreements with the Department of Education and CMS, historically two of our most significant customers, are currently subject to rebidding processes, and our failure to renew these agreements or a renewal on less favorable terms would have a significant negative impact on our revenues and results of operations.

Our existing contracts with the Department of Education and CMS are currently subject to rebidding processes. The Department of Education and CMS were responsible for approximately 23.8% and 7.8% of our revenue for the year ended December 31, 2015, respectively and 27.2% and 14.9% of our revenue for the year ended December 31, 2014, respectively.
While five other recovery service providers have had their contracts extended by the Department of Education past the original April 2015 expiration date, we did not receive such an extension from the Department of Education. We submitted our proposal for a new contract to the Department of Education in February 2016, but it is uncertain as to when any new contracts will be awarded. We do not anticipate receiving any new loan placements from the Department of Education until the new contracts are awarded. Due to the timing of the rehabilitation process for loans placed with us by the Department of Education, there was a minimal impact on our revenues in 2015 as a result of not receiving an extension of our current contract. However, the absence of placements of new student loans from the Department of Education since the expiration of our prior contract in April 2015 will have a significant negative impact on our revenues in 2016 and beyond.
We are also currently participating in a competitive bidding process for the next RAC contract. The bidding process has been delayed by pre-award protests and litigation regarding certain payment terms that were proposed by CMS in the new RAC contract proposals.  While we believe our performance under existing contracts with the Department of Education and CMS and the experience we have gained in performing under these contracts position us well to renew both of these agreements, continued delays in the award of the new contracts, failure to retain either of these agreements or a significant adverse change in the terms of either of these agreements upon any renewal would seriously harm our revenues and our operating results and may cause us to not be in compliance with our debt covenants.
In addition, due to the delays in the award of the new contracts from the Department of Education and CMS, we implemented cost and expense reductions during 2015, that included a significant reduction in personnel. To the extent we are able to secure new contracts with the Department of Education or CMS, we will incur significant expenses to hire additional personnel that will be required to provide services under any such new contract that may require us to obtain additional financing. There can be no assurance that we will be able to obtain such financing on favorable terms, or at all. Further, if we obtain new contracts from the Department of Education or CMS, we expect there will be delays until we start to recognize revenues after such award is made.
Our current or future indebtedness could adversely affect our business and financial condition and reduce the funds available to us for other purposes, and our failure to comply with the covenants contained in our senior secured credit facility could result in an event of default that could jeopardize our financial condition.
As of December 31, 2015, our estimated total debt was $94.3 million. In February 2016, in connection with an amendment to our credit agreement, we voluntarily prepaid $22.5 million of the outstanding principal under our credit agreement. For the year ended December 31, 2015 our consolidated interest expense was $8.9 million. Our ability to make scheduled payments or to refinance our debt obligations and to fund our other liquidity needs depends on our financial and operating performance. Due to factors such as our still unresolved contractual relationships with the Department of Education and CMS, we cannot make assurances that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness and to fund our other liquidity needs. If our cash flows and capital resources are insufficient to fund our debt service obligations and allow us to maintain compliance with the financial covenants and other covenants under our senior secured credit facility or to fund our other liquidity needs, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot ensure that we would be able to take any of these actions, or that these actions would be successful and permit us to meet our scheduled debt service obligations. If we cannot make scheduled payments on our debt, we will be in default and, as a result, our debt holders could declare all outstanding principal and interest to be due and payable, our lenders could foreclose against the assets securing our borrowings and we could be forced into bankruptcy or liquidation.
Due to delays in the award of the new contracts by CMS and the Department of Education, significant limitations on our audit and recovery activity during the CMS contract transition period, suspension of student loan placements to us from the Department of Education during the contract transition period and recovery fee reductions in the student lending market, we have been actively restructuring both our variable and fixed expenses consistent with our reduced operations and in order to maintain compliance with our debt covenants. We also recently amended the covenants in our credit agreement as a result of our reduced operations. Our current financial projections show that we expect to be able to maintain compliance with our covenants through the second quarter of 2017. However, the factors noted above have had and, until resolved, will continue to have a significant negative effect on our revenues and earnings and our ability to continue to comply with our covenants. Accordingly, we expect that it will be necessary to seek further modifications to the covenants from our lenders or refinance our indebtedness. To the extent we are not able to maintain compliance with our covenants, relations with both our existing and future customers could be adversely affected. Our inability to maintain long-term compliance with our debt covenants, or to refinance or restructure the terms of our indebtedness on commercially reasonable terms or at all, would have a material adverse effect on our business, financial condition and results of operations, as well as our ability to satisfy our debt obligations.
Over the course of our existing RAC contract, there has been an increase in the number of appeals by healthcare providers to the third, or ALJ, level of appeal relating to claims we have audited, and there can be no assurance that our estimated liability for such appeals will be adequate.
Under our RAC contract with CMS, we recognize revenues when the healthcare provider has paid CMS for a claim or has agreed to an offset against other claims by the provider. Healthcare providers have the right to appeal a claim and may pursue additional levels of appeal if the initial appeal is found in favor of CMS. We accrue an estimated liability for appeals at the time revenue is recognized based on our estimate of the amount of revenue probable of being refunded to CMS following successful appeal based on historical data and other trends relating to such appeals. In addition, if our estimate of liability for appeals with respect to revenues recognized during a prior period changes, we increase or decrease the estimated liability reserve in the current period. Over the course of our existing RAC contract, healthcare providers have increased their pursuit of appeals beyond the first and second levels of appeal to the third level of appeal, where cases are heard by administrative law judges, or ALJs. In our experience, decisions at the third level of appeal are the least favorable as ALJs exercise greater discretion and there is less predictability in the ALJ decisions as compared to appeals at the first or second levels. The pursuit of third level appeals by healthcare providers has also resulted in a backlog of claims at that level of appeal. This increase of ALJ appeals and backlog of claims at the third level of appeal is the primary reason our total estimated liability for appeals (consisting of the estimated liability for appeals plus the contra-accounts-receivable estimated allowance for appeals) has grown from a balance of $5.6 million at December 31, 2012, to $16.4 million at December 31, 2013, to $18.6 million as of December 31, 2014 to $19.0 million as of December 31, 2015. Our estimates for our appeal reserve are subject to uncertainties, and accordingly we may underestimate the number of successful appeals or the financial impact of successful appeals in a given year or period. To the extent that the amount of commissions that we are required to return to CMS as a result of successful appeals exceeds our estimated appeals reserve, our revenues in the applicable period will be reduced by the amount of such excess. If we underestimate the amount of commissions that are subject to successful appeal, our revenues in future periods could be adversely affected. In addition, each of the subcontractors we engaged to assist in the recovery services under our RAC contract are similarly obligated to refund fees that they received from claims that are later overturned on appeal. To the extent any of our subcontractors fail to refund amounts that are due upon an appeals relating to claim that they were responsible for, we may be obligated to pay such amounts directly to CMS, which could have a material impact on our financial position.
Further, in August 2014 CMS offered to pay hospitals 68% of what they have billed Medicare to settle a backlog of pending appeals challenging Medicare’s denials of reimbursement for certain types of short‑term care. The implication of this settlement offer related to claims for which recovery auditors have already been paid under existing RAC contracts remains uncertain at this time. Any payments we are required to make to CMS under our existing RAC contract in connection with such settlement offer may be significant and in excess of the amount we have reserved for appeals, which could have a material negative impact our financial position and liquidity.
The transition rules implemented by CMS in connection with the award of the new RAC contracts and the delays associated with the award of the new RAC contract will have an adverse impact on our revenues.
Our ability to make claims under our existing RAC contract continues to be limited by contract transition rules announced by CMS. During 2014 and 2015, our audit and recovery activities under the RAC contract were entirely suspended or subject to significant restrictions. Such restrictions involve limitations on the types of claims and the amount of medical records requests that we may make, and CMS has generally maintained a long‑running prohibition on requesting medical records from PIP providers. These transition rules had a material adverse effect on our revenues during the year ended December 31, 2015. Our revenues from CMS during the year ended December 31, 2015 were $12.5 million compared to $29.2 million during the year ended December 31, 2014. In addition, the bidding process for the new RAC contracts has been delayed by pre-award protests and litigation regarding certain payment terms that were proposed by CMS in the new RAC contract proposals. As a result of these protests and litigation, on June 2, 2015, CMS announced it had withdrawn requests for bids for the new RAC contracts under the original statement of work proposals and released a new RFP which we are in process of responding to. As a result of the delays in the award of the new RAC contract and the restrictions on our audit activities under the existing contract, reduction in healthcare revenues had a material adverse effect on our revenues for 2015 and we expect this reduction in revenues will continue in 2016. In addition, if we are successful in obtaining a new RAC contract with CMS, we expect there will be an approximate four to six month period until we start to recognize revenue under a new RAC contract after the award is made.
Revenues generated from our three largest clients represented 55% of our revenues for the year ended December 31, 2015, and 57% of our revenues for the year ended December 31, 2014, and any termination of or deterioration in our relationship with any of these clients would result in a decline in our revenues.

We derive a substantial majority of our revenues from a limited number of clients, including the Department of Education, CMS and several GAs. Revenues from our three largest clients represented 55% of our revenues for the year ended December 31, 2015 and 57% of our revenues for the year ended December 31, 2014. All of our contracts with these clients are subject to periodic renewal and re-bidding processes and if we lose one of these clients or if the terms of our relationships with any of these clients become less favorable to us, our revenues would decline, which would harm our business, financial condition and results of operations.
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
Substantially all of our existing contracts for the recovery of student loans and other receivables, which represented approximately 88% of our revenues in 2015 and 83% of our revenues in the year ended December 31, 2014, enable our clients to unilaterally terminate their contractual relationship with us at any time without penalty, potentially leading to loss of business or renegotiation of terms. Further, most of our contracts in these markets allow our clients to unilaterally change the volume of loans and other receivables that are placed with us or the payment terms at any given time. In addition, most of our contracts are not exclusive, with our clients retaining multiple service providers with whom we must compete for placements of loans or other obligations. Therefore, despite our contractual relationships with our clients, our contracts do not provide assurance that we will generate a minimum amount of revenues or that we will receive a specific volume of placements.
Our revenues and operating results would be negatively affected if our student loan and receivables clients, which include four of our five largest clients in 2015 and 2014, reduce the volume of student loan placements provided to us, modify the terms of service, including the success fees we are able to earn upon recovery of defaulted student loans, or any of these clients establish more favorable relationships with our competitors. For example, in 2013 in connection with the Department of Education’s decision to have its recovery vendors promote income‑based repayment, or IBR, to defaulted student loans, the Department of Education unilaterally reduced the contingency fee rate that we receive for rehabilitating student loans by approximately 13%. Further, effective July 1, 2015, the Department of Education implemented a fixed fee of $1,710 payable for each loan that is rehabilitated in place of a recovery fee that historically had been based on a percentage of the balance of the rehabilitated loan.

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
We have historically derived and are likely to continue to derive a significant portion of our revenues from the U.S. federal government. For the year ended December 31, 2015, revenues under contracts with the U.S. federal government accounted for approximately 35% of our total revenues, compared to 46% for the year ended December 31, 2014. In addition, fees payable by the U.S. federal government are expected to become a larger percentage of our total revenues over the next several years as a result of legislation that has transferred responsibility for all new student loan origination to the Department of Education. The continuation and exercise of renewal options on existing government contracts and any new government contracts are, among other things, contingent upon the availability of adequate funding for the applicable federal government agency. Changes in federal government spending could directly affect our financial performance.
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
While the majority of our historical revenues from the student loan market have come from our relationships with the GAs, as a result of SAFRA, the Department of Education will ultimately become the sole source of revenues in this market, although the GAs will continue to service their existing student loan portfolios for many years to come. As a result, over time, and assuming we are successful in entering into a new contract with the Department of Education under the current rebidding process, defaults on student loans originated by the Department of Education will predominate and our ability to maintain the revenues we had previously received from a number of GA clients will depend on our relationship with a single client, the Department of Education. While we have 25 years of experience in performing student loan recovery services for the Department of Education, we were one of 17 unrestricted recovery service providers on the prior Department of Education contract. We are currently subject to a competitive rebidding process for the next contract with the Department of Education. While five other recovery service providers have had their contracts extended by the Department of Education past the original April 2015 expiration date, we did not receive such an extension from the Department of Education. We do not anticipate receiving any new loan placements from the Department of Education until the new contracts are awarded. If our relationship with the Department of Education terminates or deteriorates or if the Department of Education, ultimately as the sole holder of defaulted student loans, requires its contractors to agree to less favorable terms, our revenues would significantly decrease, and our business, financial condition and results of operations would be harmed.
We could lose clients as a result of consolidation among the GAs, which would decrease our revenues.
As a result of SAFRA, which terminated the ability of the GAs to originate government-supported student loans, some have speculated that there may be consolidation among the remaining GAs. This speculation has heightened as a result of the reduction of fees that the GAs will receive for rehabilitating student loans as a result of the Bipartisan Budget Act of 2013. If GAs that are our clients are combined with GAs with whom we do not have a relationship, we could suffer a loss of business. Two of our GA clients were each responsible for more than 10% of our total revenues in the year ended December 31, 2015 and 2014. The consolidation of our GA clients with others and the failure to provide recovery services to the consolidated entity could decrease our revenues, which could negatively impact our business, financial condition and results of operations.
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
We engage subcontractors to provide certain services to our clients. These subcontractors participate to varying degrees in our recovery activities with regards to all of the services we provide. While most of our subcontractors provide specific services to us, we have historically engaged one subcontractor to provide all of the audit and recovery services under our contract with CMS within a portion of our region. In a contract amendment executed in December 2015 we assumed responsibility over their portion in our region. While we believe that we perform appropriate due diligence before we hire subcontractors, our subcontractors may not provide adequate service or otherwise comply with the terms set forth in their agreements. In the event a subcontractor provides deficient performance to one or more of our clients, any such client may reduce the volume of services we are providing under an existing contract or may terminate the relevant contract entirely and we may face claims for breach of contract. Any such disruption in our relations with our clients as a result of services provided by any of our subcontractors could adversely affect our revenues and operating results.
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
Since our initial public offering in August 2012, the price of our common stock, as reported by NASDAQ Global Select Market, has ranged from a low sales price of $1.52 on February 25, 2016 to a high sales price of $14.09 on March 4, 2013. The trading price of our common stock may be significantly affected by various factors, including: quarterly fluctuations in our operating results; the financial projections we may provide to the public, any changes in those projections or our failure to meet those projections; changes in investors’ and analysts’ perception of the business risks and conditions of our business; our ability to meet the earnings estimates and other performance expectations of financial analysts or investors; unfavorable commentary or downgrades of our stock by equity research analysts; changes in our capital structure, such as future issuances of debt or equity securities; lawsuits threatened or filed against us; strategic actions by us or our competitors, such as acquisitions or restructurings; new legislation or regulatory actions; changes in our relationship with any of our significant clients; fluctuations in the stock prices of our peer companies or in stock markets in general; and general economic conditions.
Our significant stockholders have the ability to influence significant corporate activities and our significant stockholders' interests may not coincide with yours.
Parthenon Capital Partners and Invesco Ltd. beneficially owned approximately 27.3% and 19.5% of our common stock, respectively, as of December 31, 2015. As a result of their ownership, Parthenon Capital Partners and Invesco Ltd. have the ability to influence the outcome of matters submitted to a vote of stockholders and, through our board of directors, the ability to influence decision‑making with respect to our business direction and policies. Parthenon Capital Partners and Invesco Ltd. may have interests different from our other stockholders’ interests, and may vote in a manner adverse to those interests. Matters over which Parthenon Capital Partners and Invesco Ltd. can, directly or indirectly, exercise influence include:

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

ITEM 1B. Unresolved Staff Comments
None.
ITEM 2.    Properties
Facilities
As of December 31, 2015, we operated six separate office locations throughout the United States. The largest of these facilities is in Livermore, California and serves as our corporate headquarters, as well as a data center and production location. Our Livermore facility is comprised of approximately 50,291 square feet of space and has a lease expiration of October 2021. We also lease production centers in California, Oregon, Florida and Texas and own a production/data center in Oregon.
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

2012	High	Low
Third Quarter (beginning August 10, 2012)	12.18	9.20
Fourth Quarter	11.84	7.55
2013
First Quarter	14.09	10.06
Second Quarter	13.26	9.25
Third Quarter	12.01	10.27
Fourth Quarter	11.02	9.26
2014
First Quarter	11.56	7.11
Second Quarter	10.32	8.10
Third Quarter	10.97	8.04
Fourth Quarter	9.02	5.95
2015
First Quarter	6.69	3.28
Second Quarter	3.67	2.33
Third Quarter	3.39	2.26
Fourth Quarter	3.29	1.65
On March 14, 2016, the closing price as reported by NASDAQ of our common stock was $1.91 per share.
Stockholders
As of December 31, 2015, we had approximately 14 holders of record of our common stock.
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
Issuer Purchases of Equity Securities
None.

ITEM 6. Selected Financial Data
The selected consolidated balance sheet data as of December 31, 2015 and 2014, and the selected consolidated statements of operations data for each year ended December 31, 2015, 2014 and 2013, have been derived from our audited consolidated financial statements which are included elsewhere in this annual report. The selected consolidated balance sheet data as of December 31, 2012 and 2011, and the selected consolidated statements of operations data for the years ended

December 31, 2012 and 2011 have been derived from our audited consolidated financial statements not included in this annual report. Historical results are not necessarily indicative of future results. You should read the following selected consolidated historical financial data below in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, related notes, and other financial information included in this Annual Report on Form 10-K. The selected consolidated financial data in this section is not intended to replace the consolidated financial statements and is qualified in its entirety by the consolidated financial statements and related notes and schedule included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Consolidated Statement of Operations Data:
Revenues	$159,381	$195,378	$255,302	$210,073	$162,974
Operating expenses:
Salaries and benefits	88,077	93,676	96,762	83,002	67,082
Other operating expense	64,596	74,433	85,671	71,305	49,199
Impairment of trade name	—	—	—	—	13,400
Total operating expenses	152,673	168,109	182,433	154,307	129,681
Income from operations	6,708	27,269	72,869	55,766	33,293
Debt extinguishment costs(1)	—	—	—	(3,679)	—
Interest expense	(8,889)	(10,171)	(11,564)	(12,414)	(13,530)
Interest income	—	1	1	64	125
Income (loss) before provision for income taxes	(2,181)	17,099	61,306	39,737	19,888
Provision for (benefit from) income taxes	(386)	7,699	24,967	16,786	7,516
Net income (loss)	(1,795)	9,400	36,339	22,951	12,372
Accrual for preferred stock dividends	—	—	—	2,038	6,495
Net income (loss) available to common shareholders	$(1,795)	$9,400	$36,339	$20,913	$5,877
Net income (loss) per share attributable to common shareholders(2)
Basic	$(0.04)	$0.19	$0.77	$0.48	$0.14
Diluted	$(0.04)	$0.19	$0.74	$0.44	$0.13
Weighted average shares (in thousands)
Basic	49,415	48,816	47,492	43,985	42,962
Diluted	49,415	49,834	49,386	47,599	45,742

(1)
Represents debt extinguishment costs comprised of approximately $3.3 million of fees paid to lenders in connection with our new credit facility and approximately $0.3 million of unamortized debt issuance costs in connection with our old credit facility.

(2)	Please see Note 1 to our consolidated financial statements for an explanation of the calculations of our basic and diluted net income per share of common stock.

	As of December 31,
	2015	2014	2013	2012	2011
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$71,182	$80,298	$81,909	$37,843	$20,004
Total assets	244,656	262,829	257,260	211,745	182,299
Total debt	94,258	111,795	133,304	147,769	103,383
Total liabilities	150,800	171,657	183,026	187,672	139,756
Redeemable preferred stock	—	—	—	—	58,248
Total stockholders’ (deficit) equity	93,856	91,172	74,234	24,073	(15,705)

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

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Student Lending:
Department of Education	$37,878	$53,211	$51,566
Guaranty Agencies & Other	81,518	85,064	112,142
Total of Student Lending	119,396	138,275	163,708
Healthcare:
CMS RAC	12,490	29,173	66,820
Commercial	7,424	3,353	711
Total of Healthcare	19,914	32,526	67,531
Other	20,071	24,577	24,063
Total Revenues	$159,381	$195,378	$255,302
Student Lending
We derive the majority of our revenues from the recovery of student loans. These revenues are contract-based and consist primarily of contingency fees based on a specified percentage of the amount we enable our clients to recover. Our contingency fee percentage for a particular recovery depends on the type of recovery facilitated. We also receive incremental performance incentives based upon our performance as compared to other contractors with the Department of Education, which are comprised of additional inventory allocation volumes and incentive fees. We are currently subject to a competitive rebidding process for the next contract with the Department of Education. While five other recovery service providers have had their contracts extended by the Department of Education past the original April 2015 expiration date, we did not receive such an extension from the Department of Education. We submitted our proposal for a new contract to the Department of Education in February 2016, but it is uncertain as to when any new contracts will be awarded. We do not anticipate receiving any new loan placements from the Department of Education until the new contracts are awarded. Due to the nine month rehabilitation process for loans placed with us by the Department of Education, there was minimal impact on our revenues in 2015 as a result of not receiving an extension of our current contract. However, the absence of placements of new student loans from the Department of Education since the expiration of our prior contract in April 2015 will have a negative impact on our revenues in 2016.

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

	Year Ended December 31,
	2015	2014	2013
	(dollars in thousands)
Student Lending Placement Volume:
Department of Education	$1,549,595	$2,543,606	$2,526,598
Guaranty Agencies and Other	3,765,049	4,135,797	4,080,887
Total Student Lending Placement Volume	$5,314,644	$6,679,403	$6,607,485
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
For certain guaranty agency, or GA, clients, we have entered into Master Service Agreements, or MSAs. Under these agreements, clients provide their entire inventory of outsourced loans or receivables to us for recovery on an exclusive basis, rather than just a portion, as with traditional contracts that are split among various service providers. In certain circumstances, we engage subcontractors to assist in the recovery of a portion of the client’s portfolio. We also receive success fees for the recovery of loans under MSAs and our revenues under MSA arrangements include fees earned by the activities of our subcontractors. As of December 31, 2015, we had three MSA clients in the student loan market.

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
As a result of the fee reductions from the Department of Education and the GAs discussed above, our revenues from student lending in 2015 were approximately 14% lower than in 2014. Other factors contributing to the reduction in student lending revenues include an increase in the number of student loans eligible for rehabilitation due to income based repayment, which has the effect of reducing the number of loan consolidations which have a shorter payment cycle, and continuing delays in the recognition of some revenues due to additional documentation requirements for income based repayment first imposed during the third quarter of 2014.
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
We are currently involved in a competitive rebidding process for four new RAC contracts with CMS. The timing of new RAC contract awards remains uncertain. The bidding process has been delayed by pre-award protests and litigation regarding certain payment terms that were proposed by CMS in the new RAC contract proposals.
In anticipation of the award of new RAC contracts, beginning in 2013 CMS has adopted a series of contract transition procedures that have restricted our ability to request medical records for audit and has otherwise suspended our ability to perform any audit services for certain periods of time, thus adversely affected our revenues under this contract. In addition to periods of suspended activity, the contract transition rules have limited scope of our permitted audit activities as CMS has generally not permitted audits of PIP providers and has also placed additional restrictions on the types of claims we are permitted to audit and number of medical records we are permitted to request. Although we entered into a contract modification with CMS to extend our auditing services under our existing RAC contract through July 31, 2016, CMS has further restricted the types of reviews and the types of claims subject to audit, which has resulted in a significant reduction in claim recovery volume and revenues from the healthcare market. Revenues in 2015 were lower than 2014; and absent a significant change in the scope of the permitted audit activities, we expect that our revenues from the RAC contract will continue to be significantly lower in 2016.
In connection with our RAC contract, CMS has announced a settlement offer to pay hospitals 68% of what they have billed Medicare to settle a backlog of pending appeals challenging Medicare's denials of reimbursement for certain types of short-term care. The implication of this settlement offer related to claims for which fees have already been paid to recovery auditors under existing RAC contracts is unclear at this time, but we may be obligated to repay certain amounts that we previously received from CMS depending on the final terms of any such settlement. We accrue an estimated liability for appeals based on the amount of commissions received which are subject to appeal and which we estimate are probable of being returned to providers following successful appeal.  The $19.0 million balance as of December 31, 2015, represents our best estimate of the probable amount of we may be required to refund related to appeals of claims for which commissions were previously collected. We estimate that it is reasonably possible that we could be required to pay an additional amount up to approximately $5.4 million as a result of potentially successful appeals in excess of the amount we accrued as of December 31, 2015.
In connection with the award of our initial RAC contract, we outsourced certain aspects of our healthcare recovery process to three different subcontractors. Two of these subcontractors provided a specific service to us in connection with our claims recovery process, with the third subcontractor, whose services were terminated in December 2015, formerly providing all of the audit and recovery services for claims within a portion of our region. We recognize all of the revenues generated by the claims recovered through our subcontractor relationships, and we recognize the fees that we pay to these subcontractors in our expenses.
For our commercial healthcare business, our business strategy is focused on utilizing our technology-enabled services platform to provide audit, recovery and analytical services for private healthcare payors. We have entered into contracts with several private payors, although these contracts are in the early stage of implementation. Revenues from our commercial healthcare clients were $7.4 million for 2015, compared to revenues of $3.4 million that we earned from our commercial healthcare clients in 2014.
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
Client Retention
Our revenues from the student loan market depend on our ability to maintain our contracts with some of the largest providers of student loans. In 2015 and 2014, three providers of student loans each accounted for more than 10% of our revenues and they collectively accounted for 55% and 57%, respectively of our total revenues during such periods. Our contract with the Department of Education, which generated 23.8% of our revenues in 2015, is currently the subject to a competitive bidding process. Our contracts with these clients entitle them to unilaterally terminate their contractual relationship with us at any time without penalty. If we lose one of our significant clients, including if one of our significant clients is consolidated by an entity that does not use our services, if the terms of compensation for our services change or if there is a reduction in the level of placements provided by any of these clients, our revenues could decline.
Our contract with CMS for the recovery of improper Medicare payments began generating significant revenues during 2011 and represented 7.8% and 14.9% of our total revenues for the year, ended December 31, 2015 and December 31, 2014, respectively. Our audit work under our existing RAC contract expired in June 2014, but we have been permitted to resume certain audit work with respect to a limited number of claims pursuant to a contract extension that runs through July 31, 2016. We are currently participating in a competitive bidding process for the next RAC contract. The award of the new RAC contracts has been delayed due in part to a bid protests and related litigation regarding certain payment terms that were proposed by CMS in the new RAC contract proposals. While we believe our performance under the existing agreement and the experience we have gained in performing this contract position us well to renew the agreement, failure to renew the agreement or renewal on substantially less favorable terms could significantly harm our revenues and results of operations.
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
This estimated liability for appeals is an offset to revenues on our income statement. Resolution of appeals can take a very long time to resolve and there is a significant backlog in the system for resolving appeals, as over the course of our existing RAC contract, healthcare providers have increased their pursuit of appeals beyond the first and second levels of appeals to the third level of appeal, where cases are heard by administrative law judges, or ALJs. In our experience, decisions at the third level of appeal are the least favorable as ALJs exercise greater discretion and there is less predictability in the ALJ decisions as compared to appeals at the first or second levels. This increase of ALJ appeals and backlog of claims at the third level of appeal is the primary reason our total estimated liability for appeals (consisting of the estimated liability for appeals plus the contra-accounts-receivable estimated allowance for appeals) has grown from a balance of $16.4 million at December 31, 2013, to $18.6 million at December 31, 2014. The balance of the estimated liability for appeals increased to $19.0 million as of December 31, 2015 primarily due to new accruals for the audits we performed in 2015 for which ALJ appeals are anticipated. In addition to the $19.0 million related to the RAC contract with CMS, the Company has accrued $0.1 million of additional estimated liability for appeals related to other healthcare contracts. The total accrued liability for appeals is therefore $19.1 million at December 31, 2015.
The $19.1 million balance as of December 31, 2015, represents our best estimate of the probable amount of losses related to appeals of claims for which commissions were previously collected. We estimate that it is reasonably possible that we could be required to pay up to an additional approximately $5.4 million as a result of potentially successful appeals. To the extent that required payments by us related to successful appeals exceed the amount accrued, revenues in the applicable period would be reduced by the amount of the excess.
Goodwill
We periodically review the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether an impairment may exist. GAAP requires that goodwill and certain intangible assets not subject to amortization be assessed annually for impairment using fair value measurement techniques.

We assess goodwill for impairment on an annual basis as of December 31 of each year or more frequently if an event occurs or changes in circumstances would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If we can support the conclusion that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then we would not need to perform the two-step impairment test. If we cannot support such a conclusion, or we do not elect to perform the qualitative assessment, then the first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The Company performed a Step 1 impairment assessment as of November 30, 2015 and concluded that it was not necessary to perform a Step 2 impairment assessment. Going forward, the Company intends to perform its assessment of whether it is more likely than not that goodwill fair value is less than its carrying amount in November of each year. The Company performed a qualitative assessment of whether it is more likely than not that goodwill fair value is less than its carrying amount for 2014 and 2013 and concluded that there was no need to perform an impairment test.

Impairments of Depreciable Intangible Assets
The balance of depreciable intangible assets was $ 25.1 million as of December 31, 2015. We evaluate depreciable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Depreciable intangible assets consist of client contracts and related relationships, and are being amortized over their estimated useful life, which is generally 20 years. We evaluate the client contracts intangible at the individual contract level. The recoverability of such assets is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. For the year ended December 31, 2015, an impairment expense of $0.2 million was recognized to account for the loss of a client and it has been included in other operating expenses in the consolidated statements of operations. There was no impairment expense for depreciable intangible assets in 2014 and 2013.
Results of Operations
Year Ended December 31, 2015 compared to the Year Ended December 31, 2014
The following table represents our historical operating results for the periods presented:

	Year Ended December 31,
	2015	2014	$ Change	% Change
	(in thousands)
Consolidated Statements of Operations Data:
Revenues	$159,381	$195,378	$(35,997)	(18)%
Operating expenses:
Salaries and benefits	88,077	93,676	(5,599)	(6)%
Other operating expense	64,596	74,433	(9,837)	(13)%
Total operating expenses	152,673	168,109	(15,436)	(9)%
Income from operations	6,708	27,269	(20,561)	(75)%
Interest expense	(8,889)	(10,171)	1,282	(13)%
Interest income	—	1	(1)	(100)%
Income before provision for income taxes	(2,181)	17,099	(19,280)	(113)%
Provision for income taxes	(386)	7,699	(8,085)	(105)%
Net income (loss)	$(1,795)	$9,400	$(11,195)	(119)%

Revenues
Total revenues were $159.4 million for the year ended December 31, 2015, a decrease of $36.0 million or 18%, compared to total revenues of $195.4 million for the year ended December 31, 2014. The decrease is due to a decline in revenues in both our student lending and healthcare markets.
Student lending revenues were $119.4 million for the year ended December 31, 2015, representing a decrease of $18.9 million, or 14%, compared to the year ended December 31, 2014. This decrease was primarily due to the full year impact of lower rehabilitation fees paid to us by our guaranty agency clients that was effective July 1, 2014 and partial year impact of Department of Education’s rehabilitation fee decreases that became effective July 1, 2015.  The reduction in rehabilitation fees is due to the Bipartisan Budget Act of 2013 that became effective July 1, 2014 which reduces what guaranty agencies can charge borrowers.
Healthcare revenues were $19.9 million for the year ended December 31, 2015, representing a decrease of $12.6 million, or 39%, compared to the year ended December 31, 2014. This decrease was due primarily to reduced audit activity in 2015 as the result of the wind-down of our current RAC contract, resulting in substantially reduced levels of permitted healthcare audit and recovery activities.
Salaries and Benefits
Salaries and benefits expense was $88.1 million for the year ended December 31, 2015, a decrease of $5.6 million, or 6%, compared to salaries and benefits expense of $93.7 million for the year ended December 31, 2014. The decrease in salaries and benefits expense was primarily due to a reduction in headcount during 2015.
Other Operating Expense
Other operating expense was $64.6 million for the year ended December 31, 2015, a decrease of $9.8 million, or 13%, compared to other operating expense of $74.4 million for the year ended December 31, 2014. The decrease in other operating expenses was primarily due to lower third party collection fees and lower outside services and collections costs resulting from the wind-down of our current RAC contract, which was offset by approximately $3.3 million in transaction expenses associated with a contemplated acquisition that did not occur.
Income from Operations
As a result of the factors described above, income from operations was $6.7 million for the year ended December 31, 2015, compared to $27.3 million for the year ended December 31, 2014, representing a decrease of $20.6 million, or 75%.
Interest Expense
Interest expense was $8.9 million for the year ended December 31, 2015 compared to $10.2 million for the year ended December 31, 2014, representing a decrease of 13%. Interest expense decreased due to repayments of principal under our credit agreement, resulting in a lower outstanding balance during 2015.
Income Taxes
The income tax benefit was was $0.4 million for the year ended December 31, 2015 compared to an income tax expense of $7.7 million for the year ended December 31, 2014, representing a decrease of 105%, consistent with the decrease in income before provision for income taxes. Our effective income tax rate decreased to 18% for the year ended December 31, 2015 from 45% for the year ended December 31, 2014. The decrease in the effective tax rate is primarily the result of the loss from operations incurred in 2015 compared to the income from operations in 2014 and the resulting impact of the state income tax expense accrued in 2015 related to state income tax expense accrued on income from operations that is taxed in separate state jurisdictions.
Net Income
As a result of the factors described above, net loss was $1.8 million for the year ended December 31, 2015, which represents a decrease of $11.2 million compared to net income of $9.4 million for the year ended December 31, 2014.
Year Ended December 31, 2014 compared to the Year Ended December 31, 2013
The following table presents our historical operating results for the periods presented:

	Year Ended December 31,
	2014	2013	$ Change	% Change
	(in thousands)
Consolidated Statements of Operations Data:
Revenues	$195,378	$255,302	$(59,924)	(23)%
Operating expenses:
Salaries and benefits	93,676	96,762	(3,086)	(3)%
Other operating expense	74,433	85,671	(11,238)	(13)%
Total operating expenses	168,109	182,433	(14,324)	(8)%
Income from operations	27,269	72,869	(45,600)	(63)%
Interest expense	(10,171)	(11,564)	1,393	(12)%
Interest income	1	1	—	—%
Income before provision for income taxes	17,099	61,306	(44,207)	(72)%
Provision for income taxes	7,699	24,967	(17,268)	(69)%
Net income	9,400	36,339	(26,939)	(74)%

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
Liquidity and Capital Resources
Our principal sources of liquidity are cash flows from operations and borrowings under our credit agreement. Cash and cash equivalents, which totaled $71.2 million as of December 31, 2015, consist primarily of cash on deposit with banks. We expect that operating cash flows will continue to be a primary source of liquidity for our operating needs. There are currently no borrowings outstanding under our revolving credit facility. There are $2.0 million letters of credit which reduces our available line of credit of $11.0 million. Due to our operating cash flows and our existing cash and cash equivalents and our ability to restructure both our variable and fixed expenses, we believe that we have the ability to meet our working capital and capital expenditure needs through the second quarter of 2017.

The $9.1 million decrease in the balance of our cash and cash equivalents at December 31, 2015 compared with December 31, 2014 was primarily due to cash generated from operations of $16.2 million during 2015, offset by principal repayments of $17.5 million on our long-term debt and $7.9 million of capital expenditures.

This report corrects an error in our earnings press release dated on February 25, 2016 with respect to the presentation of the Statement of Cash Flows for year ended December 31, 2015.  The earnings press release presented net cash provided by operating activities of $16.7 million, and net cash used in financing activities of $19.2 million.  The correct amounts presented in this report reflect net cash provided by operating activities of $16.2 million and net cash used in financing activities of $18.7 million.  The net decrease in cash and cash equivalents of $9.1 million did not change as the result of the error, and the error did not impact any of the other amounts in the unaudited consolidated financial statements reported in the earnings press release.
The following table presents information regarding our cash flows for the years ended December 31, 2015, 2014 and 2013:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Net cash provided by operating activities	$16,171	$27,866	$61,206
Net cash used in investing activities	(6,627)	(10,146)	(12,503)
Net cash used in financing activities	(18,691)	(19,331)	(4,637)
Cash flows from operating activities
Operating activities provided $16.2 million of cash during the year ended December 31, 2015, representing a decrease of $11.7 million, compared to cash provided by operating activities of $27.9 million for the year ended December 31, 2014, primarily due to a reduction of net income from $9.4 million to a net loss of $1.8 million in 2015, an increase in net payable to client of $2.3 million, collection of trade receivables of $2.9 million and an increase in our income tax receivables and payables of $5.3 million and a decrease in other prepaid expenses. These items were partially offset by various working capital fluctuations such as an increase in the estimated liability for appeals of $0.5 million associated with our RAC contract with CMS and a decrease in accrued salaries and benefits.

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

Operating activities provided $61.2 million of cash during the year ended December 31, 2013, an increase of $24.2million, compared to cash provided by operating activities of $37.0 million for the year ended December 31, 2012, primarilydue to net income of $36.3 million, an increase in the estimated liability for appeals of $10.9 million associated with our RAC contract with CMS, collection of trade receivables of $3.4 million, and an increase in accrued salaries and benefits of $2.5million. These items were partially offset by various working capital fluctuations such as a decrease in other current liabilities and deferred revenue. The estimated liability for appeals for revenue associated with CMS totaled $15.3 million in 2013,compared $4.4 million in 2012, due to higher claim recovery volumes under our RAC contract with CMS.
Cash flows from investing activities
Investing activities resulted in cash outflow of $6.6 million during the year ended December 31, 2015. The primary uses of cash associated with investing activities were $7.9 million for capital expenditures related to to information technology, data storage, hardware, furniture and equipment and security enhancements to our proprietary software, which was offset by proceeds from a sale of land for $1.3 million.

We used $10.1 million and $12.5 million of cash in investment activities for the purchase of property, equipment and leasehold improvements during the years ended December 31, 2014 and 2013, respectively, primarily for investments in information technology, data storage, hardware, telecommunication systems and security enhancements to our proprietary software.

Cash flows from financing activities
Cash used in financing activities of $18.7 million during the year ended December 31, 2015 was primarily due to the repayment of principal on outstanding debt and other contractual obligations of $18.7 million.

Cash used in financing activities of $19.3 million during the year ended December 31, 2014 was primarily due to the repayment of principal on outstanding debt and other contractual obligations of $22.5 million . This was partially offset by an income tax benefit of $3.2 million associated with the exercise of employee stock options, and $0.6 million in proceeds received from the exercise of employee stock options.

Cash used in financing activities of $4.6 million in 2013 was due to the repayment of principal on outstanding debt and other contractual obligations of $15.5 million, offset by an income tax benefit of $9.1 million associated with the exercise of employee stock options, and $1.8 million in proceeds received from the exercise of employee stock options.

Estimated liability for appeals and Net payable to client
The December 31, 2015 balances of $19.1 million and $14.4 million for the Estimated liability for appeals and the Net payable to client, respectively, represent obligations that we expect to pay in the near term, although it is difficult to predict the precise timing of the associated cash outflows as they are dependent on the processing and resolution of audit appeals.
Long-term Debt
On March 19, 2012, we, through our wholly owned subsidiary, entered into a $147.5 million credit agreement, as amended and restated, with Madison Capital Funding LLC as administrative agent, ING Capital LLC as syndication agent, and other lenders party thereto. The senior credit facility consists of (i) a $57.0 million term A loan that matures in March 2017, (ii) a $79.5 million term B loan that matures in March 2018, and (iii) a $11.0 million revolving credit facility that expires in March 2017. On June 28, 2012, we amended the credit agreement to increase the amount of our borrowings under our term B loan by $19.5 million. On each of November 4, 2014, January 28, 2015 and February 19, 2016, we further amended the credit agreement to modify a number of existing covenants and add certain new covenants.
All borrowings under the credit agreement bear interest at a rate per annum equal to an applicable margin plus, at our option, either (i) a base rate determined by reference to the highest of (a) the prime rate published in the Wall Street Journal or another national publication, (b) the federal funds rate plus 0.5%, (c) the sum of (A) the 1-month LIBOR rate and (B) the difference between the then effective applicable margins for LIBOR loans and base rate loans and (d) 2.5% or (ii) a LIBOR rate determined by reference to the highest of (a) a LIBOR rate published in Reuters or another national publication and (b) 1.5%. The term A loan and the revolving credit facility have an applicable margin of 5.75% for base rate loans and 6.75% for LIBOR rate loans, in each case based on a total debt to EBITDA ratio of less than 4.00 to 1.00. The term B loan (including the incremental term B loan) has an applicable margin of 6.25% for base rate loans and 7.25% for LIBOR rate loans. Interest is due at the end of each month for base rate loans and at the end of each LIBOR period for LIBOR rate loans unless the LIBOR period is greater than 3 months, in which case interest is due at the last day of each 3-month interval of such LIBOR period.
The credit agreement requires us to prepay the two term loans on a prorated basis and then to prepay the revolving credit facility under certain circumstances: (i) with 100% of the net cash proceeds of any asset sale or other disposition of assets by us or our subsidiaries where the net cash proceeds exceed $1 million and (ii) with a percentage of our annual excess cash flow each year where such percentage ranges from 25%-75% depending on our total debt to EBITDA ratio reduced by any voluntary prepayments that are made on our term loans during the same period, unless we elect to apply voluntary prepayments in the inverse order of maturity, in which case only voluntary prepayments in excess of $10 million shall reduce the amount of excess cash flow we are required to prepay. With respect to (ii) above, in May 2015 and May 2014, the Company made payments of $7.0 million and $11.5 million, respectively, to the lenders. In addition, the Company made a prepayment of $1.3 million to the lenders in July 2015 for the sale of land in San Angelo, TX.
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
The credit agreement also requires us to meet certain financial covenants, including maintaining (i) a fixed charge coverage ratio, (ii) a total debt to EBITDA ratio, (iii) an interest coverage ratio, (iv) a minimum EBITDA amount,(v) a minimum required adjusted cash amount, and (vi) maximum capital expenditures, as such terms are defined in our credit agreement. These financial covenants are tested at the end of each year, quarter or month, as applicable. The table below further describes these financial covenants, as well as our current status under these covenants as of December 31, 2015.

Financial Covenant	Covenant Requirement	Actual Ratio at December 31, 2015
Fixed charge coverage ratio (minimum)[1]	N/A	N/A
Total debt to EBITDA ratio (maximum)[2]	5.0 to 1.0	3.25
Interest coverage ratio (minimum)[3]	2.25 to 1.0	3.79
EBITDA (minimum)[4]	$20,000,000	$29,002,000
Required Adjusted Cash Amount (minimum)[5]	$35,000,000	$48,969,000
Capital Expenditures[6]	$12,500,000	$7,895,000
________
(1) The fixed charge coverage ratio will apply to the computation periods ending September 30, 2017, and each computation period thereafter.
(2) The total EBITDA ratio will adjust in future periods.
(3) The interest coverage ratio applies through computation period ending June 30, 2017 and will adjust in future periods.
(4) This requirement is effective through June 30, 2016.
(5) This requirement adjusts to $10,000,000 through September 30, 2016.
(6) This requirement is an annual limitation and adjusts to $8,000,000 for the years ending December 31, 2016 and December 31, 2017.

Pursuant to the most recent amendment to the credit agreement on February 19, 2016, our financial covenants were modified as follows:

•
the annual capital expenditure limitation of $12.5 million, which was in effect for the year ending December 31, 2016, has been revised to be $8 million for the years ending December 31, 2016 and December 31, 2017;

•	the total debt to EBITDA ratio of 3.25 to1.0, which was in effect for the computation periods ending as of March 31, 2017 and June 30, 2017, has been revised to be 4.75 to 1.0 for those periods;

•
the interest coverage ratio of 2.50 to 1.0, which was in effect for the computation period ending as of December 31, 2016, has been revised to be 2.0 to 1.0 for the computation period ending as of December 31, 2016 and 1.75 to 1.0 for the computation periods ending as March 31, 2017 and June 30, 2017;

•
the fixed charge coverage ratio of 1.20 to1.0, which was in effect for the quarterly computation periods under the credit agreement ending as of March 31, 2017 through December 31, 2017, has been revised to apply only to the computation periods ending as September 30, 2017 and December 31, 2017;

•
the required minimum adjusted cash balance of $30.0 million, which was in effect from March 31, 2016 through December 31, 2016, has been revised to be $10.0 million from March 31, 2016 through September 30, 2016; and

•	the minimum trailing twelve month EBITDA of $20.0 million, which was in effect from March 31, 2016 through December 31, 2016, has been revised by shortening such period to extend until June 30, 2016.
In connection with the most recent amendment, we voluntarily prepaid $22.5 million under the credit agreement, which was applied ratably to the Term A loan and the Term B loan. In addition, we deposited $7.5 million into a deposit account which is subject to the exclusive control of the Agent. These funds will be remitted to the Agent for application to the term loans or other obligations, as applicable, under the credit agreement on the earlier to occur of (i) September 30, 2016 (or such later date not more than thirty (30) days thereafter as may be agreed by Agent in its sole discretion) and (ii) the occurrence and continuation of an event of default; however, all or a portion of these funds may also be returned to us if the Agent and the requisite lenders under the credit agreement elect otherwise in their sole discretion.
Due to delays in the award of the new contracts by CMS and the Department of Education, significant limitations on our audit and recovery activity during the CMS contract transition period, suspension of student loan placements to us from the Department of Education during the contract transition period and recovery fee reductions in the student lending market, we have been actively restructuring both our variable and fixed expenses consistent with our reduced operations and in order to maintain compliance with our debt covenants. Our current financial projections show that we expect to be able to maintain compliance with our covenants through the second quarter of 2017. However, the factors noted above have had and, until resolved, will continue to have a significant negative effect on our revenues and earnings and our ability to continue to comply with our covenants. Accordingly, we expect to seek further modifications to the covenants from our lenders or refinance our indebtedness. Our inability to maintain long-term compliance with our debt covenants, or to refinance or restructure the terms of our indebtedness on commercially reasonable terms or at all, would have an adverse effect, which could be material on our business, financial condition and results of operations, as well as our ability to satisfy our debt obligations.
In addition, due to the delays in the award of the new contracts from the Department of Education and CMS, we implemented cost and expense reductions during 2015, that included a significant reduction in personnel. To the extent we are able to secure new contracts with the Department of Education or CMS, we will incur significant expenses to hire additional personnel that will be required to provide services under any such new contract that may require us to obtain additional financing. There can be no assurance that we will be able to obtain such financing on favorable terms, or at all.

Contractual Obligations
The following summarizes our contractual obligations as of December 31, 2015:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-Term Debt Obligations	$94,258	$9,076	$85,182	$—	$—
Interest Payments	13,440	6,540	6,900	—	—
Operating Lease Obligations	6,931	2,201	2,706	1,714	310
Purchase Obligations	6,300	5,782	518	—	—
Total	$120,929	$23,599	$95,306	$1,714	$310

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
The following tables present a reconciliation of adjusted EBITDA and adjusted net income for the years ended December 31, 2015, 2014 and 2013 to actual net income for these periods:

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net income (loss)	$(1,795)	$9,400	$36,339
Provision for (benefit from) income taxes	(386)	7,699	24,967
Gain on sale of land (6)	(636)	—	—
Interest expense	8,889	10,171	11,564
Interest income	—	(1)	(1)
Transaction expenses (1)	3,270	1,276	2,893
Restructuring and other expenses (4)	1,079	—	—
Depreciation and amortization	13,368	12,450	10,655
Stock based compensation	5,009	3,707	2,994
Adjusted EBITDA	$28,798	$44,702	$89,411

	Year Ended December 31,
	2015	2014	2013
	(in thousands)
Reconciliation of Adjusted Net Income:
Net income (loss)	$(1,795)	$9,400	$36,339
Gain on sale of land (6)	(636)	—	—
Transaction expenses (1)	3,270	1,276	2,893
Stock based compensation	5,009	3,707	2,994
Amortization of intangibles (2)	4,026	3,737	3,731
Deferred financing amortization costs (3)	1,191	1,055	1,125
Restructuring and other expenses (4)	1,079	—	—
Tax adjustments (5)	(5,576)	(3,910)	(4,297)
Adjusted Net Income	$6,568	$15,265	$42,785

(1)	Represents direct and incremental costs associated with expenses incurred in 2015 for a potential acquisition and related financing.

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

Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued an ASU that amends the FASB ASC by creating a new Topic 606, Revenue from Contracts with Customers. The new guidance will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance on revenue recognition throughout the Industry Topics of the Codification. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:
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
In August 2014, the FASB issued Accounting Standards Update No. 2014-15, “Presentation of Financial Statements - Going Concern”, which addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known, and reasonably knowable, at the date that the financial statements are issued. This new guidance will be effective for the first interim period within annual reporting periods beginning after December 31, 2016 with early adoption permitted. We have not adopted this guidance early and are currently evaluating the effect on our consolidated financial statements.
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
In November 2015, the FASB issued ASU 2015-17, “Income Taxes: Balance Sheet Classification of Deferred Taxes” which simplifies the current presentation of separately classifying deferred tax assets and deferred tax liabilities as current and noncurrent in a classified balance sheet by requiring companies to present them as noncurrent. This new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within such annual reporting periods with early adoption permitted. We have not adopted this guidance early and are currently evaluating the effect on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases”, which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. This new guidance is effective for annual reporting periods beginning after December 15, 2018 with early adoption permitted. We have not adopted this guidance early and are currently evaluating the effect on the Company’s consolidated financial statements.

ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk
We do not hold or issue financial instruments for trading purposes. We conduct all of our business in U.S. currency and therefore do not have any direct foreign currency risk. We do have exposure to changes in interest rates with respect to the borrowings under our senior secured credit facility, which bear interest at a variable rate based on the prime rate or LIBOR. For example, if the interest rate on our borrowings increased 100 basis points (1%) from the credit facility floor of 1.5%, our annual interest expense would increase by approximately $0.9 million.
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
Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of the fiscal year covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were functioning effectively at the reasonable assurance level as of December 31, 2015.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with United States Generally Accepted Accounting Principles (“US GAAP”). Under the supervision of, and with the participation of our Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of internal control over financial reporting as of December 31, 2015. The criteria established in “Internal Control Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) were updated in May 2013, when COSO issued an updated framework (the "2013 COSO Framework"). Management based its assessment on the criteria established in the 2013 COSO Framework. Based on this evaluation, management concluded that its internal control over financial reporting was effective as of December 31, 2015.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the year ended December 31, 2015, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than those noted above.
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

10.15	2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed March 13, 2015)

10.16
Amendment No. 1 to Credit Agreement dated as of March 19, 2012, by and among DCS Business Services, Inc., the Lenders party thereto, Madison Capital Funding LLC,and ING Capital (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed March 13, 2015)

10.17
Amendment No. 2 Credit Agreement, dated as of November 4 2014, by and among Performant Business Services, Inc., the Lenders party thereto, and Madison Capital Funding LLC. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed November 10, 2014)

10.18
Amendment No. 4 to Credit Agreement, dated as of February 19, 2016, by and among Performant Business Services, Inc., the Lenders party hereto, and Madison Capital Funding LLC.(incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 25, 2016)

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

We have audited the accompanying consolidated balance sheets of Performant Financial Corporation and subsidiaries as of December 31, 2015 and 2014, the related consolidated statements of operations, consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2015, and the related Schedule II for the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements and Schedule II referred to above present fairly, in all material respects, the financial position of Performant Financial Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
San Francisco, California
March 15, 2016

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except per share amounts)

Assets	December 31, 2015	December 31, 2014
Current assets:
Cash and cash equivalents	$71,182	$80,298
Trade accounts receivable, net of allowance for doubtful accounts of $386 and $32, respectively	17,965	15,047
Deferred income taxes	7,170	7,605
Prepaid expenses and other current assets	12,933	12,559
Income tax receivable	—	4,394
Debt issuance costs, current portion	1,078	986
Total current assets	110,328	120,889
Property, equipment, and leasehold improvements, net	25,515	27,647
Identifiable intangible assets, net	25,074	29,093
Goodwill	82,522	82,522
Debt issuance costs, net of current portion	1,038	2,456
Other assets	179	222
Total assets	$244,656	$262,829
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of notes payable	$9,076	$9,820
Accrued salaries and benefits	4,761	5,380
Accounts payable	929	1,370
Other current liabilities	5,615	8,452
Income taxes payable	895	—
Estimated liability for appeals	19,118	18,625
Net payable to client	14,400	12,110
Total current liabilities	54,794	55,757
Notes payable, net of current portion	85,182	101,975
Deferred income taxes	8,818	11,666
Other liabilities	2,006	2,259
Total liabilities	150,800	171,657
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized, 500,000 shares at December 31, 2015 and 2014, respectively; issued and outstanding, 49,479 and 49,350 shares at December 31, 2015 and 2014, respectively	5	5
Additional paid-in capital	61,808	57,329
Retained earnings	32,043	33,838
Total stockholders’ equity	93,856	91,172
Total liabilities and stockholders’ equity	$244,656	$262,829
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)

	For the Years Ended December 31,
	2015	2014	2013
Revenues	$159,381	$195,378	$255,302
Operating expenses:
Salaries and benefits	88,077	93,676	96,762
Other operating expenses	64,596	74,433	85,671
Total operating expenses	152,673	168,109	182,433
Income from operations	6,708	27,269	72,869
Interest expense	(8,889)	(10,171)	(11,564)
Interest income	—	1	1
Income (loss) before provision for (benefit from) income taxes	(2,181)	17,099	61,306
Provision for (benefit from) income taxes	(386)	7,699	24,967
Net income (loss)	$(1,795)	$9,400	$36,339

Net income per share attributable to common shareholders (see Note 1)
Basic	$(0.04)	$0.19	$0.77
Diluted	$(0.04)	$0.19	$0.74
Weighted average shares (see Note 1)
Basic	49,415	48,816	47,492
Diluted	49,415	49,834	49,386
 See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)

	For the Years Ended December 31,
	2015	2014	2013
Net income (loss)	$(1,795)	$9,400	$36,339
Other comprehensive income:
Foreign currency translation adjustment	31	—	—
Comprehensive income (loss)	$(1,764)	$9,400	$36,339
 See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2015, 2014 and 2013
(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Total
	Shares	Amount
Balance, December 31, 2012	45,392	$4	$35,970	$(11,901)	$24,073
Exercise of stock options	2,924	1	1,767	—	1,768
Stock-based compensation expense	—	—	2,994	—	2,994
Income tax benefit from employee stock options	—	—	9,060	—	9,060
Net income	—	—	—	36,339	36,339
Balance, December 31, 2013	48,316	5	49,791	24,438	74,234
Exercise of stock options	1,034	—	610	—	610
Stock-based compensation expense	—	—	3,707	—	3,707
Income tax benefit from employee stock options	—	—	3,221	—	3,221
Net income	—	—	—	9,400	9,400
Balance, December 31, 2014	49,350	5	57,329	33,838	91,172
Common stock issued under stock plans, net of shares withheld for employee taxes	129	—	(54)	—	(54)
Stock-based compensation expense	—	—	5,009	—	5,009
Income tax (shortfall) from employee stock awards	—	—	(507)	—	(507)
Other comprehensive income	—	—	31	—	31
Net loss	—	—	—	(1,795)	(1,795)
Balance, December 31, 2015	49,479	$5	$61,808	$32,043	$93,856

See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$(1,795)	$9,400	$36,339
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Gain) loss on disposal of assets	(585)	33	1
Depreciation and amortization	13,368	12,450	10,655
Deferred income taxes	(2,943)	(1,703)	(1,708)
Stock-based compensation	5,009	3,707	2,994
Interest expense from debt issuance costs and amortization of discount note payable	1,242	1,177	1,247
Changes in operating assets and liabilities:
Trade accounts receivable	(2,918)	4,602	3,395
Prepaid expenses and other current assets	(374)	(8,159)	(1,524)
Income tax receivable	4,394	(4,394)	—
Other assets	174	57	451
Accrued salaries and benefits	(619)	(6,446)	2,538
Accounts payable	(441)	(1,013)	980
Other current liabilities	(1,766)	1,873	(2,941)
Income taxes payable	895	(103)	(327)
Deferred revenue	—	—	(2,187)
Estimated liability for appeals	493	3,342	10,905
Net payable to client	2,290	12,110	—
Other liabilities	(253)	933	388
Net cash provided by operating activities	16,171	27,866	61,206
Cash flows from investing activities:
Proceeds from sale of property, equipment, and leasehold improvements	1,268	—	—
Purchase of property, equipment, and leasehold improvements	(7,895)	(10,146)	(12,503)
Net cash used in investing activities	(6,627)	(10,146)	(12,503)
Cash flows from financing activities:
Repayment of notes payable	(17,537)	(21,509)	(14,465)
Debt issuance costs paid	—	(653)	—
Taxes paid related to net share settlement of stock awards	(90)	—	—
Proceeds from exercise of stock options	37	610	1,768
Income tax benefit from employee stock awards	22	3,221	9,060
Payment of purchase obligation	(1,123)	(1,000)	(1,000)
Net cash used in financing activities	(18,691)	(19,331)	(4,637)
Effect of foreign currency exchange rate changes on cash	31	—	—
Net increase (decrease) in cash and cash equivalents	(9,116)	(1,611)	44,066
Cash and cash equivalents at beginning of year	80,298	81,909	37,843
Cash and cash equivalents at end of year	$71,182	$80,298	$81,909
Supplemental disclosures of cash flow information:
Cash paid (received) for income taxes	$(2,726)	$10,185	$17,396
Cash paid for interest	$7,650	$8,978	$10,294

See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013

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
The accompanying consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles, or U.S. GAAP. The Company consolidates entities in which it has controlling financial interest, and as of December 31, 2015, all of the Company’s subsidiaries are 100% owned. All significant intercompany balances and transactions have been eliminated in consolidation.

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

(d)	Cash and Cash Equivalents
Cash and cash equivalents include demand deposits and highly liquid debt instruments with original maturities of three months or less when purchased. These investments can include money market funds that invest in highly liquid U.S. government and agency obligations, certificates of deposit, bankers’ acceptances, and commercial paper.
The Company collects monies on behalf of its clients. Cash is often held on behalf of the clients in various trust accounts and is subsequently remitted to the clients based on contractual agreements. Cash held in these trust accounts for contracting agencies is not included in the Company’s assets (Note 11(a)).

(e)	Hosted Service Installation and Implementation Deliverables
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

(f)	Property, Equipment, and Leasehold Improvements
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

(g)	Goodwill and Other Intangible Assets
Goodwill represents the excess of purchase price and related costs over the fair value assigned to the net assets of businesses acquired. Goodwill is not amortized, but instead is reviewed for impairment at least annually. Impairment is the condition that exists when the carrying amount of goodwill is not recoverable and its carrying amount exceeds its fair value.
The Company performed a Step 1 impairment assessment as of November 30, 2015 and concluded that it was not necessary to perform a Step 2 impairment assessment. Going forward, the Company intends to perform its assessment of whether it is more likely than not that goodwill fair value is less than its carrying amount in November of each year, one month earlier than the December date that had previously been in effect. The reason the date was moved from December 31 to November 30 is to allow the Company more time to evaluate its assessment prior to reporting its results. The Company performed a qualitative assessment of whether it is more likely than not that goodwill fair value is less than its carrying amount for 2014 and 2013 and concluded that there was no need to perform an impairment test.
Identifiable intangible assets consist of customer contracts and related relationships, a perpetual license, and covenants not to compete. Customer contracts and related relationships are amortized over their estimated useful life of 4 to 20 years. The perpetual license is amortized over its estimated useful life of 5 years.

(h)	Impairment of Long-Lived Assets
Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. For the year ended December 31, 2015, an impairment expense of $0.2 million was recognized to account for the loss of a client and it has been included in the other operating expenses in the consolidated statements of operations. The Company did not recognize an impairment expense for intangible assets in 2014 and 2013.

(i)	System Developments
The Company follows the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Subtopic 350-40, Internal-Use Software, which specifies that costs incurred during the application stage of development should be capitalized. All other costs are expensed as incurred. During 2015, 2014 and 2013, costs of $7.0 million, $7.2 million and $4.9 million respectively, were capitalized for projects in the application stage of development, with depreciation expense of $4.8 million, $4.0 million and $2.6 million respectively, for completed projects.

(j)	Debt Issuance Costs
Debt issuance costs represent loan and legal fees paid in connection with the issuance of long-term debt. Debt issuance costs are amortized to interest expense in accordance with key terms of the notes as amended.

(k)	Revenues, Accounts Receivable, and Estimated Liability for Appeals
Revenue is recognized upon the collection of defaulted loan and debt payments. Loan rehabilitation revenue is recognized when the rehabilitated loans are sold (funded) by clients. Incentive revenue is recognized upon receipt of official notification of incentive award from customers. Under the Company’s RAC contract with CMS, the Company recognizes revenues when the healthcare provider has paid CMS for a given claim or has agreed to an offset against other claims by the provider. Providers have the right to appeal a claim and may pursue additional appeals if the initial appeal is found in favor of CMS. The Company accrues an estimated liability for appeals at the time revenue is recognized based on the Company's estimate of the amount of revenue probable of being refunded to CMS following successful appeal. In addition, if the Company's estimate of the liability for appeals with respect to revenues recognized during a prior period changes, the Company increases or decreases current period accruals based on such change in estimated liability. At December 31, 2015, a total of $19.0 million was presented as an allowance against revenue, representing the Company’s estimate of claims that may be overturned. Of this amount, $0.0 million was related to amounts in accounts receivable and $19.0 million was related to commissions which had already been received. The zero allowance against accounts receivable at December 31, 2015 is due to the fact that the receivable from CMS is netted against an offsetting payable for overturned audits, and at December 31, 2015, the amount of the payable exceeded the amount of the receivable as discussed in note 1(l). In addition to the $19.0 million related to the RAC contract with CMS, the Company has accrued $0.1 million of additional estimated liability for appeals related to other healthcare contracts. The total accrued liability for appeals of $19.1 million has therefore been presented in the caption estimated liability for appeals at December 31, 2015.  Similarly, at December 31, 2014, the total appeals-related liability was $18.6 million, comprised of an estimated liability for appeals of $18.6 million. The $19.1 million balance at December 31, 2015 and the $18.6 million balance as of December 31, 2014, represents the Company’s best estimate of the probable amount of losses related to appeals of claims for which commissions were previously collected. In addition to the $19.1 million amount accrued at December 31, 2015, the Company estimates that it is reasonably possible that it could be required to pay an additional amount up to approximately $5.4 million as a result of potentially successful appeals. To the extent that required payments by the Company exceed the amount accrued, revenues in the applicable period would be reduced by the amount of the excess.
For the year ended December 31, 2015, the Company had 3 clients whose individual revenues exceeded 10% of the Company’s total revenues. The dollar amount and percent of total revenue of each of the 3 clients is summarized in the table below (in thousands):

Rank	2015 Revenue	Percent of total revenue
1	$37,878	23.8%
2	31,709	19.9%
3	17,696	11.1%
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
Revenue from the largest three customers was 55%, 57% and 63% of total revenue in 2015, 2014 and 2013, respectively. Accounts receivable due from these three customers were 54%, 39% and 59% of total trade receivables at December 31, 2015, 2014 and 2013, respectively. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company determines the allowance for doubtful accounts by specific identification. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts was $0.4 million and $0.0 million for December 31, 2015 and December 31, 2014, respectively.

(l)	Net Payable to Client
The Company nets outstanding accounts receivable invoices from an audit & recovery contract against payables for overturned audits. The overturned audits are netted against current fees due on the invoice to the client when they are processed by the client’s system. The "Net payable to client" balance of $14.4 million represents the excess of payables of $15.4 million for overturned audits offset by outstanding accounts receivable of $1.0 million at December 31, 2015. At December 31, 2014, the “Net payable to client” balance of $12.1 million represents the excess of payables of $14.2 million for overturned audits offset by outstanding accounts receivable of $2.1 million.

(m)	Prepaid Expenses and Other Current Assets
At December 31, 2015, Prepaid expenses and other current assets includes $5.7 million of amounts estimated to become due from subcontractors. The Company employs subcontractors to audit claims as part of an audit & recovery contract, and to the extent that audits by these subcontractors are overturned on appeal, the fees associated with such claims are contractually refundable to the Company. At December 31, 2015, the receivable associated with estimated future overturns of subcontractor audits was $5.7 million. In addition, at December 31, 2015, Prepaid expenses and other current assets includes a net receivable of $3.8 million for subcontractor fees for already overturned audits refundable to the Company once the Company refunds its fees to the client as prime contractor. By comparison, at December 31, 2014, the receivable associated with the estimated future overturns of subcontractor audits was $5.6 million, and the receivable for subcontractor fees for already overturned audits refundable to the Company once the Company refunds its fees to the client as prime contractor was $3.0 million.

(n)	Legal Expenses
The Company recognizes legal fees related to litigation as they are incurred.

 (o) Comprehensive Income

The Company has a single component of comprehensive income on the Consolidated Statements of Comprehensive Income related to foreign currency translation adjustments for its subsidiary Performant Europe Ltd. as of December 31, 2015. The Company had no components of comprehensive income other than its net income in 2014 and 2013.

(p)	Fair Value of Financial Instruments
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

(q)	Income Taxes
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
FASB ASC Topic 718 also requires that excess tax benefits recognized in equity related to stock option exercises are reflected as financing cash inflows. The Company recognized an income tax shortfall resulting from the exercise of stock options in 2015 of $0.5 million. The Company recognized income tax benefits resulting from the exercise of stock options in 2014 and 2013 of $3.2 million and $9.1 million, respectively.

(s)	Earnings per Share
For the years ended December 31, 2015, 2014, and 2013, basic earnings per share is calculated by dividing net income available to common shareholders by the sum of the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of common shares and dilutive common shares equivalents outstanding during the period. The Company’s common share equivalents consist of stock options, restricted stock units, and performance stock units.
The following table reconciles the basic to diluted weighted average shares outstanding using the treasury stock method (shares in thousands):

	Years Ended December 31,
	2015	2014	2013
Weighted average shares outstanding – basic	49,415	48,816	47,492
Dilutive effect of stock options	—	1,018	1,894
Weighted average shares outstanding – diluted	49,415	49,834	49,386

The following table shows the number of shares of Common Stock subject to options and restricted stock awards that were outstanding for the years ended December 2015, 2014 and 2013, which were not included in the net income per diluted share calculation because to do so would have been anti-dilutive:

	Years Ended December 31,
	2015	2014	2013
Number of shares	4,430,292 (a)	2,894,013	2,617,064
(a) Includes 3,812,516 options to purchase shares at exercise prices greater than the average market price of the common stock and 617,776 options to purchase shares that were excluded because the effect of including them was anti-dilutive.

(t)	Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued an ASU that amends the FASB ASC by creating a new Topic 606, Revenue from Contracts with Customers. The new guidance will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance on revenue recognition throughout the Industry Topics of the Codification. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps:
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
In August 2014, the FASB issued Accounting Standards Update No. 2014-15, “Presentation of Financial Statements - Going Concern”, which addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known, and reasonably knowable, at the date that the financial statements are issued. This new guidance will be effective for the first interim period within annual reporting periods beginning after December 31, 2016 with early adoption permitted. We have not adopted this guidance early and are currently evaluating the effect on our consolidated financial statements.
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
In November 2015, the FASB issued ASU 2015-17, “Income Taxes: Balance Sheet Classification of Deferred Taxes” which simplifies the current presentation of separately classifying deferred tax assets and deferred tax liabilities as current and noncurrent in a classified balance sheet by requiring companies to present them as noncurrent. This new guidance is effective for annual reporting periods beginning after December 15, 2016, including interim periods within such annual reporting periods with early adoption permitted. We have not adopted this guidance early and are currently evaluating the effect on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, “Leases”, which, for operating leases, requires a lessee to recognize a right-of-use asset and a lease liability, initially measured at the present value of the lease payments, in its balance sheet. The standard also requires a lessee to recognize a single lease cost, calculated so that the cost of the lease is allocated over the lease term, on a generally straight-line basis. This new guidance is effective for annual reporting periods beginning after December 15, 2018 with early adoption permitted. We have not adopted this guidance early and are currently evaluating the effect on the Company’s consolidated financial statements.

2.	Property, Equipment, and Leasehold Improvements
Property, equipment, and leasehold improvements consist of the following at December 31, 2015 and 2014 (in thousands):

	December 31, 2015	December 31, 2014
Land	$1,122	$1,767
Building and leasehold improvements	6,053	5,966
Furniture, equipment, and automobile	5,390	5,193
Computer hardware and software	67,353	60,229
	79,918	73,155
Less accumulated depreciation and amortization	(54,403)	(45,508)
Property, equipment and leasehold improvements, net	$25,515	$27,647
Depreciation and amortization expense of property, equipment and leasehold improvements was $9.3 million, $8.7 million and $6.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. During 2015, the Company sold land in Texas for $1.3 million in cash for a gain of $0.6 million.
3. Identifiable Intangible Assets
Identifiable intangible assets consist of the following at December 31, 2015 and 2014 (in thousands):

December 31, 2015	Gross Amounts	Accumulated Amortization	Net
Amortizable intangibles:
Customer contracts and related relationships	$62,215	$(37,886)	$24,329
Perpetual license	3,313	(2,568)	745
Total intangible assets	$65,528	$(40,454)	$25,074

December 31, 2014	Gross Amounts	Accumulated Amortization	Net
Amortizable intangibles:
Customer contracts and related relationships	$62,451	$(34,774)	$27,677
Perpetual license	3,313	(1,897)	1,416
Total intangible assets	$65,764	$(36,671)	$29,093
For the years ended December 31, 2015, 2014 and 2013, amortization expense related to intangible assets amounted to $3.8 million, $3.7 million and $3.7 million, respectively.
The estimated aggregate amortization expense for each of the five following fiscal years is as follows (in thousands):

Year Ending December 31,	Amount
2016	$3,740
2017	3,140
2018	3,067
2019	3,063
2020	3,016
Thereafter	9,048
Total	$25,074
4. Credit Agreement
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

Year Ending December 31,	Amount
2016	$9,076
2017	8,429
2018	76,753
2019	—
Total	$94,258

The Term A Loan is charged interest either at Prime (subject to a 2.5% floor) +4.25% or LIBOR (subject to a 1.5% floor) +5.25%, which was 6.75% at December 31, 2015. The Term A loan requires quarterly payments of $2.1 million, with the remaining outstanding principal balance due March 19, 2017. As of December 31, 2015, the Term A loan ending balance, including the current portion was $15.9 million.
The Term B loan is charged interest at Prime +4.75% (subject to a 2.50% floor) or LIBOR (subject to a 1.50% floor) +5.75% which was 7.25% at December 31, 2015. The Term B loan requires quarterly payments of $0.2 million beginning in June 2012, with the outstanding principal balance due March 19, 2018. As of December 31, 2015, the Term B loan ending balance, including the current portion was $78.4 million.
The Company has a line of credit under the Agreement which allows for borrowings of up to $11 million. Borrowings accrue interest at Prime +4.25% or LIBOR +5.25%, which was 6.75% at December 31, 2015. Both the Prime and the LIBOR alternatives are subject to minimum rate floors. In addition, a facility fee of 0.5% is assessed on the commitment amount. There were no outstanding borrowings under this line of credit at December 31, 2015, but there are letters of credit outstanding in the amount of $2.0 million, leaving remaining borrowing capacity under the line of credit of $9.0 million at December 31, 2015.
The Agreement contains certain restrictive financial covenants, which require, among other things, that we meet a minimum fixed charge coverage ratio of 1.20 and maximum total debt to EBITDA ratio of 3.25. Additionally, these covenants restrict the Company and its subsidiaries’ ability to incur certain types or amounts of indebtedness, incur liens on certain assets, make material changes in corporate structure or the nature of its business, dispose of material assets, engage in a change in control transaction, make certain foreign investments, enter into certain restrictive agreements, or engage in certain transactions with affiliates. We were in compliance with all such covenants at December 31, 2015.
The Agreement contains a prepayment provision which requires the Company to perform an annual excess cash flow computation based on earnings before interest, taxes, depreciation and amortization compared to changes in working capital. Based on the results of this computation, in May 2015 and May 2014, the Company made payments of $7.0 million and $11.5 million, respectively, to the lenders. In addition, the Company made a prepayment of $1.3 million to the lenders in July 2015 from the sale of land in San Angelo, TX.
As part of our March 19, 2012 credit agreement (the Agreement), debt issuance costs of $5.0 million were capitalized, including $1.5 million of agent fees paid to an entity associated with our majority stockholder, and $0.8 million paid to third parties for legal and other services and a grant of 215,000 shares of Common Stock issued as compensation to an investment bank acting as financial advisor valued at approximately $2.8 million, based upon a price of $13 per share. These costs are being amortized to expense over the life of the new loans.
The Company capitalized an additional $0.8 million related to our June 28, 2012 amendment to the Agreement, which included $0.2 million of agent fees paid to an entity associated with our majority stockholders, and $0.0 million paid to third parties for legal and other services. Debt issuance costs are being amortized to interest expense over the life of the new loans. Accumulated amortization of debt issuance costs amounted to $4.3 million at December 31, 2015.
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
In addition, among other things, under the Second Amendment, the Company is now required to maintain minimum adjusted cash balances of $35.0 million from November 4, 2014 through December 31, 2015, and minimum adjusted cash balances of $30.0 million from January 1, 2016 through December 31, 2016. Further, under the Second Amendment, the Company must maintain EBITDA for any trailing twelve month period of not less than $20.0 million beginning with the month ending November 30, 2014 through the month ending December 31, 2016. Also, pursuant to the terms of the Second Amendment, the lenders are not required to make new loans or issue new letters of credit under the Company's line of credit when the total debt to EBITDA ratio exceeds 3.25 to 1.0. Lastly, under the Second Amendment, capital expenditures of the Company in the years ending December 31, 2014, December 31, 2015, and December 31, 2016, are not permitted to exceed $12.5 million. We were in compliance with all such Second Amendment covenants at December 31, 2015.
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
Due to delays in the award of the new contracts by CMS and the Department of Education, significant limitations on our audit and recovery activity during the CMS contract transition period, suspension of student loan placements to us from the Department of Education during the contract transition period and recovery fee reductions in the student lending market, we have been actively restructuring both our variable and fixed expenses consistent with our reduced operations and in order to maintain compliance with our debt covenants. Our current financial projections show that we expect to be able to maintain compliance with our covenants through the second quarter of 2017. However, the factors noted above have had and, until resolved, will continue to have a significant negative effect on our revenues and earnings and our ability to continue to comply with our covenants. Accordingly, we expect to seek further modifications to the covenants from our lenders or refinance our indebtedness. Our inability to maintain long-term compliance with our debt covenants, or to refinance or restructure the terms of our indebtedness on commercially reasonable terms or at all, would have an adverse effect, which could be material on our business, financial condition and results of operations, as well as our ability to satisfy our debt obligations.
On February 19, 2016, the Company entered into Amendment No. 4 to its Credit Agreement (Fourth Amendment) in which certain financial covenants were amended and additional financial covenants were added. Please see footnote 12 - Subsequent Events.
5. Commitments and Contingencies
The Company leases office facilities and certain equipment. In August 2013, we entered into a new lease agreement for office space for approximately 15,667 square feet in Grants Pass, Oregon.
Future minimum rental commitments under non-cancelable leases as of December 31, 2015 are as follows (in thousands):

Year Ending December 31,	Amount
2016	$2,201
2017	1,764
2018	942
2019	872
2020	842
Thereafter	310
Total	$6,931
Lease expense was $3.0 million, $2.9 million and $2.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.
6. Capital Stock
Since August 15, 2012, the authorized Common Stock has been 500,000,000 shares and the authorized preferred stock has been 50,000,000 shares.

7.	Stock-based Compensation

(a)	Stock Options
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
The terms of the Performant Financial Corporation 2012 Stock Incentive Plan provide for the granting of incentive stock options within the meaning of Section 422 of the Code to employees and the granting of nonstatutory stock options, restricted stock, stock appreciation rights, stock unit awards and cash-based awards to employees, non-employee directors and consultants. The Company has reserved 6,550,000 shares of common stock under the 2012 Plan. Options granted under the Performant Financial Corporation 2012 Stock Incentive Plan generally vest over periods of four or five-years.
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
Total stock-based compensation expense charged as salaries and benefits expense in the consolidated statements of operations was $5.0 million, $3.7 million and $3.0 million for the years ended December 31, 2015, 2014, and 2013, respectively.

The following table sets forth a summary of our stock option activity for the year ended December 31:

	Outstanding Options	Weighted average exercise price per share	Weighted average remaining contractual life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2012	7,909,724	$3.85	5.89
Granted	313,600	11.85
Forfeited	(102,381)	10.05
Exercised	(2,908,122)	0.60
Outstanding at December 31, 2013	5,212,821	6.03	6.62
Granted	254,000	9.69
Forfeited	(410,625)	10.53
Exercised	(1,032,813)	0.62
Outstanding at December 31, 2014	4,023,383	7.18	6.41
Granted	294,500	3.57
Forfeited	(171,625)	8.25
Exercised	(29,135)	1.26
Outstanding December 31, 2015	4,117,123	$6.92	5.64	$1,211
Vested, exercisable, and expected to vest(1) at December 31, 2015	4,058,257	$6.90	5.62	$1,211
Exercisable at December 31, 2015	2,935,723	$6.16	4.87	$1,211

(1)	Options expected to vest reflect an estimated forfeiture rate.
The weighted-average grant-date exercise price of stock options granted during the years ended December 31, 2015, 2014 and 2013 was $3.57, $9.69 and $11.85, respectively, per share. The aggregate intrinsic value of our stock options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the years ended December 31, 2015, 2014 and 2013, was $0.1 million, $8.8 million and $31.3 million, respectively. At December 31, 2015, 2014, and 2013, there was $4.7 million, $7.5 million and $10.5 million, respectively, of unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements, which the Company expects to recognize over a weighted-average period of 1.91 years as stock-based compensation expense.
Net cash proceeds from the exercise of stock options were $0.04 million, $0.6 million and $1.8 million during 2015, 2014 and 2013, respectively. For the years ended December 31, 2015, 2014 and 2013, we realized a $(0.5) million, $3.2 million and $9.1 million tax benefit from the exercise of stock options, respectively.
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
We estimated the fair value of options granted using a Black-Scholes option pricing model with the following assumptions:

	For the Years Ended December 31,
	2015	2014	2013
Expected volatility	48.6%	51.0%	54.2%
Expected dividends	—%	—%	—%
Expected term (years)	6.1	6.1	6.2
Risk-free interest rate	1.7%	1.9%	1.5%
Weighted-average estimated fair value of options granted during the year	$1.71	$4.85	$6.23

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
Expected Volatility – Because there is insufficient history of the Company’s stock price returns, the Company lacks sufficient historical volatility data for its equity awards. Accordingly, the Company calculates the expected volatility using a composite made up of comparable peer companies and an approximate 54% company weighting over a term comparable to the expected term of the options issued.
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
     The following table summarizes restricted stock unit activity for the year ended December 31:

		Weighted
		average
	Number of	grant date
	Awards	fair value
Outstanding at December 31, 2013	5,263	$10.59
Granted	488,545	9.27
Forfeited	(30,900)	9.26
Vested and converted to shares	(1,316)	10.59
Outstanding at December 31, 2014	461,592	$9.28
Granted	954,860	3.30
Forfeited	(57,475)	8.77
Vested and converted to shares	(129,703)	9.15
Outstanding at December 31, 2015	1,229,274	$4.67
Expected to vest at December 31, 2015	1,167,859	$4.67

Share-based compensation cost for restricted stock units ("RSUs") is measured based on the closing fair market value of the Company's common stock on the date of grant. The Company recognizes share-based compensation cost over the award's requisite service period on a straight-line basis for time-based RSUs and on a graded basis for RSUs that are contingent on the achievement of performance conditions. The Company recognizes a benefit (shortfall) from share-based compensation in the Consolidated Statements of Shareholders' Equity.

The majority of RSUs that vested in 2015 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were approximately 30,000 shares for 2015, and were based on the value of the RSUs on their respective vesting dates as determined by the Company’s closing stock price. These net-share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

At December 31, 2015 and 2014, there was $4.1 million and $3.5 million of compensation expense yet to be recognized related to non-vested restricted stock units. The unrecognized expense as of December 31, 2015 is expected to be recognized over the remaining weighted-average vested period of 2.4 years. 129,703 and 1,316 of the restricted stock units vested during the years ended December 31, 2015 and 2014, respectively. Restricted stock units granted under the Performant Financial Corporation 2012 Stock Incentive Plan generally vest over periods between one and four years.
8. Employee Benefit Plan
The Company has a 401(k) Salary Deferral Plan (the Plan) covering all full-time employees who have met certain service requirements. Employees may contribute a portion of their salary up to the maximum limit established by the Internal Revenue Code for such plans. Employer contributions are discretionary. No matching contributions were made during 2015, 2014 and 2013.
9. Income Taxes
The Company’s income tax expense (benefit) consists of the following (in thousands):

	2015	2014	2013
Current:
Federal	$1,393	$6,802	$21,526
State	1,164	2,600	5,149
	2,557	9,402	26,675
Deferred:
Federal	$(2,578)	$(1,625)	$(866)
State	(365)	(78)	(842)
	(2,943)	(1,703)	(1,708)
Total expense (benefit)	$(386)	$7,699	$24,967
The reconciliation between the amount computed by applying the U.S. federal statutory rate of 35% to income before taxes and the Company's tax provision for 2015, 2014, and 2013 is as follows:

	2015	2014	2013
Federal income at the statutory rate	35%	35%	35%
State income tax, net of federal benefit	(26)%	10%	5%
Permanent differences	(9)%	2%	1%
Work Opportunity Credit	9%	(1)%	—%
Return to provision true-up	4%	—%	—%
Other	4%	(1)%	—%
	17%	45%	41%

The following table summarizes the components of the Company’s deferred tax assets and liabilities as of December 31, 2015, and 2014 (in thousands):

	2015	2014
Deferred tax assets
Bad debt reserve	$164	$13
Vacation accrual	628	685
Nonqualified stock options	4,598	3,059
Debt issuance costs	454	643
Acquisition costs	103	630
State tax deferral	709	934
Deferred revenue	194	273
State tax credits	301	305
Net operating loss	170	110
Estimated liability for appeals	5,708	5,313
Other	114	304
Total deferred tax assets	13,143	12,269
Valuation allowance	(452)	(349)
Total deferred tax assets net of valuation allowance	12,691	11,920
Deferred tax liabilities:
Identifiable intangible assets	(9,157)	(10,227)
Fixed assets	(5,160)	(5,732)
Other	(22)	(22)
Total deferred tax liabilities	(14,339)	(15,981)
Net deferred tax liabilities	$(1,648)	$(4,061)
The Company believes that it is more likely than not that the results of future operations will generate sufficient taxable income to realize the deferred tax assets, except for certain state tax credits. Income tax expense is allocated to the subsidiaries included in the consolidated tax return on the basis of the subsidiaries’ stand-alone tax provision.
The Company has valuation allowances of approximately $0.5 million and $0.3 million, as of December 31, 2015 and December 31, 2014, respectively, primarily related to California enterprise zone tax credits for which it is not more likely than not that the tax benefit will be realized.

The Company has state tax credits of $0.3 million, which, due to the Assembly Bill 93 and Senate Bill 90 signed on July 11, 2013, are now limited to a 10 year carryforward, and will expire in 2024. The Company has state net operating loss carryforwards of $0.4 million which expire in 2020.
The following table reconciles the Company’s unrecognized tax benefits as of December 31, 2015 from its unrecognized tax benefits as of December 31, 2013 (in thousands):

Unrecognized tax benefits balance at December 31, 2013	$546
Increase related to prior year tax positions	444
Decrease related to prior year tax positions	(42)
Increase related to current year tax positions	—
Settlements	—
Lapse of statute of limitations	—
Unrecognized tax benefits balance at December 31, 2014	948
Increase related to prior year tax positions	217
Decrease related to prior year tax positions	(145)
Increase related to current year tax positions	—
Settlements	—
Lapse of statute of limitations	(125)
Unrecognized tax benefits balance at December 31, 2015	$895
At December 31, 2015 and 2014, we had approximately $0.9 million and $0.9 million of unrecognized tax benefits, respectively. We do not expect any significant change in unrecognized tax benefits during the next twelve months. The Company records interest expense and penalties related to unrecognized tax benefits in income tax expense. The amount of accrued interest was not material at December 31, 2015 and 2014, respectively. No penalties were recognized in 2014 or accrued at December 31, 2015, and 2014 respectively. Unrecognized tax benefits of approximately $0.9 million which, if recognized, would favorably affect the Company’s effective income tax rate.
The Company files federal and state income tax returns. For years before 2011, the Company is no longer subject to California, Texas, and certain state state tax examinations. For tax year before 2012, the Company is no longer subject to Federal and certain other state tax examinations.
10. Related Party Transactions
Our notes payable are held by a number of lenders, some of whom also invested in and held our stock during 2012 and 2013. As a result, these entities are considered related parties. Interest expense under these arrangements totaled $10.3 million for the year ended December 31, 2013.
11. Other Commitments and Contingencies

(a)	Trust Funds
The Company collects principal and interest payments and collection costs on defaulted loans for various contracting agencies. Cash collections for some of the Company’s customers are held in trust in bank accounts controlled by the Company. The Company remits trust funds to the contracting agencies on a regular basis. The amount of cash held in trust and the related liability are separated from and not included in the Company’s assets and liabilities. Cash held in trust for customers totaled $0.7 million and $9.7 million at December 31, 2015 and 2014, respectively.

(b)	Litigation
The Company, during the ordinary course of its operations, has been named in various legal suits and claims, several of which are still pending. In the opinion of management and the Company’s legal counsel, such legal actions will not have a material effect on the Company’s financial position or results of operations or cash flows.

12. Subsequent Events

On February 19, 2016, Performant Business Services, Inc., which is a wholly-owned subsidiary of Performant Financial Corporation (the “Company”) and is the borrower under that certain Credit Agreement dated as March 19, 2012 with Madison Capital Funding LLC, as agent (the “Agent”) and the lenders party thereto from time to time (as amended, the “Credit Agreement”), entered into Amendment No. 4 to the Credit Agreement (the “Fourth Amendment”). The Company and certain other of its subsidiaries are guarantors of the obligations under the Credit Agreement.
Pursuant to the Fourth Amendment, the Company’s financial covenants were modified as follows:

•
The annual capital expenditure limitation of $12.5 million, which was in effect for the year ending December 31, 2016, has been revised under the Fourth Amendment to be $8 million for the years ending December 31, 2016 and December 31, 2017.

•
The total debt to EBITDA ratio of 3.25 to1.0, which was in effect for the computation periods ending as of March 31, 2017 and June 30, 2017, has been revised under the Fourth Amendment to be 4.75 to 1.0 for those periods.

•
The interest coverage ratio of 2.50 to 1.0, which was in effect for the computation period ending as of December 31, 2016, has been revised under the Fourth Amendment to be 2.0 to 1.0 for the computation period ending as of December 31, 2016 and 1.75 to 1.0 for the computation periods ending as March 31, 2017 and June 30, 2017.

•
The fixed charge coverage ratio of 1.20 to1.0, which was in effect for the quarterly computation periods under the Credit Agreement ending as of March 31, 2017 through December 31, 2017, has been revised under the Fourth Amendment to apply only to the computation periods ending as September 30, 2017 and December 31, 2017.

•
The required minimum adjusted cash balance of $30.0 million, which was in effect from March 31, 2016 through December 31, 2016, has been revised under the Fourth Amendment to be $10.0 million from March 31, 2016 through September 30, 2016.

•
The minimum trailing twelve month EBITDA of $20.0 million, which was in effect from March 31, 2016 through December 31, 2016, has been revised under the Fourth Amendment by shortening such period to extend until June 30, 2016.

Interest charged under the Credit Agreement as revised by the Fourth Amendment with respect to the Term A loan revolving loan advances is now charged either at Prime +5.75% or LIBOR + 6.75%, and interest with respect to the Term B loan is now charged either at Prime + 6.25% or LIBOR + 7.25%. In connection with the Fourth Amendment, the Company voluntarily prepaid $22.5 million under the Credit Agreement, which was applied ratably to the Term A loan and the Term B loan. In addition, the Company deposited $7.5 million into a deposit account which is subject to the exclusive control of the Agent. Pursuant to the Fourth Amendment, these funds will be remitted to the Agent for application to the term loans or other obligations, as applicable, under the Credit Agreement on the earlier to occur of (i) September 30, 2016 (or such later date not more than thirty (30) days thereafter as may be agreed by Agent in its sole discretion) and (ii) the occurrence and continuation of an event of default; however, all or a portion of these funds may also be returned the Company if the Agent and the requisite lenders under the Credit Agreement elect otherwise in their sole discretion.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFORMANT FINANCIAL CORPORATION

By:	/s/ Lisa C. Im
Lisa C. Im
Chief Executive Officer
Date: March 15, 2016
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

Name	Title	Date

/s/ Lisa C. Im	Chief Executive Officer (Principal Executive Officer) and Board Chair	March 15, 2016
Lisa C. Im

/s/ Hakan L. Orvell	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2016
Hakan L. Orvell

/s/ Todd R. Ford	Director	March 15, 2016
Todd R. Ford

/s/ Brian P. Golson	Director	March 15, 2016
Brian P. Golson

/s/ Bradley F. Fluegel	Director	March 15, 2016
Bradley F. Fluegel

/s/ Bruce Hansen	Director	March 15, 2016
Bruce Hansen

/s/ William D. Hansen	Director	March 15, 2016
William D. Hansen

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2015, 2014 and 2013
Allowance for doubtful accounts (in thousands):

Description	Balance at Beginning of Period	Additions Charged against Revenue	Recoveries	Charge-offs	Balance at End of Period
2015	$32	354	—	—	$386
2014	$32	—	—	—	$32
2013	$65	—	2	(35)	$32
Estimated allowance and liability for appeals (in thousands):

Description	Balance at Beginning of	Additions Charged against Revenue	Appeals found in Providers Favor	Balance at End of Period
2015	$18,625	2,109	(1,616)	$19,118	*
2014	$16,443	8,624	(6,442)	$18,625	*
2013	$5,577	12,791	(1,925)	$16,443	*

*	Includes $0, $0, and $1,160 related to the estimated allowance for appeals that apply to uncollected accounts receivable as of 2015, 2014 and 2013, respectively.

EXHIBIT INDEX

Exhibit Number	Description

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

10.15	2012 Stock Incentive Plan (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed March 13, 2015)

Exhibit Number	Description

10.16
Amendment No. 1 to Credit Agreement Credit Agreement, dated as of March 19, 2012, by and among DCS Business Services, Inc., the Lenders party thereto, Madison Capital Funding LLC, and ING Capital (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed March 13, 2015)

10.17
Amendment No. 2 to Credit Agreement, dated as of November 4, 2014, by and among Performant Business Services, Inc., the Lenders thereto, and Madison Capital Funding LLC. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed November 10, 2014)

10.18
Amendment No. 4 to Credit Agreement, dated as of February 19, 2016, by and among Performant Business Services, Inc., the Lenders party hereto, and Madison Capital Funding LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 25, 2016)

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