Form 10-Q
period 2016-03-31
Performant Financial Corp
filed 2016-05-06
CIK 1550695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
The number of shares of Common Stock outstanding as of May 5, 2016 was 49,993,395.

PERFORMANT FINANCIAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2016
INDEX

i

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except per share amounts)

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$48,063	$71,182
Restricted cash	7,516	—
Trade accounts receivable, net of allowance for doubtful accounts of $386 and $386, respectively	13,271	17,965
Deferred income taxes	7,137	7,170
Prepaid expenses and other current assets	12,774	12,933
Income tax receivable	315	—
Total current assets	89,076	109,250
Property, equipment, and leasehold improvements, net	24,856	25,515
Identifiable intangible assets, net	24,137	25,074
Goodwill	82,522	82,522
Other assets	169	179
Total assets	$220,760	$242,540
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of notes payable	$16,637	$7,998
Accrued salaries and benefits	6,322	4,761
Accounts payable	527	929
Other current liabilities	5,644	5,615
Income Tax Payable	—	895
Estimated liability for appeals	19,064	19,118
Net payable to client	15,938	14,400
Total current liabilities	64,132	53,716
Notes payable, net of current portion	51,073	84,144
Deferred income taxes	8,564	8,818
Other liabilities	1,965	2,006
Total liabilities	125,734	148,684
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized, 500,000 shares at March 31, 2016 and December 31, 2015; issued and outstanding 49,990 and 49,479 shares at March 31, 2016 and December 31, 2015, respectively	5	5
Additional paid-in capital	62,898	61,808
Retained earnings	32,123	32,043
Total stockholders’ equity	95,026	93,856
Total liabilities and stockholders’ equity	$220,760	$242,540
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Revenues	$38,279	$38,559
Operating expenses:
Salaries and benefits	21,337	23,724
Other operating expenses	14,357	19,195
Total operating expenses	35,694	42,919
Income (loss) from operations	2,585	(4,360)
Interest expense	(2,432)	(2,385)
Income (loss) before provision for (benefit from) income taxes	153	(6,745)
Provision for (benefit from) income taxes	73	(2,343)
Net income (loss)	$80	$(4,402)
Net income (loss) per share
Basic	$0.00	$(0.09)
Diluted	$0.00	$(0.09)
Weighted average shares
Basic	49,643	49,357
Diluted	50,189	49,357
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	For the Three Months Ended March 31,
	2016	2015
Net income (loss)	$80	$(4,402)
Other comprehensive income:
Foreign currency translation adjustment	14	—
Comprehensive income (loss)	$94	$(4,402)
 See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$80	$(4,402)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on disposal of asset	9	—
Depreciation and amortization	3,390	3,542
Deferred income taxes	(570)	(70)
Stock-based compensation	1,204	1,003
Interest expense from debt issuance costs and amortization of discount note payable	279	354
Write-off unamortized debt issuance costs	468	—
Changes in operating assets and liabilities:
Trade accounts receivable	4,694	438
Prepaid expenses and other current assets	159	(80)
Income tax receivable	(315)	(2,331)
Other assets	10	135
Accrued salaries and benefits	1,561	1,073
Accounts payable	(402)	(205)
Other current liabilities	171	(1,444)
Income taxes payable	(895)	—
Estimated liability for appeals	(54)	50
Net payable to client	1,538	2,737
Other liabilities	(41)	723
Net cash provided by operating activities	11,286	1,523
Cash flows from investing activities:
Purchase of property, equipment, and leasehold improvements	(1,803)	(1,777)
Net cash used in investing activities	(1,803)	(1,777)
Cash flows from financing activities:
Repayment of notes payable	(24,769)	(2,455)
Restricted cash for repayment of notes payable	(7,516)	—
Debt issuance costs paid	(410)	—
Taxes paid related to net share settlement of stock awards	(169)	—
Proceeds from exercise of stock options	310	22
Income tax benefit (shortfall) from employee stock options	80	(46)
Payment of purchase obligation	(142)	(250)
Net cash used in financing activities	(32,616)	(2,729)
Effect of foreign currency exchange rate changes on cash	14	—
Net decrease in cash and cash equivalents	(23,119)	(2,983)
Cash and cash equivalents at beginning of period	71,182	80,298
Cash and cash equivalents at end of period	$48,063	$77,315
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1,760	$101
Cash paid for interest	$1,688	$2,031

See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements
For the Three Months Ended March 31, 2016 and 2015
(Unaudited)

1. Organization and Description of Business

(a)	Basis of Presentation and Organization
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary (consisting only of normal recurring adjustments) for a fair presentation of our and our subsidiaries’ financial position at March 31, 2016, the results of our operations for the three months ended March 31, 2016 and 2015 and cash flows for the three months ended March 31, 2016 and 2015. Interim financial statements are prepared on a basis consistent with our annual consolidated financial statements. The interim financial statements included herein should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the years ended December 31, 2015, 2014, and 2013.
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

(b)	Revenues, Accounts Receivable, and Estimated Liability for Appeals
Revenue is recognized upon the collection of defaulted loan and debt payments. Loan rehabilitation revenue is recognized when the rehabilitated loans are sold (funded) by clients. Incentive revenue is recognized upon receipt of official notification of incentive award from customers. Under the Company’s Medicare Recovery Audit Contractor, or RAC, contract with Centers for Medicare and Medicaid Services, or CMS, the Company recognizes revenues when the healthcare provider has paid CMS for a given claim or has agreed to an offset against other claims by the provider. Providers have the right to appeal a claim and may pursue additional appeals if the initial appeal is found in favor of CMS. The Company accrues an estimated liability for appeals at the time revenue is recognized based on the Company's estimate of the amount of revenue probable of being refunded to CMS following successful appeal. In addition, if the Company's estimate of the liability for appeals with respect to revenues recognized during a prior period changes, the Company increases or decreases current period accruals based on such change in estimated liability. At March 31, 2016 a total of $18.9 million was presented as an allowance against revenue, representing the Company’s estimate of claims that may be overturned. Of this, an immaterial amount was related to accounts receivable and $18.9 million was related to commissions which had already been received. The zero allowance against accounts receivable at March 31, 2016 is due to the fact that the receivable from CMS is netted against an offsetting payable for overturned audits, and at March 31, 2016, the amount of the payable exceeded the amount of the receivable as discussed in note 1(c). In addition to the $18.9 million related to the RAC contract with CMS, the Company has accrued $0.2 million of additional estimated liability for appeals related to other healthcare contracts. The total accrued liability for appeals of $19.1 million has been presented in the caption estimated liability for appeals at March 31, 2016.  At December 31, 2015, the total appeals-related liability was $19.1 million. The $19.1 million balance at March 31, 2016 and December 31, 2015, represent the Company’s best estimate of the probable amount of losses related to appeals of claims for which commissions were previously collected. In addition to the $19.1 million amount accrued at March 31, 2016, the Company estimates that it is reasonably possible that it could be required to pay an additional amount up to approximately $5.4 million as a result of potentially successful appeals. To the extent that required payments by the Company exceed the amount accrued, revenues in the applicable period would be reduced by the amount of the excess.

(c) Net Payable to Client
The Company nets outstanding accounts receivable invoices from an audit and recovery contract against payables for overturned audits. The overturned audits are netted against current fees due on the invoice to the client when they are processed by the client’s system. The “Net payable to client” balance of $15.9 million represents the excess of payables for overturned audits at March 31, 2016. At December 31, 2015, the net of the "Net payable to client" balance of $14.4 million was comprised of payables of $15.4 million for overturned audits offset by outstanding receivables of $1.0 million. The Company expects that the net payable-to-client balance will be paid to the client within the next twelve months.

(d) Prepaid Expenses and Other Current Assets
At March 31, 2016, prepaid expenses and other current assets includes $5.7 million of amounts estimated to become due from subcontractors. The Company employs subcontractors to audit claims as part of an audit & recovery contract, and to the extent that audits by these subcontractors are overturned on appeal, the fees associated with such claims are contractually refundable to the Company. At March 31, 2016, the receivable associated with estimated future overturns of subcontractor audits was $5.7 million. In addition, at March 31, 2016, prepaid expenses and other current assets includes a net receivable of $3.8 million for subcontractor fees for already overturned audits refundable to the Company once the Company refunds its fees to the client as prime contractor. By comparison, at December 31, 2015, prepaid expenses and other current assets included $5.7 million of estimated future overturns of subcontractor audits, as well as a net receivable of $3.8 million for subcontractor fees for already overturned audits refundable to the Company once the Company refunds its fees to the client as prime contractor.

(e) Impairment of Long-Lived Assets
Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There was no impairment expense for long-lived assets for the three months ended March 31, 2016. For the three months ended March 31, 2015, an impairment expense of $0.2 million was recognized to account for the loss of a client and it has been included in other operating expenses in the consolidated statements of operations.

(f) Restricted Cash
At March 31, 2016, restricted cash included in current assets on our consolidated balance sheet was $7.5 million. As discussed in Note 3, in February 2016 the Company deposited $7.5 million into a segregated deposit account in connection with the Fourth Amendment to our credit agreement. The cash in this segregated deposit account is restricted because it is subject to the exclusive control of the administrative agent as set forth in our credit agreement.
(g) Recent Accounting Pronouncements
Accounting Standards Adopted
Effective in the first quarter of 2016, we adopted FASB's ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” in conjunction with their initiative to reduce complexity in accounting standards. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with presentation of a debt discount. The standard requires retrospective application and represents a change in accounting principle. Although the new guidance had no impact on the Company’s results of operations, the debt issuance costs presented as assets within the Company’s consolidated balance sheet which amounted to $1.9 million and $2.1 million, as of March 31, 2016 and December 31, 2015, respectively, have been reclassified as a reduction of the related debt liability.

Effective in the first quarter of 2016, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments,” that eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. The adoption of ASU 2015-16 did not have a material impact on the Company’s consolidated financial statements.
Recently Issued Accounting Standards
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

2. Property, Equipment, and Leasehold Improvements
Property, equipment, and leasehold improvements consist of the following at March 31, 2016 and December 31, 2015 (in thousands):

	March 31, 2016	December 31, 2015
Land	$1,122	$1,122
Building and leasehold improvements	6,093	6,053
Furniture and equipment	5,407	5,390
Computer hardware and software	68,737	67,353
	81,359	79,918
Less accumulated depreciation and amortization	(56,503)	(54,403)
Property, equipment and leasehold improvements, net	$24,856	$25,515
Depreciation expense of property, equipment and leasehold improvements was $2.5 million and $2.4 million for the three months ended March 31, 2016 and 2015, respectively.
3. Credit Agreement
On February 19, 2016, the Company entered into Amendment No. 4 to its Credit Agreement (Fourth Amendment) in which certain financial covenants were amended. Under the Fourth Amendment, the Company’s financial covenants were modified as follows:

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

Scheduled payments under the Agreement for the next five years and thereafter are as follows (in thousands):

Year Ending December 31,	Amount
Remainder of 2016	$14,307
2017	3,959
2018	51,223
2019	—
2020	—
Thereafter	—
Total	$69,489

Due to delays in the award of the new contracts by CMS and the Department of Education, significant limitations on our audit and recovery activity during the CMS contract transition period, suspension of student loan placements to us from the Department of Education during the contract transition period and recovery fee reductions in the student lending market, we have been actively restructuring both our variable and fixed expenses consistent with our reduced operations and in order to maintain compliance with our debt covenants under our credit agreement. Our current financial projections show that we expect to be able to maintain compliance with these covenants through the second quarter of 2017. However, the factors noted above have had and, until resolved, will continue to have a significant negative effect on our revenues and earnings and our ability to continue to comply with these covenants. Accordingly, we expect to seek further modifications to the covenants from our lenders or refinance our indebtedness. Our inability to maintain long-term compliance with our debt covenants, or to refinance or restructure the terms of our indebtedness on commercially reasonable terms or at all, would have an adverse effect, which could be material on our business, financial condition and results of operations, as well as our ability to satisfy our debt obligations.
In addition, due to the delays in the award of the new contracts from the Department of Education and CMS, we implemented cost and expense reductions during 2015 and the first quarter of 2016 that included a significant reduction in personnel. To the extent we are able to secure new contracts with the Department of Education or CMS, we will incur significant expenses to hire additional personnel that will be required to provide services under any such new contract that may require us to obtain additional financing. There can be no assurance that we will be able to obtain such financing on favorable terms, or at all.

4. Commitments and Contingencies
We have entered into various non-cancelable operating lease agreements for certain of our office facilities and equipment with original lease periods expiring between 2016 and 2021. Certain of these arrangements have free rent periods and /or escalating rent payment provisions, and we recognize rent expense under such arrangements on a straight-line basis.
Future minimum rental commitments under non-cancelable leases as of March 31, 2016 are as follows (in thousands):

Year Ending December 31,	Amount
Remainder of 2016	$1,650
2017	1,764
2018	942
2019	872
2020	842
Thereafter	310
Total	$6,380
Operating lease expense was $0.7 million and $0.8 million for the three months ended March 31, 2016 and 2015, respectively.

5. Stock-based Compensation
(a) Stock Options
Total stock-based compensation expense charged as salaries and benefits expense in the consolidated statements of operations was $1.2 million and $1.0 million for the three months ended March 31, 2016 and 2015, respectively.
The following table shows stock option activity for the three months ended March 31, 2016:

	Outstanding Options	Weighted average exercise price per share	Weighted average remaining contractual life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2015	4,117,123	$6.92	5.64	$1,211
Granted	115,000	1.74
Forfeited	(110,371)	7.36
Exercised	(350,767)	0.88
Outstanding at March 31, 2016	3,770,985	$7.31	5.49	$814
Vested, exercisable, expected to vest(1) at March 31, 2016	3,720,473	$7.31	5.46	$814
Exercisable at March 31, 2016	2,724,781	$6.97	4.68	$814

(1)	Options expected to vest reflect an estimated forfeiture rate.
The Company recognizes share-based compensation costs as expense on a straight-line basis over the option vesting period, which generally is four to five years.
(b) Restricted Stock Units and Performance Stock Units
The following table summarizes restricted stock unit and performance stock unit activity for the three months ended March 31, 2016:

	Number of Awards	Weighted average grant date fair value per share
Outstanding at December 31, 2015	1,229,274	$4.67
Granted	1,103,500	1.74
Forfeited	(55,050)	5.64
Vested and converted to shares	(261,374)	3.47
Outstanding at March 31, 2016	2,016,350	$3.20
Expected to vest at March 31, 2016	1,915,581	$3.20

Restricted stock units and performance stock units granted under the Performant Financial Corporation 2012 Stock Incentive Plan generally vest over periods ranging from one to four years.
6. Income Taxes
Our effective income tax rate changed to 47.7% for the three months ended March 31, 2016 from 34.7% for the three months ended March 31, 2015. The increase in the effective tax rate is primarily due to income from operations generated in the three months ended March 31, 2016 compared to the loss from operations incurred for the three months ended March 31, 2015 and the resulting impact of the discrete items on the effective tax rate.

We file income tax returns with the U.S. federal government and various state jurisdictions. We operate in a number of state and local jurisdictions, most of which have never audited our records. Accordingly, we are subject to state and local income tax examinations based upon the various statutes of limitations in each jurisdiction. For tax years before 2011, the Company is no longer subject to California, Texas and certain state tax examinations. For tax years before 2012, the Company is no longer subject to Federal and certain other state tax examinations. We are currently being examined by the Franchise Tax Board of California for tax years 2011 and 2012, and the State of New York for tax years 2011, 2012, and 2013.
7. Earnings per Share
For the three months ended March 31, 2016 and 2015, basic income per share is calculated by dividing net income by the sum of the weighted average number of shares of Common Stock outstanding during the period. Diluted income per share is calculated by dividing net income by the weighted average number of shares of Common Stock and dilutive common share equivalents outstanding during the period. Common share equivalents consist of stock options, restricted stock units, and performance stock units. When there is a loss in the period, dilutive common share equivalents are excluded from the calculation of diluted earnings per share, as their effect would be anti-dilutive. For example, for the three months ended March 31, 2015, dilutive common share equivalents have been excluded, and diluted weighted average shares outstanding are the same as basic average shares outstanding. When there is net income in the period, the Company excludes stock options, restricted stock units, and performance stock units from the calculation of diluted earnings per share when the combined exercise price, unamortized fair value and excess tax benefits of the options exceed the average market price of the Company's common stock because their effect would be anti-dilutive. For the three months ended March 31, 2016, the Company excluded 4,438,043 options from the calculation of diluted earnings per share because their effect would be anti-dilutive.
The following table reconciles the basic to diluted weighted average shares outstanding using the treasury stock method (shares in thousands):

	Three Months Ended March 31,
	2016	2015
Weighted average shares outstanding – basic	49,643	49,357
Dilutive effect of stock options	546	—
Weighted average shares outstanding – diluted	50,189	49,357
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

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Student Lending:
Department of Education	$7,355	$11,725
Guaranty Agencies & Other	22,269	15,327
Total of Student Lending	29,624	27,052
Healthcare:
CMS RAC	1,196	3,210
Commercial	1,533	2,070
Total of Healthcare	2,729	5,280
Other:	5,926	6,227
Total Revenues	$38,279	$38,559

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

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Student Lending Placement Volume:
Department of Education	$5,082	$914,546
Guaranty Agencies and Other	580,099	1,261,272
Total Student Lending Placement Volume	$585,181	$2,175,818
There are five potential outcomes to the student loan recovery process from which we generate revenues. These outcomes include: full repayment, recurring payments, rehabilitation, loan restructuring and wage garnishment. Of these five potential outcomes, our ability to rehabilitate defaulted student loans is the most significant component of our revenues in this market. Generally, a loan is considered successfully rehabilitated after the student loan borrower has made nine consecutive qualifying monthly payments and our client has notified us that it is recalling the loan. Once we have structured and implemented a repayment program for a defaulted borrower, we (i) earn a percentage of each periodic payment collected up to and including the final periodic payment prior to the loan being considered “rehabilitated” by our clients, and (ii) if the loan is “rehabilitated,” then we are paid a one-time percentage of the total amount of the remaining unpaid balance. As stated above, since July 2015, our contract with the Department of Education has provided for a fixed fee of $1,710 for each rehabilitated loan. The fees we are paid vary by recovery outcome as well as by contract. For non-government-supported student loans we are generally only paid contingency fees on two outcomes: full repayment or recurring repayments. The table below describes our typical fee structure for each of these five outcomes.

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
For certain guaranty agency, or GA, clients, we have entered into Master Service Agreements, or MSAs. Under these agreements, clients provide their entire inventory of outsourced loans or receivables to us for recovery on an exclusive basis, rather than just a portion, as with traditional contracts that are split among various service providers. In certain circumstances, we engage subcontractors to assist in the recovery of a portion of the client’s portfolio. We also receive success fees for the recovery of loans under MSAs and our revenues under MSA arrangements include fees earned by the activities of our subcontractors. As of March 31, 2016, we had three MSA clients in the student loan market.
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
Further, the Bipartisan Budget Act of 2013, which was signed into law by President Obama on December 26, 2013, reduced the compensation paid to GAs for the rehabilitation of student loans, effective July 1, 2014. This “revenue enhancement” measure reduced the amount that GAs can charge borrowers from 18.5% to 16.0% of the outstanding loan balance, when a rehabilitated loan is sold by the GA and eliminated entirely the GAs retention of 18.5% of the outstanding loan balance as a fee for rehabilitation services. The reduction in compensation the GAs receive resulted in a decrease in the contingency fee percentage that we receive from the GAs for assisting in the rehabilitation of defaulted student loans.
As a result of the fee reductions from the Department of Education and the GAs discussed above, our revenues from student lending in the first quarter of 2016 were approximately 10% lower than in the comparable period in 2015. Other factors contributing to the reduction in student lending revenues include an increase in the number of student loans eligible for rehabilitation due to income based repayment, which has the effect of reducing the number of loan consolidations which have a shorter payment cycle, and continuing delays in the recognition of some revenues due to additional documentation requirements for income based repayment first imposed during the third quarter of 2014.
Healthcare
We derive revenues from the healthcare market from our RAC contract, under which we are the prime contractor responsible for detecting improperly paid Part A and Part B Medicare claims in 12 states in the Northeastern United States. Revenues earned under the RAC contract are driven by the identification of improperly paid Medicare claims through both automated and manual review of such claims. We are paid contingency fees by CMS based on a percentage of the dollar amount of claims recovered by CMS as a result of our efforts. We recognize revenue when the provider pays CMS or incurs an offset against future Medicare claims. The revenues we recognize are net of our estimate of claims that will be overturned by appeal following payment by the provider.
We are currently involved in a competitive rebidding process for four new RAC contracts with CMS. The timing of new RAC contract awards remains uncertain. The bidding process has been delayed by pre-award protests and litigation regarding certain payment terms that were proposed by CMS in the new RAC contract proposals. In anticipation of the award of new RAC contracts, beginning in 2013 CMS has adopted a series of contract transition procedures that have restricted our ability to request medical records for audit and has otherwise suspended our ability to perform any audit services for certain periods of time, thus adversely affected our revenues under this contract. In addition to periods of suspended activity, the contract transition rules have limited scope of our permitted audit activities as CMS has generally not permitted audits of periodic interim payment, or PIP providers and has also placed additional restrictions on the types of claims we are permitted to audit and number of medical records we are permitted to request. Although we entered into a contract modification with CMS to extend our auditing services under our existing RAC contract through July 31, 2016, CMS has further restricted the types of reviews and the types of claims subject to audit, which has resulted in a significant reduction in claim recovery volume and revenues from the healthcare market. Revenues for the quarter ending March 31, 2016 were lower than for the same period last year; and absent a significant change in the scope of the permitted audit activities, we expect that our revenues from the RAC contract will continue to be significantly lower in 2016.
In connection with our RAC contract, CMS has announced a settlement offer to pay hospitals 68% of what they have billed Medicare to settle a backlog of pending appeals challenging Medicare's denials of reimbursement for certain types of short-term care. The implication of this settlement offer related to claims for which fees have already been paid to recovery auditors under existing RAC contracts is unclear at this time, but we may be obligated to repay certain amounts that we previously received from CMS depending on the final terms of any such settlement. We accrue an estimated liability for appeals based on the amount of commissions received which are subject to appeal and which we estimate are probable of being returned to providers following successful appeal. The $18.9 million balance as of March 31, 2016, represents our best estimate of the probable amount we may be required to refund related to appeals of claims for which commissions were previously collected. We estimate that it is reasonably possible that we could be required to pay an additional amount up to approximately $5.4 million as a result of potentially successful appeals in excess of the amount we accrued as of March 31, 2016.
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

For our commercial healthcare business, our business strategy is focused on utilizing our technology-enabled services platform to provide audit, recovery and analytical services for private healthcare payors. We have entered into contracts with several private payors, although these contracts are in the early stage of implementation. Revenues from our commercial healthcare clients were $1.5 million for the quarter ended March 31, 2016, compared to revenues of $2.1 million that we earned from our commercial healthcare clients for the same period last year.

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
Client Retention
Our revenues from the student loan market depend on our ability to maintain our contracts with some of the largest providers of student loans. For the three months ended March 31, 2016, three providers of student loans each accounted for more than 10% of our revenues and they collectively accounted for approximately 57% of our total revenues during this period. Our contract with the Department of Education, which generated approximately 19% of our revenues in the first quarter of 2016, is currently the subject to a competitive bidding process. Our contracts with these clients entitle them to unilaterally terminate their contractual relationship with us at any time without penalty. If we lose one of our significant clients, including if one of our significant clients is consolidated by an entity that does not use our services, if the terms of compensation for our services change or if there is a reduction in the level of placements provided by any of these clients, our revenues could decline.
Our contract with CMS for the recovery of improper Medicare payments represented approximately 3% of our total revenues for the three months ended March 31, 2016, compared to approximately 8% for the same period last year. Our audit work under our existing RAC contract expired in June 2014, but we have been permitted to resume certain audit work with respect to a limited number of claims pursuant to a contract extension that runs through July 31, 2016. We are currently participating in a competitive bidding process for the next RAC contract. The award of the new RAC contracts has been delayed due in part to a bid protests and related litigation regarding certain payment terms that were proposed by CMS in the new RAC contract proposals. While we believe our performance under the existing agreement and the experience we have gained in performing this contract position us well to renew the agreement, failure to renew the agreement or renewal on substantially less favorable terms could significantly harm our revenues and results of operations.

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

This estimated liability for appeals is an offset to revenues on our income statement. Resolution of appeals can take a very long time to resolve and there is a significant backlog in the system for resolving appeals, as over the course of our existing RAC contract, healthcare providers have increased their pursuit of appeals beyond the first and second levels of appeals to the third level of appeal, where cases are heard by administrative law judges, or ALJs. In our experience, decisions at the third level of appeal are the least favorable as ALJs exercise greater discretion and there is less predictability in the ALJ decisions as compared to appeals at the first or second levels. This increase of ALJ appeals and backlog of claims at the third level of appeal is the primary reason our total estimated liability for appeals (consisting of the estimated liability for appeals plus the contra-accounts-receivable estimated allowance for appeals) has grown from a balance of $16.4 million at December 31, 2013, to $18.6 million as of December 31, 2014, to 19.0 million at December 31, 2015, and decreased to $18.9 million as of March 31, 2016. In addition to the $18.9 million related to the RAC contract with CMS, the Company has accrued $0.2 million of additional estimated liability for appeals related to other healthcare contracts. The total accrued liability for appeals is therefore $19.1 million at March 31, 2016.

The $19.1 million balance as of March 31, 2016, represents our best estimate of the probable amount of losses related to appeals of claims for which commissions were previously collected. We estimate that it is reasonably possible that we could be required to pay up to an additional approximately $5.4 million as a result of potentially successful appeals. To the extent that required payments by us related to successful appeals exceed the amount accrued, revenues in the applicable period would be reduced by the amount of the excess.
Goodwill
We periodically review the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether an impairment may exist. GAAP requires that goodwill and certain intangible assets not subject to amortization be assessed annually for impairment using fair value measurement techniques.
We assess goodwill for impairment on an annual basis as of November 30 of each year or more frequently if an event occurs or changes in circumstances would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If we can support the conclusion that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then we would not need to perform the two-step impairment test. If we cannot support such a conclusion, or we do not elect to perform the qualitative assessment, then the first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The Company performed a Step 1 impairment assessment as of November 30, 2015 and concluded that it was not necessary to perform a Step 2 impairment assessment. The Company performed a qualitative assessment of whether it is more likely than not that goodwill value is less than its carrying amount as of March 31, 2016 and concluded that there was no need to perform an impairment test. There was no impairment expense for goodwill for the three months ended March 31, 2016 and 2015.
Impairments of Depreciable Intangible Assets
The balance of depreciable intangible assets was $24.1 million as of March 31, 2016. We evaluate depreciable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Depreciable intangible assets consist of client contracts and related relationships, and are being amortized over their estimated useful life, which is generally 20 years. We evaluate the client contracts intangible at the individual contract level. The recoverability of such assets is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There was no impairment expense for depreciable intangible assets for the three months ended March 31, 2016. For the year ended December 31, 2015, an impairment expense of $0.2 million was recognized to account for the loss of a client and it has been included in other operating expenses in the consolidated statements of operations.

Recent Accounting Pronouncements
Accounting Standards Adopted
Effective in the first quarter of 2016, we adopted FASB's ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” in conjunction with their initiative to reduce complexity in accounting standards. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with presentation of a debt discount. The standard requires retrospective application and represents a change in accounting principle. Although the new guidance had no impact on the Company’s results of operations, the debt issuance costs presented as assets within the Company’s consolidated balance sheet which amounted to $1.9 million and $2.1 million, as of March 31, 2016 and December 31, 2015, respectively, have been reclassified as a reduction of the related debt liability.

Effective in the first quarter of 2016, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments,” that eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. The adoption of ASU 2015-16 did not have a material impact on the Company’s consolidated financial statements.
Recently Issued Accounting Standards
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
Results of Operations
Three Months Ended March 31, 2016 compared to the Three Months Ended March 31, 2015
The following table represents our historical operating results for the periods presented:

	Three Months Ended March 31,
	2016	2015	$ Change	% Change
	(in thousands)
Consolidated Statement of Operations Data:
Revenues	$38,279	$38,559	$(280)	(1)%
Operating expenses:
Salaries and benefits	21,337	23,724	(2,387)	(10)%
Other operating expenses	14,357	19,195	(4,838)	(25)%
Total operating expenses	35,694	42,919	(7,225)	(17)%
Income from operations	2,585	(4,360)	6,945	159%
Interest expense	(2,432)	(2,385)	(47)	2%
Income before provision for income taxes	153	(6,745)	6,898	102%
Provision for (benefit from) income taxes	73	(2,343)	2,416	103%
Net income (loss)	$80	$(4,402)	$4,482	102%
Revenues
Revenues were $38.3 million for the three months ended March 31, 2016, a decrease of approximately 1%, compared to revenues of $38.6 million for the three months ended March 31, 2015.
Student lending revenues were $29.6 million for the three months ended March 31, 2016, representing an increase of $2.6 million, or 10%, compared to the three months ended March 31, 2015. The increase was primarily a result of an increase in the number of borrowers that are participating in the rehabilitation programs with our Guaranty Agency clients, which was partially offset by the reduction of revenues from the Department of Education during the contract transition process and fixed fees associated with the income based repayment programs.
Healthcare revenues were $2.7 million for the three months ended March 31, 2016, representing a decrease of $2.6 million, or 48%, compared to the three months ended March 31, 2015. This decrease was due primarily to reduced levels of permitted healthcare audit and recovery activities under our CMS RAC contract.

Salaries and Benefits
Salaries and benefits expense was $21.3 million for the three months ended March 31, 2016, a decrease of $2.4 million, or 10%, compared to salaries and benefits expense of $23.7 million for the three months ended March 31, 2015. The decrease in salaries and benefits expense was primarily due to a decrease in employee headcount.
Other Operating Expenses
Other operating expenses were $14.4 million for the three months ended March 31, 2016, a decrease of $4.8 million, or 25%, compared to other operating expenses of $19.2 million for the three months ended March 31, 2015. The decrease in other operating expenses was primarily due to lower transaction expenses associated with a contemplated acquisition incurred in the first quarter of 2015.
Income (Loss) from Operations
Income from operations was $2.6 million for the three months ended March 31, 2016, compared to a loss from operations of $4.4 million for the three months ended March 31, 2015, representing an increase of $6.9 million or 159%. The increase was primarily the result of lower other operating expenses, which was partially offset by lower revenues.
Interest Expense
Interest expense was $2.4 million for the three months ended March 31, 2016, compared to $2.4 million for the three months ended March 31, 2015. Interest expense increased slightly, due to a write off of unamortized debt issuance costs offset by lower interest expense from a lower loan principal balance.
Income Taxes
Income tax expense was $0.1 million for the three months ended March 31, 2016, compared to an income tax benefit of $2.3 million for the three months ended March 31, 2015. Our effective income tax rate increased to 47.7% for the three months ended March 31, 2016, from 34.7% for the three months ended March 31, 2015. The increase in the effective tax rate is primarily due to the income from operations generated in the three months ended March 31, 2016 compared to the loss from operations for the three months ended March 31, 2015 and the resulting impact of the discrete items on the effective tax rate.
Net Income (Loss)
As a result of the factors described above, net income was $0.1 million for the three months ended March 31, 2016, which represented an increase of $4.5 million, or 102% compared to net loss of $4.4 million for the three months ended March 31, 2015.

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

Because of these limitations, you should consider adjusted EBITDA and adjusted net income alongside other financial performance measures, including net income and our other GAAP results. The following tables present a reconciliation of adjusted EBITDA and adjusted net income for each of the periods indicated:

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Adjusted EBITDA:
Net income (loss)	$80	$(4,402)
Provision for (benefit from) income taxes	73	(2,343)
Interest expense	2,432	2,385
Transaction expenses (1)	—	3,229
Restructuring and other expenses (4)	232	696
Depreciation and amortization	3,390	3,542
Stock-based compensation	1,204	1,003
Adjusted EBITDA	$7,411	$4,110

	Three Months Ended March 31,
	2016	2015
	(in thousands)
Adjusted Net Income:
Net income (loss)	$80	$(4,402)
Transaction expenses (1)	—	3,229
Stock-based compensation	1,204	1,003
Amortization of intangibles (2)	936	1,188
Deferred financing amortization costs (3)	746	324
Restructuring and other expenses (4)	232	696
Tax adjustments (5)	(1,247)	(2,576)
Adjusted Net Income (Loss)	$1,951	$(538)

(1)	Represents direct and incremental costs associated with expenses incurred in 2015 for a potential acquisition and related financing.

(2)
Represents amortization of capitalized expenses related to the acquisition of Performant by an affiliate of Parthenon Capital Partners in 2004, and also an acquisition in the first quarter of 2012 to enhance our analytics capabilities.

(3)	Represents amortization of capitalized financing costs related to financing conducted in 2012 and costs related to the amendment of the terms of the note payable in 2014 and 2016.

(4)	Represents restructuring costs and severance and termination expenses incurred in connection with termination of employees and consultants.

(5)	Represents tax adjustments assuming a marginal tax rate of 40%.

Liquidity and Capital Resources
Our primary source of liquidity is cash flows from operations. Cash and cash equivalents, which excludes restricted cash, totaled $48.1 million as of March 31, 2016, and consists primarily of cash on deposit with banks. There are currently no borrowings outstanding under our revolving credit facility. There are $2.0 million letters of credit which reduces our available line of credit of $11.0 million. Due to our operating cash flows and our existing cash and cash equivalents and our ability to restructure both our variable and fixed expenses, we believe that we have the ability to meet our working capital and capital expenditure needs through the second quarter of 2017. See "Long-term Debt" below.
The $23.1 million decrease in the balance of our cash and cash equivalents was primarily due to principal repayments of $24.8 million on our long-term debt, and a $7.5 million restricted cash deposit, both of which were made in connection with the amendment to our credit agreement completed on February 19, 2016, and $1.8 million of capital expenditures partially offset by cash generated from operations of $11.3 million.
Cash flows from operating activities
Cash provided by operating activities provided $11.3 million for the three months ended March 31, 2016 was primarily due to a decrease in trade accounts receivable of $4.7 million, an increase in accrued salaries and benefits of $1.6 million and an increase in net payable to client of $1.5 million.
Cash flows from investing activities
Cash used in investing activities of $1.8 million for the three months ended March 31, 2016 was mainly for capital expenditures related to information technology, data storage, hardware, telecommunication systems and security enhancements to our proprietary software.
Cash flows from financing activities
Cash used in financing activities of $32.6 million for the three months ended March 31, 2016 was primarily attributable to repayments of principal of $24.8 million on long-term debt and a $7.5 million deposit in restricted cash.
Restricted Cash
As of March 31, 2016, restricted cash included in current assets on our consolidated balance sheet was $7.5 million. As discussed below, on February 19, 2016 the Company deposited $7.5 million into a segregated deposit account in connection with the Fourth Amendment to our credit agreement. The cash in this segregated deposit account is restricted because it is subject to the exclusive control of the administrative agent as set forth in our credit agreement.
Estimated liability for appeals and net payable to client
The March 31, 2016 balances of $19.1 million and $15.9 million for the estimated liability for appeals and the net payable to client, respectively, represent obligations that we expect to pay in the near term, although it is difficult to predict the precise timing of the associated cash outflows as they are dependent on the processing and resolution of audit appeals.
Long-term Debt
On March 19, 2012, we, through our wholly owned subsidiary, entered into a $147.5 million credit agreement, as amended and restated, with Madison Capital Funding LLC as administrative agent, ING Capital LLC as syndication agent, and other lenders party thereto. The senior credit facility consists of (i) a $57.0 million term A loan that matures in March 2017, (ii) a $79.5 million term B loan that matures in March 2018, and (iii) a $11.0 million revolving credit facility that expires in March 2017. On June 28, 2012, we amended the credit agreement to increase the amount of our borrowings under our term B loan by $19.5 million. On each of November 4, 2014, January 28, 2015, and February 19, 2016, we further amended the credit agreement to modify a number of existing covenants and add certain new covenants.
All borrowings under the credit agreement bear interest at a rate per annum equal to an applicable margin plus, at our option, either (i) a base rate determined by reference to the highest of (a) the prime rate published in the Wall Street Journal or another national publication, (b) the federal funds rate plus 0.5%, (c) the sum of (A) the 1-month LIBOR rate and (B) the difference between the then effective applicable margins for LIBOR loans and base rate loans and (d) 2.5% or (ii) a LIBOR rate determined by reference to the highest of (a) a LIBOR rate published in Reuters or another national publication and (b) 1.5%. The term A loan and the revolving credit facility have an applicable margin of 5.75% for base rate loans and 6.75% for LIBOR rate loans. The term B loan (including the incremental term B loan) has an applicable margin of 6.25% for base rate loans and 7.25% for LIBOR rate loans. Interest is due at the end of each month for base rate loans and at the end of each LIBOR period for LIBOR rate loans unless the LIBOR period is greater than 3 months, in which case interest is due at the last day of each 3-month interval of such LIBOR period. The lenders are not required to make new loans or issue new letters of credit under the revolving credit facility when the total debt to EBITDA ratio exceeds 3.25 to 1.0.
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

The credit agreement also requires us to meet certain financial covenants, including maintaining (i) a fixed charge coverage ratio, (ii) a total debt to EBITDA ratio, (iii) an interest coverage ratio, (iv) a minimum EBITDA amount, (v) a minimum required adjusted cash amount, and (vi) maximum capital expenditures, as such terms are defined in our credit agreement. These financial covenants are tested at the end of each year, quarter or month, as applicable. The table below further describes these financial covenants, as well as our current status under these covenants as of March 31, 2016.

Financial Covenant	Covenant Requirement	Actual Ratio at March 31, 2016
Fixed charge coverage ratio (minimum)[1]	N/A	N/A
Total debt to EBITDA ratio (maximum)[2]	4.75 to 1.0	1.92
Interest coverage ratio (minimum)[3]	2.5 to 1.0	4.42
EBITDA (minimum)[4]	$20,000,000	$32,327,000
Required Adjusted Cash Amount (minimum)	$10,000,000	$26,636,000
Capital Expenditures[5]	$8,000,000	N/A
________
(1) The fixed charge coverage ratio will apply to the computation periods ending September 30, 2017, and each computation period thereafter.
(2) The total EBITDA ratio will adjust in future periods.
(3) The interest coverage ratio applies through computation period ending June 30, 2017 and will adjust in future periods.
(4) This requirement is effective through June 30, 2016.
(5) This requirement is an annual limitation and adjusts to $8,000,000 for the years ending December 31, 2016 and December 31, 2017.

On February 19, 2016, we entered into amendment No. 4 to the credit agreement. Pursuant to the Fourth Amendment, our financial covenants were modified as follows:

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
In addition, due to the delays in the award of the new contracts from the Department of Education and CMS, we implemented cost and expense reductions during 2015 and the first quarter of 2016 that included a significant reduction in personnel. To the extent we are able to secure new contracts with the Department of Education or CMS, we will incur significant expenses to hire additional personnel that will be required to provide services under any such new contract that may require us to obtain additional financing. There can be no assurance that we will be able to obtain such financing on favorable terms, or at all.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We do not hold or issue financial instruments for trading purposes. We conduct all of our business in U.S. currency and therefore do not have any material direct foreign currency risk. We do have exposure to changes in interest rates with respect to the borrowings under our senior secured credit facility, which bear interest at a variable rate based on the prime rate or LIBOR. For example, if the interest rate on our borrowings increased 100 basis points (1%) from the credit facility floor of 1.5%, our annual interest expense would increase by approximately $0.7 million.
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
Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were functioning effectively at the reasonable assurance level as of March 31, 2016.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended March 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Our existing contracts with the Department of Education and CMS are currently subject to rebidding processes. The Department of Education and CMS were responsible for approximately 19.2% and 3.1% of our revenue for the quarter ended March 31, 2016, respectively and 23.8% and 7.8% of our revenue for the year ended December 31, 2015 respectively.
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
As of March 31, 2016, our estimated total debt was $69.5 million. In February 2016, in connection with an amendment to our credit agreement, we voluntarily prepaid $22.5 million of the outstanding principal under our credit agreement. For the quarter ended March 31, 2016 our consolidated interest expense was $2.4 million. Our ability to make scheduled payments or to refinance our debt obligations and to fund our other liquidity needs depends on our financial and operating performance. Due to factors such as our still unresolved contractual relationships with the Department of Education and CMS, we cannot make assurances that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness and to fund our other liquidity needs. If our cash flows and capital resources are insufficient to fund our debt service obligations and allow us to maintain compliance with the financial covenants and other covenants under our senior secured credit facility or to fund our other liquidity needs, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot ensure that we would be able to take any of these actions, or that these actions would be successful and permit us to meet our scheduled debt service obligations. If we cannot make scheduled payments on our debt, we will be in default and, as a result, our debt holders could declare all outstanding principal and interest to be due and payable, our lenders could foreclose against the assets securing our borrowings and we could be forced into bankruptcy or liquidation.
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
Under our RAC contract with CMS, we recognize revenues when the healthcare provider has paid CMS for a claim or has agreed to an offset against other claims by the provider. Healthcare providers have the right to appeal a claim and may pursue additional levels of appeal if the initial appeal is found in favor of CMS. We accrue an estimated liability for appeals at the time revenue is recognized based on our estimate of the amount of revenue probable of being refunded to CMS following successful appeal based on historical data and other trends relating to such appeals. In addition, if our estimate of liability for appeals with respect to revenues recognized during a prior period changes, we increase or decrease the estimated liability reserve in the current period. Over the course of our existing RAC contract, healthcare providers have increased their pursuit of appeals beyond the first and second levels of appeal to the third level of appeal, where cases are heard by administrative law judges, or ALJs. In our experience, decisions at the third level of appeal are the least favorable as ALJs exercise greater discretion and there is less predictability in the ALJ decisions as compared to appeals at the first or second levels. The pursuit of third level appeals by healthcare providers has also resulted in a backlog of claims at that level of appeal. This increase of ALJ appeals and backlog of claims at the third level of appeal is the primary reason our total estimated liability for appeals

(consisting of the estimated liability for appeals plus the contra-accounts-receivable estimated allowance for appeals) has grown from a balance of $16.4 million at December 31, 2013 to $18.6 million as of December 31, 2014 to $19.0 million as of December 31, 2015, and decreased to $18.9 million as of March 31, 2016. Our estimates for our appeal reserve are subject to uncertainties, and accordingly we may underestimate the number of successful appeals or the financial impact of successful appeals in a given year or period. To the extent that the amount of commissions that we are required to return to CMS as a result of successful appeals exceeds our estimated appeals reserve, our revenues in the applicable period will be reduced by the amount of such excess. If we underestimate the amount of commissions that are subject to successful appeal, our revenues in future periods could be adversely affected. In addition, each of the subcontractors we engaged to assist in the recovery services under our RAC contract are similarly obligated to refund fees that they received from claims that are later overturned on appeal. To the extent any of our subcontractors fail to refund amounts that are due upon an appeals relating to claim that they were responsible for, we may be obligated to pay such amounts directly to CMS, which could have a material impact on our financial position.
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
Our ability to make claims under our existing RAC contract continues to be limited by contract transition rules announced by CMS. During 2015 and 2016, our audit and recovery activities under the RAC contract were entirely suspended or subject to significant restrictions. Such restrictions involve limitations on the types of claims and the amount of medical records requests that we may make, and CMS has generally maintained a long‑running prohibition on requesting medical records from PIP providers. These transition rules had a material adverse effect on our revenues during the three months ended March 31, 2016. Our revenues from CMS during the three months ended March 31, 2016 were $1.2 million compared to $3.2 million during the same period in 2015. In addition, the bidding process for the new RAC contracts has been delayed by pre-award protests and litigation regarding certain payment terms that were proposed by CMS in the new RAC contract proposals. As a result of these protests and litigation, on June 2, 2015, CMS announced it had withdrawn requests for bids for the new RAC contracts under the original statement of work proposals and released a new RFP which we are in process of responding to. As a result of the delays in the award of the new RAC contract and the restrictions on our audit activities under the existing contract, reduction in healthcare revenues had a material adverse effect on our revenues for 2015 and we expect this reduction in revenues will continue in 2016. In addition, if we are successful in obtaining a new RAC contract with CMS, we expect there will be an approximate four to six month period until we start to recognize revenue under a new RAC contract after the award is made.
Revenues generated from our three largest clients represented 57% of our revenues for the quarter ended March 31, 2016, and 55% of our revenues for the year ended December 31, 2015, and any termination of or deterioration in our relationship with any of these clients would result in a decline in our revenues.
We derive a substantial majority of our revenues from a limited number of clients, including the Department of Education, CMS and several GAs. Revenues from our three largest clients represented 57% of our revenues for the quarter ended March 31, 2016 and 55% of our revenues for the year ended December 31, 2015. All of our contracts with these clients are subject to periodic renewal and re-bidding processes and if we lose one of these clients or if the terms of our relationships with any of these clients become less favorable to us, our revenues would decline, which would harm our business, financial condition and results of operations.
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
Substantially all of our existing contracts for the recovery of student loans and other receivables, which represented approximately 93% of our revenues for the three months ended March 31, 2016 and 88% of our revenues in the year ended December 31, 2015, enable our clients to unilaterally terminate their contractual relationship with us at any time without penalty, potentially leading to loss of business or renegotiation of terms. Further, most of our contracts in these markets allow our clients to unilaterally change the volume of loans and other receivables that are placed with us or the payment terms at any given time. In addition, most of our contracts are not exclusive, with our clients retaining multiple service providers with whom we must compete for placements of loans or other obligations. Therefore, despite our contractual relationships with our clients, our contracts do not provide assurance that we will generate a minimum amount of revenues or that we will receive a specific volume of placements.

Our revenues and operating results would be negatively affected if our student loan and receivables clients, which include four of our five largest clients in 2016 and 2015, reduce the volume of student loan placements provided to us, modify the terms of service, including the success fees we are able to earn upon recovery of defaulted student loans, or any of these clients establish more favorable relationships with our competitors. For example, in 2013 in connection with the Department of Education’s decision to have its recovery vendors promote income‑based repayment, or IBR, to defaulted student loans, the Department of Education unilaterally reduced the contingency fee rate that we receive for rehabilitating student loans by approximately 13%. Further, effective July 1, 2015, the Department of Education implemented a fixed fee of $1,710 payable for each loan that is rehabilitated in place of a recovery fee that historically had been based on a percentage of the balance of the rehabilitated loan.

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
We have historically derived and are likely to continue to derive a significant portion of our revenues from the U.S. federal government. For the quarter ended March 31, 2016, revenues under contracts with the U.S. federal government accounted for approximately 26% of our total revenues, compared to 35% for the year ended December 31, 2015. In addition, fees payable by the U.S. federal government are expected to become a larger percentage of our total revenues over the next several years as a result of legislation that has transferred responsibility for all new student loan origination to the Department of Education. The continuation and exercise of renewal options on existing government contracts and any new government contracts are, among other things, contingent upon the availability of adequate funding for the applicable federal government agency. Changes in federal government spending could directly affect our financial performance.

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
As a result of SAFRA, which terminated the ability of the GAs to originate government-supported student loans, some have speculated that there may be consolidation among the remaining GAs. This speculation has heightened as a result of the reduction of fees that the GAs will receive for rehabilitating student loans as a result of the Bipartisan Budget Act of 2013. If GAs that are our clients are combined with GAs with whom we do not have a relationship, we could suffer a loss of business. Two of our GA clients were each responsible for more than 10% of our total revenues in the the three months ended March 31, 2016 and the year ended December 31, 2015. The consolidation of our GA clients with others and the failure to provide recovery services to the consolidated entity could decrease our revenues, which could negatively impact our business, financial condition and results of operations.
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
Since our initial public offering in August 2012, the price of our common stock, as reported by NASDAQ Global Select Market, has ranged from a low sales price of $1.51 on March 24, 2016 to a high sales price of $14.09 on March 4, 2013. The trading price of our common stock may be significantly affected by various factors, including: quarterly fluctuations in our operating results; the financial projections we may provide to the public, any changes in those projections or our failure to meet those projections; changes in investors’ and analysts’ perception of the business risks and conditions of our business; our ability to meet the earnings estimates and other performance expectations of financial analysts or investors; unfavorable commentary or downgrades of our stock by equity research analysts; changes in our capital structure, such as future issuances of debt or equity securities; lawsuits threatened or filed against us; strategic actions by us or our competitors, such as acquisitions or restructurings; new legislation or regulatory actions; changes in our relationship with any of our significant clients; fluctuations in the stock prices of our peer companies or in stock markets in general; and general economic conditions.
Our significant stockholders have the ability to influence significant corporate activities and our significant stockholders' interests may not coincide with yours.
Parthenon Capital Partners and Invesco Ltd. beneficially owned approximately 27.0% and 19.3% of our common stock, respectively, as of March 31, 2016. As a result of their ownership, Parthenon Capital Partners and Invesco Ltd. have the ability to influence the outcome of matters submitted to a vote of stockholders and, through our board of directors, the ability to influence decision‑making with respect to our business direction and policies. Parthenon Capital Partners and Invesco Ltd. may have interests different from our other stockholders’ interests, and may vote in a manner adverse to those interests. Matters over which Parthenon Capital Partners and Invesco Ltd. can, directly or indirectly, exercise influence include:

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
Date: May 6, 2016
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