Form 10-Q
period 2016-06-30
Performant Financial Corp
filed 2016-08-05
CIK 1550695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
The number of shares of Common Stock outstanding as of August 4, 2016 was 50,174,779.

PERFORMANT FINANCIAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2016
INDEX

i

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except per share amounts)

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$53,188	$71,182
Restricted cash	7,511	—
Trade accounts receivable, net of allowance for doubtful accounts of $386 and $386, respectively	11,606	17,965
Deferred income taxes	7,208	7,170
Prepaid expenses and other current assets	12,705	12,933
Total current assets	92,218	109,250
Property, equipment, and leasehold improvements, net	24,217	25,515
Identifiable intangible assets, net	23,202	25,074
Goodwill	82,522	82,522
Other assets	171	179
Total assets	$222,330	$242,540
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of notes payable, net of unamortized debt issuance costs of $570 and $1,078, respectively	$14,652	$7,998
Accrued salaries and benefits	7,240	4,761
Accounts payable	1,124	929
Other current liabilities	5,592	5,615
Income Tax Payable	958	895
Estimated liability for appeals	19,405	19,118
Net payable to client	14,793	14,400
Total current liabilities	63,764	53,716
Notes payable, net of current portion and unamortized debt issuance costs of $938 and $1,038, respectively	51,060	84,144
Deferred income taxes	8,411	8,818
Other liabilities	1,896	2,006
Total liabilities	125,131	148,684
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized, 500,000 shares at June 30, 2016 and December 31, 2015; issued and outstanding 50,169 and 49,479 shares at June 30, 2016 and December 31, 2015, respectively	5	5
Additional paid-in capital	63,595	61,808
Retained earnings	33,599	32,043
Total stockholders’ equity	97,199	93,856
Total liabilities and stockholders’ equity	$222,330	$242,540
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenues	$38,074	$41,262	$76,353	$79,821
Operating expenses:
Salaries and benefits	20,060	22,142	41,397	45,866
Other operating expenses	13,733	15,510	28,090	34,705
Total operating expenses	33,793	37,652	69,487	80,571
Income (loss) from operations	4,281	3,610	6,866	(750)
Interest expense	(1,841)	(2,278)	(4,273)	(4,663)
Income (loss) before provision for (benefit from) income taxes	2,440	1,332	2,593	(5,413)
Provision for (benefit from) income taxes	963	606	1,036	(1,737)
Net income (loss)	$1,477	$726	$1,557	$(3,676)
Net income (loss) per share
Basic	$0.03	$0.01	$0.03	$(0.07)
Diluted	$0.03	$0.01	$0.03	$(0.07)
Weighted average shares
Basic	50,075	49,388	49,860	49,373
Diluted	50,527	49,960	50,347	49,373
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$1,477	$726	$1,557	$(3,676)
Other comprehensive income:
Foreign currency translation adjustment	11	—	25	—
Comprehensive income (loss)	$1,488	$726	$1,582	$(3,676)
 See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$1,557	$(3,676)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on disposal of asset	9	2
Depreciation and amortization	6,806	6,852
Deferred income taxes	(1,247)	(692)
Stock-based compensation	2,340	2,167
Interest expense from debt issuance costs and amortization of discount note payable	550	667
Write-off unamortized debt issuance costs	468	—
Changes in operating assets and liabilities:
Trade accounts receivable	6,359	39
Prepaid expenses and other current assets	228	(230)
Income tax receivable	—	2,528
Other assets	8	149
Accrued salaries and benefits	2,479	2,453
Accounts payable	195	794
Other current liabilities	268	(2,558)
Income taxes payable	63	—
Estimated liability for appeals	287	86
Net payable to client	393	3,051
Other liabilities	(110)	460
Net cash provided by operating activities	20,653	12,092
Cash flows from investing activities:
Purchase of property, equipment, and leasehold improvements	(3,645)	(3,696)
Net cash used in investing activities	(3,645)	(3,696)
Cash flows from financing activities:
Repayment of notes payable	(27,038)	(11,727)
Restricted cash for repayment of notes payable	(7,511)	—
Debt issuance costs paid	(410)	—
Taxes paid related to net share settlement of stock awards	(205)	—
Proceeds from exercise of stock options	330	25
Income tax benefit (shortfall) from employee stock options	99	(121)
Payment of purchase obligation	(292)	(815)
Net cash used in financing activities	(35,027)	(12,638)
Effect of foreign currency exchange rate changes on cash	25	—
Net decrease in cash and cash equivalents	(17,994)	(4,242)
Cash and cash equivalents at beginning of period	71,182	80,298
Cash and cash equivalents at end of period	$53,188	$76,056
Supplemental disclosures of cash flow information:
Cash paid (received) for income taxes	$2,096	$(3,322)
Cash paid for interest	$3,258	$3,999

See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2016 and 2015
(Unaudited)

1. Organization and Description of Business

(a)	Basis of Presentation and Organization
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary (consisting only of normal recurring adjustments) for a fair presentation of our and our subsidiaries’ financial position at June 30, 2016, the results of our operations for the three and six months ended June 30, 2016 and 2015 and cash flows for the six months ended June 30, 2016 and 2015. Interim financial statements are prepared on a basis consistent with our annual consolidated financial statements. The interim financial statements included herein should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the years ended December 31, 2015, 2014, and 2013.
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

(b)	Revenues, Accounts Receivable, and Estimated Liability for Appeals
Revenue is recognized upon the collection of defaulted loan and debt payments. Loan rehabilitation revenue is recognized when the rehabilitated loans are sold (funded) by clients. Incentive revenue is recognized upon receipt of official notification of incentive award from customers. Under the Company’s Medicare Recovery Audit Contractor, or RAC, contract with Centers for Medicare and Medicaid Services, or CMS, the Company recognizes revenues when the healthcare provider has paid CMS for a given claim or has agreed to an offset against other claims by the provider. Providers have the right to appeal a claim and may pursue additional appeals if the initial appeal is found in favor of CMS. The Company accrues an estimated liability for appeals at the time revenue is recognized based on the Company's estimate of the amount of revenue probable of being refunded to CMS following successful appeal. In addition, if the Company's estimate of the liability for appeals with respect to revenues recognized during a prior period changes, the Company increases or decreases current period accruals based on such change in estimated liability. At June 30, 2016 a total of $19.1 million was presented as an allowance against revenue, representing the Company’s estimate of claims audited under the CMS contract that may be overturned. Of this, an immaterial amount was related to accounts receivable and $19.1 million was related to commissions which had already been received. The zero allowance against accounts receivable at June 30, 2016 is due to the fact that the receivable from CMS is netted against an offsetting payable for overturned audits, and at June 30, 2016, the amount of the payable exceeded the amount of the receivable as discussed in note 1(c). In addition to the $19.1 million related to the RAC contract with CMS, the Company has accrued $0.3 million of additional estimated liability for appeals related to other healthcare contracts. The total accrued liability for appeals of $19.4 million has been presented in the caption estimated liability for appeals at June 30, 2016.  At December 31, 2015, the total appeals-related liability was $19.1 million. The $19.4 million balance at June 30, 2016 and $19.1 million balance at December 31, 2015, represent the Company’s best estimate of the probable amount of losses related to appeals of claims for which commissions were previously collected. In addition to the $19.4 million amount accrued at June 30, 2016, the Company estimates that it is reasonably possible that it could be required to pay an additional amount up to approximately $5.4 million as a result of potentially successful appeals. To the extent that required payments by the Company exceed the amount accrued, revenues in the applicable period would be reduced by the amount of the excess.

(c) Net Payable to Client
The Company nets outstanding accounts receivable invoices from an audit and recovery contract against payables for overturned audits. The overturned audits are netted against current fees due on the invoice to the client when they are processed by the client’s system. The “Net payable to client” balance of $14.8 million represents the excess of payables for overturned audits at June 30, 2016. At December 31, 2015, the net of the "Net payable to client" balance of $14.4 million was comprised of payables of $15.4 million for overturned audits offset by outstanding receivables of $1.0 million. The Company expects that the net payable-to-client balance will be paid to the client within the next twelve months.

(d) Prepaid Expenses and Other Current Assets
At June 30, 2016, prepaid expenses and other current assets includes $5.7 million of amounts estimated to become due from subcontractors. The Company employs subcontractors to audit claims as part of an audit & recovery contract, and to the extent that audits by these subcontractors are overturned on appeal, the fees associated with such claims are contractually refundable to the Company. At June 30, 2016, the receivable associated with estimated future overturns of subcontractor audits was $5.7 million. In addition, at June 30, 2016, prepaid expenses and other current assets includes a net receivable of $3.9 million for subcontractor fees for already overturned audits refundable to the Company once the Company refunds its fees to the client as prime contractor. By comparison, at December 31, 2015, prepaid expenses and other current assets included $5.7 million of estimated future overturns of subcontractor audits, as well as a net receivable of $3.8 million for subcontractor fees for already overturned audits refundable to the Company once the Company refunds its fees to the client as prime contractor.
(e) Impairment of Long-Lived Assets
Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There was no impairment expense for long-lived assets for the six months ended June 30, 2016. For the six months ended June 30, 2015, an impairment expense of $0.2 million was recognized to account for the loss of a client and it has been included in other operating expenses in the consolidated statements of operations.

(f) Restricted Cash
At June 30, 2016, restricted cash included in current assets on our consolidated balance sheet was $7.5 million. As discussed in Note 3, in February 2016 the Company deposited $7.5 million into a segregated deposit account in connection with the Fourth Amendment to our credit agreement. The cash in this segregated deposit account is restricted because it is subject to the exclusive control of the administrative agent as set forth in our credit agreement.
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
In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The standard is intended to simplify several areas of accounting for share-based compensation arrangements, including the income tax impact, classification on the statement of cash flows and forfeitures. This new guidance is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2016, and early adoption is permitted. We have not adopted this guidance early and are currently evaluating the effect on our consolidated financial statements.

2. Property, Equipment, and Leasehold Improvements
Property, equipment, and leasehold improvements consist of the following at June 30, 2016 and December 31, 2015 (in thousands):

	June 30, 2016	December 31, 2015
Land	$1,122	$1,122
Building and leasehold improvements	6,093	6,053
Furniture and equipment	5,408	5,390
Computer hardware and software	69,918	67,353
	82,541	79,918
Less accumulated depreciation and amortization	(58,324)	(54,403)
Property, equipment and leasehold improvements, net	$24,217	$25,515
Depreciation expense of property, equipment and leasehold improvements was $2.4 million and $2.3 million for the three months ended June 30, 2016 and 2015, respectively, and $4.9 million and $4.7 million for the six months ended June 30, 2016 and 2015, respectively.

3. Credit Agreement
On February 19, 2016, we entered into the Fourth Amendment to our Credit Agreement (Fourth Amendment) in which certain financial covenants were amended. Under the Fourth Amendment, our financial covenants were modified as follows:

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

Interest charged under the Credit Agreement as revised by the Fourth Amendment with respect to the Term A loan revolving loan advances is now charged either at Prime +5.75% or LIBOR + 6.75%, and interest with respect to the Term B loan is now charged either at Prime + 6.25% or LIBOR + 7.25%. In connection with the Fourth Amendment, we voluntarily prepaid $22.5 million under the Credit Agreement, which was applied ratably to the Term A loan and the Term B loan.
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

Scheduled payments under the Agreement, as modified by the Fourth Amendment, for the next five years and thereafter are as follows (in thousands):

Year Ending December 31,	Amount
Remainder of 2016	$12,038
2017	3,959
2018	51,223
2019	—
2020	—
Thereafter	—
Total	$67,220

Due to delays in the award of the new contracts by CMS and the Department of Education, significant limitations on our audit and recovery activity during the CMS contract transition period, suspension of student loan placements to us from the Department of Education during the contract transition period and recovery fee reductions in the student lending market, we have been actively restructuring both our variable and fixed expenses consistent with our reduced operations and in order to maintain compliance with our debt covenants under our credit agreement. As mentioned below, and as discussed in footnote 8, in July 2016, the Company entered into Amendment No. 5 to its Credit Agreement, and our current financial projections show that we expect to be able to maintain compliance with these covenants through the third quarter of 2017. However, the factors noted above have had and, until resolved, will continue to have a significant negative effect on our revenues and earnings and our ability to continue to comply with these covenants. Accordingly, we expect to seek further modifications to the covenants from our lenders or refinance our indebtedness. Our inability to maintain long-term compliance with our debt covenants, or to refinance or restructure the terms of our indebtedness on commercially reasonable terms or at all, would have an adverse effect, which could be material on our business, financial condition and results of operations, as well as our ability to satisfy our debt obligations.
In addition, due to the delays in the award of the new contracts from the Department of Education and CMS, we implemented cost and expense reductions during 2015 that included a significant reduction in personnel. To the extent we are able to secure new contracts with the Department of Education or CMS, we will incur significant expenses to hire additional personnel that will be required to provide services under any such new contract that may require us to obtain additional financing. There can be no assurance that we will be able to obtain such financing on favorable terms, or at all.
On July 26, 2016, the Company entered into Amendment No. 5 to its Credit Agreement (Fifth Amendment) in which certain financial covenants were amended and additional financial covenants were added. Please see footnote 8 - "Subsequent Events" below.
4. Commitments and Contingencies
We have entered into various non-cancelable operating lease agreements for certain of our office facilities and equipment with original lease periods expiring between 2016 and 2021. Certain of these arrangements have free rent periods and /or escalating rent payment provisions, and we recognize rent expense under such arrangements on a straight-line basis.
Future minimum rental commitments under non-cancelable leases as of June 30, 2016 are as follows (in thousands):

Year Ending December 31,	Amount
Remainder of 2016	$1,098
2017	1,766
2018	943
2019	873
2020	843
Thereafter	310
Total	$5,833
Operating lease expense was $0.7 million and $0.7 million for the three months ended June 30, 2016 and 2015, respectively, and was $1.4 million and $1.5 million for the six months ended June 30, 2016 and 2015, respectively.
5. Stock-based Compensation
(a) Stock Options
Total stock-based compensation expense charged as salaries and benefits expense in the consolidated statements of operations was $1.1 million and $1.2 million for the three months ended June 30, 2016 and 2015, respectively, and $2.3 million and $2.2 million for the six months ended June 30, 2016 and 2015, respectively.

The following table shows stock option activity for the six months ended June 30, 2016:

	Outstanding Options	Weighted average exercise price per share	Weighted average remaining contractual life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2015	4,117,123	$6.92	5.64	$1,211
Granted	115,000	1.74
Forfeited	(299,561)	8.12
Exercised	(390,767)	0.85
Outstanding at June 30, 2016	3,541,795	$7.32	5.55	$700
Vested, exercisable, expected to vest(1) at June 30, 2016	3,498,156	$7.32	5.53	$700
Exercisable at June 30, 2016	2,637,590	$7.10	4.91	$700

(1)	Options expected to vest reflect an estimated forfeiture rate.
The Company recognizes share-based compensation costs as expense on a straight-line basis over the option vesting period, which generally is four to five years.
(b) Restricted Stock Units and Performance Stock Units
The following table summarizes restricted stock unit and performance stock unit activity for the six months ended June 30, 2016:

	Number of Awards	Weighted average grant date fair value per share
Outstanding at December 31, 2015	1,229,274	$4.67
Granted	1,415,954	1.73
Forfeited	(128,850)	4.30
Vested and converted to shares	(418,484)	3.33
Outstanding at June 30, 2016	2,097,894	$2.98
Expected to vest at June 30, 2016	1,993,048	$2.98

Restricted stock units and performance stock units granted under the Performant Financial Corporation 2012 Stock Incentive Plan generally vest over periods ranging from one to four years.
6. Income Taxes
Our effective income tax rate changed to 40.0% for the six months ended June 30, 2016 from 32.1% for the six months ended June 30, 2015. The increase in the effective tax rate is primarily due to income from operations generated in the six months ended June 30, 2016 compared to the loss from operations incurred for the six months ended June 30, 2015 and the resulting impact of the discrete items on the effective tax rate.

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
7. Earnings per Share
For the three and six months ended June 30, 2016 and 2015, basic income per share is calculated by dividing net income by the sum of the weighted average number of shares of Common Stock outstanding during the period. Diluted income per share is calculated by dividing net income by the weighted average number of shares of Common Stock and dilutive common share equivalents outstanding during the period. Common share equivalents consist of stock options, restricted stock units, and performance stock units. When there is a loss in the period, dilutive common share equivalents are excluded from the calculation of diluted earnings per share, as their effect would be anti-dilutive. For example, for the six months ended June 30, 2015, dilutive common share equivalents have been excluded, and diluted weighted average shares outstanding are the same as basic average shares outstanding. When there is net income in the period, the Company excludes stock options, restricted stock units, and performance stock units from the calculation of diluted earnings per share when the combined exercise price, unamortized fair value and excess tax benefits of the options exceed the average market price of the Company's common stock because their effect would be anti-dilutive. For the three months ended June 30, 2016 and June 30, 2015, the Company excluded 3,598,325 and 3,739,208 options, respectively, from the calculation of diluted earnings per share because their effect would be anti-dilutive. For the six months ended June 30, 2016, the Company excluded 4,472,779 options from the calculation of diluted earnings per share because their effect would be anti-dilutive.
The following table reconciles the basic to diluted weighted average shares outstanding using the treasury stock method (shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Weighted average shares outstanding – basic	50,075	49,388	49,860	49,373
Dilutive effect of stock options	452	572	487	—
Weighted average shares outstanding – diluted	50,527	49,960	50,347	49,373
8. Subsequent Events
On July 26, 2016, Performant Business Services, Inc., which is a wholly-owned subsidiary of Performant Financial Corporation (the “Company”) and is the borrower under that certain Credit Agreement dated as March 19, 2012 with Madison Capital Funding LLC, as agent (the “Agent”) and the lenders party thereto from time to time (as amended, the “Credit Agreement”), entered into Amendment No. 5 to the Credit Agreement (the “Fifth Amendment”). The Company and certain other of its subsidiaries are guarantors of the obligations under the Credit Agreement. Pursuant to the Fifth Amendment, our financial covenants were modified as follows:

•
The total debt to EBITDA ratio of 3.25 to 1.0, which was in effect for the computation period ending as of September 30, 2017, has been revised under the Fifth Amendment to be 4.75 to 1.0 for that period.

•	The interest coverage ratio, which was not in effect for the computation period ending as of September 30, 2017, has been revised under the Fifth Amendment to be 1.75 to 1.0 for that period.

•
The fixed charge coverage ratio of 1.20 to 1.0, which was in effect for the computation period ending as of September 30, 2017, has been revised under the Fifth Amendment to no longer apply to that period.

Our obligation to apply, on an annual basis, a percentage, which may fluctuate between 25% and 75% (determined based upon our total debt to EBITDA ratio), of its annual excess cash flow as a mandatory prepayment of the loans under the Credit Agreement has also been modified. Pursuant to the Fifth Amendment, we will be required to apply 75% of our excess cash flow each quarter as a mandatory prepayment of the loans under the Credit Agreement. In addition, without the consent of the Agent and lenders holding more than 50% of the revolving loan commitments under the Credit Agreement, we will no longer be permitted to request revolving loans; however, this will not affect our ability to utilize the letter of credit sub-facility under Credit Agreement.
In connection with the Fourth Amendment, we deposited $7.5 million into a deposit account which is subject to the exclusive control of the Agent. Pursuant to the Fifth Amendment, the date on which these funds will be remitted to the Agent for application to the term loans or other obligations, as applicable, under the Credit Agreement has been extended by one month, to October 31, 2016 (or such later date not more than thirty days (30) days thereafter as may be agreed by Agent in its sole discretion). However, all or a portion of these funds may also be returned to us if the Agent and the requisite lenders under the Credit Agreement elect otherwise in their sole discretion. These funds may also be remitted in accordance with the foregoing sentence prior to October 31, 2016 if an event of default has occurred and is continuing under the Credit Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
You should read the following discussion in conjunction with our condensed consolidated financial statements (unaudited) and related notes included elsewhere in this report. This report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” under Item 1A of Part II of this report. In light of these risks, uncertainties and assumptions, the forward-looking events and trends discussed in this report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Forward-looking statements include, but are not limited to, statements about our: opportunities and expectations for growth in the student lending, healthcare and other markets; anticipated trends and challenges in our business and competition in the markets in which we operate; our client relationships and our ability to maintain such client relationships; our ability to maintain compliance with the covenants in our debt agreements; the adaptability of our technology platform to new markets and processes; our ability to invest in and utilize our data and analytics capabilities to expand our capabilities; the sufficiency of our appeals reserve; our growth strategy of expanding in our existing markets and considering strategic alliances or acquisitions; our ability to meet our liquidity and working capital needs; maintaining, protecting and enhancing our intellectual property; our expectations regarding future expenses; expected future financial performance; and our ability to comply with and adapt to industry regulations and compliance demands. The forward-looking statements in this report speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Student Lending:
Department of Education	$6,982	$10,477	$14,337	$22,202
Guaranty Agencies and Other	21,804	20,483	44,073	35,810
Total of Student Lending	28,786	30,960	58,410	58,012
Healthcare:
CMS RAC	2,268	3,020	3,464	6,230
Commercial	1,083	2,231	2,616	4,301
Total of Healthcare	3,351	5,251	6,080	10,531
Other:	5,937	5,051	11,863	11,278
Total Revenues	$38,074	$41,262	$76,353	$79,821

Student Lending
We derive the majority of our revenues from the recovery of student loans. These revenues are contract-based and consist primarily of contingency fees based on a specified percentage of the amount we enable our clients to recover. Our contingency fee percentage for a particular recovery depends on the type of recovery facilitated. With respect to the recovery services we have historically performed for the Department of Education and certain of our guaranty agency clients, we have also received incremental performance incentives based upon our performance as compared to other contractors, which incentives consist of additional inventory allocation volumes and incentive fees. We are currently subject to a competitive rebidding process for the next contract with the Department of Education. While five other recovery service providers had their contracts extended by the Department of Education past the original April 2015 expiration date, we did not receive such an extension from the Department of Education. We submitted our proposal for a new contract to the Department of Education in February 2016, but it is uncertain as to when any new contracts will be awarded. We do not anticipate receiving any new loan placements from the Department of Education until the new contracts are awarded. Due to the nine month rehabilitation process for loans placed with us by the Department of Education, there was minimal impact on our revenues in 2015 as a result of not receiving an extension of our current contract. However, the absence of placements of new student loans from the Department of Education since the expiration of our prior contract in April 2015 resulted in our revenues from the Department of Education falling from $22.2 million in the first six months of 2015 to $14.3 million in the first half of 2016 and we expect our revenues from the Department of Education will be significantly lower during the remainder of 2016.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Student Lending Placement Volume:
Department of Education	$—	$617,692	$5,082	$1,532,238
Guaranty Agencies and Other	1,280,988	1,043,693	1,861,087	2,304,965
Total Student Lending Placement Volume	$1,280,988	$1,661,385	$1,866,169	$3,837,203

There are five potential outcomes to the student loan recovery process from which we generate revenues. These outcomes include: full repayment, recurring payments, rehabilitation, loan restructuring and wage garnishment. Of these five potential outcomes, our ability to rehabilitate defaulted student loans is the most significant component of our revenues in this market. Generally, a loan is considered successfully rehabilitated after the student loan borrower has made nine consecutive qualifying monthly payments and our client has notified us that it is recalling the loan. Once we have structured and implemented a repayment program for a defaulted borrower, we (i) earn a percentage of each periodic payment collected up to and including the final periodic payment prior to the loan being considered “rehabilitated” by our clients, and (ii) if the loan is “rehabilitated,” then we are paid a one-time percentage of the total amount of the remaining unpaid balance, except that beginning in July 2015, our contract with the Department of Education has provided for a fixed fee of $1,710 for each rehabilitated loan. The fees we are paid vary by recovery outcome as well as by contract. For non-government-supported student loans we are generally only paid contingency fees on two outcomes: full repayment or recurring repayments. The table below describes our typical fee structure for each of these five outcomes.

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
For certain guaranty agency, or GA, clients, we have entered into Master Service Agreements, or MSAs. Under these agreements, clients provide their entire inventory of outsourced loans or receivables to us for recovery on an exclusive basis, in contrast with traditional contracts that are split among various service providers. In certain circumstances, we engage subcontractors to assist in the recovery of a portion of the client’s portfolio. We also receive success fees for the recovery of loans under MSAs and our revenues under MSA arrangements include fees earned by the activities of our subcontractors. As of June 30, 2016, we had three MSA clients in the student loan market.
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
Further, the Bipartisan Budget Act of 2013 reduced the compensation paid to GAs for the rehabilitation of student loans, effective July 1, 2014. This “revenue enhancement” measure reduced the amount that GAs can charge borrowers from 18.5% to 16.0% of the outstanding loan balance, when a rehabilitated loan is sold by the GA and eliminated entirely the GAs retention of 18.5% of the outstanding loan balance as a fee for rehabilitation services. The reduction in compensation the GAs receive resulted in a decrease in the contingency fee percentage that we receive from the GAs for assisting in the rehabilitation of defaulted student loans.

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
We are currently involved in a competitive rebidding process for four new RAC contracts with CMS. The timing of new RAC contract awards remains uncertain. The bidding process has been delayed by pre-award protests and litigation regarding certain payment terms that were proposed by CMS in the new RAC contract proposals. In anticipation of the award of new RAC contracts, beginning in 2013 CMS has adopted a series of contract transition procedures that have restricted our ability to request medical records for audit and has otherwise suspended our ability to perform any audit services for certain periods of time, thus adversely affected our revenues under this contract. In addition, CMS's contract transition rules have limited scope of our permitted audit activities as CMS has generally not permitted audits of periodic interim payment, or PIP, providers and has also placed additional restrictions on the types of claims we are permitted to audit and number of medical records we are permitted to request. In May 2016, CMS announced that the recovery audit contractors would not be able to request documents from providers for audit after May 16, 2016 and would not be able to submit claims for improper payments after July 29, 2016, effectively terminating additional revenue generating activity under our RAC contract pending the issuance of new contract awards. Revenues for the quarter ending June 30, 2016 from the RAC contract were $2.3 million and we expect that our revenues from the RAC contract will remain at similarly low levels for the last two quarters of 2016.
In connection with our RAC contract, CMS has announced a settlement offer to pay hospitals 68% of what they have billed Medicare to settle a backlog of pending appeals challenging Medicare's denials of reimbursement for certain types of short-term care. The implication of this settlement offer related to claims for which fees have already been paid to recovery auditors under existing RAC contracts is unclear at this time, but we may be obligated to repay certain amounts that we previously received from CMS depending on the final terms of any such settlement. We accrue an estimated liability for appeals based on the amount of commissions received which are subject to appeal and which we estimate are probable of being returned to providers following successful appeal. The $19.1 million balance as of June 30, 2016, represents our best estimate of the probable amount we may be required to refund related to appeals of claims for which commissions were previously collected. We estimate that it is reasonably possible that we could be required to pay an additional amount up to approximately $5.4 million as a result of potentially successful appeals in excess of the amount we accrued as of June 30, 2016.
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
For our commercial healthcare business, our business strategy is focused on utilizing our technology-enabled services platform to provide audit, recovery and analytical services for private healthcare payors. We have entered into contracts with several private payors, although these contracts are in the early stage of implementation. Revenues from our commercial healthcare clients were $1.1 million for the quarter ended June 30, 2016, compared to revenues of $2.2 million that we earned from our commercial healthcare clients for the same period last year.

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
Contingency Fees
Our revenues consist primarily of contract-based contingency fees. The contingency fee percentages that we earn are set by our clients or agreed upon during the bid process, and may change from time to time either under the terms of existing contracts or pursuant to the terms of contract renewals. The fees that we earn under our contractual arrangement with the Department of Education have been subject to unilateral change by the Department of Education. For example, in connection with the implementation of the IBR program, the Department of Education initially reduced the contingency fee rate that we receive for rehabilitating student loans by approximately 13% effective March 1, 2013.
Further, the Department of Education changed its fee structure to a fixed recovery fee of $1,710 for each rehabilitated loan, effective as of July 1, 2015. The fixed recovery fee is payable for each loan that is rehabilitated and replaces a recovery fee structure that historically had been based on a percentage of the balance of the rehabilitated loan.
Regulatory Matters
Each of the markets which we serve is highly regulated. Accordingly, changes in regulations that affect the types of loans, receivables and claims that we are able to service or the manner in which any such delinquent loans, receivables and claims can be recovered will affect our revenues and results of operations. For example, the passage of the Student Aid and Fiscal Responsibility Act, or SAFRA, in 2010 had the effect of transferring the origination of all government-supported student loans to the Department of Education, thereby ending all student loan originations guaranteed by the GAs. Loans guaranteed by the GAs represented approximately 70% of government-supported student loans originated in 2009. While the GAs will continue to service existing outstanding student loans for years to come, this legislation will over time shift the portfolio of outstanding student loans toward the Department of Education, which, as noted above, is currently in a contract procurement process, the outcome of which is material to our business. In addition, our entry into the healthcare market was facilitated by passage of the Tax Relief and Health Care Act of 2006, which mandated CMS to contract with private firms to audit Medicare claims in an effort to increase the recovery of improper Medicare payments. Any changes to the regulations that affect the student loan industry or the recovery of defaulted student loans or the Medicare program generally or the audit and recovery of Medicare claims could have a significant impact on our revenues and results of operations.
Client Retention
Our revenues from the student loan market depend on our ability to maintain our contracts with some of the largest providers of student loans. For the six months ended June 30, 2016, three providers of student loans each accounted for more than 10% of our revenues and they collectively accounted for approximately 57% of our total revenues during this period. The Department of Education was responsible for approximately 19% of our revenues for the six months ended June 30, 2016. We have a relationship with numerous GAs in the U.S. including Great Lakes Higher Education Guaranty Corporation and Pennsylvania Higher Education Assistance Authority, which were responsible for 22% and 16%, respectively, of revenues for the six months ended June 30, 2016. Our contract with the Department of Education, which generated approximately 18% of our revenues in the second quarter of 2016, is currently the subject to a competitive bidding process. Our contracts with these clients entitle them to unilaterally terminate their contractual relationship with us at any time without penalty. If we lose one of our significant clients, including if one of our significant clients is consolidated by an entity that does not use our services, if the terms of compensation for our services change or if there is a reduction in the level of placements provided by any of these clients, our revenues could decline.
Our contract with CMS for the recovery of improper Medicare payments represented approximately 5% of our total revenues for the six months ended June 30, 2016, compared to approximately 15% in 2014 and 26% in 2013. Our audit work under our existing RAC contract is being wound down as CMS completes its process for awarding new RAC contracts. We are currently participating in a competitive bidding process for the next RAC contract. The award of the new RAC contracts has been delayed due in part to a bid protests and related litigation regarding certain payment terms that were proposed by CMS in the new RAC contract proposals. While we believe our performance under the existing agreement and the experience we have gained in performing this contract position us well to renew the agreement, failure to renew the agreement or renewal on substantially less favorable terms could significantly harm our revenues and results of operations.
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
This estimated liability for appeals is an offset to revenues on our income statement. Resolution of appeals can take a very long time to resolve and there is a significant backlog in the system for resolving appeals, as over the course of our existing RAC contract, healthcare providers have increased their pursuit of appeals beyond the first and second levels of appeals to the third level of appeal, where cases are heard by administrative law judges, or ALJs. In our experience, decisions at the third level of appeal are the least favorable as ALJs exercise greater discretion and there is less predictability in the ALJ decisions as compared to appeals at the first or second levels. This increase of ALJ appeals and backlog of claims at the third level of appeal is the primary reason our total estimated liability for appeals (consisting of the estimated liability for appeals plus the contra-accounts-receivable estimated allowance for appeals) has grown from a balance of $16.4 million at December 31, 2013, to $18.6 million as of December 31, 2014, to 19.0 million at December 31, 2015, and increased to $19.1 million as of June 30, 2016. In addition to the $19.1 million related to the RAC contract with CMS, the Company has accrued $0.3 million of additional estimated liability for appeals related to other healthcare contracts. The total accrued liability for appeals is therefore $19.4 million at June 30, 2016.
The $19.4 million balance as of June 30, 2016, represents our best estimate of the probable amount of losses related to appeals of claims for which commissions were previously collected. We estimate that it is reasonably possible that we could be required to pay up to an additional approximately $5.4 million as a result of potentially successful appeals. To the extent that required payments by us related to successful appeals exceed the amount accrued, revenues in the applicable period would be reduced by the amount of the excess.
Goodwill
We periodically review the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether an impairment may exist. GAAP requires that goodwill and certain intangible assets not subject to amortization be assessed annually for impairment using fair value measurement techniques.
We assess goodwill for impairment on an annual basis as of November 30 of each year or more frequently if an event occurs or changes in circumstances would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If we can support the conclusion that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then we would not need to perform the two-step impairment test. If we cannot support such a conclusion, or we do not elect to perform the qualitative assessment, then the first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The Company performed a Step 1 impairment assessment as of November 30, 2015 and concluded that it was not necessary to perform a Step 2 impairment assessment. The Company performed a qualitative assessment of whether it is more likely than not that goodwill value is less than its carrying amount as of June 30, 2016 and concluded that there was no need to perform an impairment test. There was no impairment expense for goodwill for the six months ended June 30, 2016 or 2015.

Impairments of Depreciable Intangible Assets
The balance of depreciable intangible assets was $23.2 million as of June 30, 2016. We evaluate depreciable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Depreciable intangible assets consist of client contracts and related relationships, and are being amortized over their estimated useful life, which is generally 20 years. We evaluate the client contracts intangible at the individual contract level. The recoverability of such assets is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There was no impairment expense for depreciable intangible assets for the six months ended June 30, 2016. For the year ended December 31, 2015, an impairment expense of $0.2 million was recognized to account for the loss of a client and it has been included in other operating expenses in the consolidated statements of operations.
Recent Accounting Pronouncements
See "Recent Accounting Pronouncements" in Note 1(g) of the Consolidated Financial Statements included in Part I - Item 1 of this report.
Results of Operations
Three Months Ended June 30, 2016 compared to the Three Months Ended June 30, 2015
The following table represents our historical operating results for the periods presented:

	Three Months Ended June 30,
	2016	2015	$ Change	% Change
	(in thousands)
Consolidated Statement of Operations Data:
Revenues	$38,074	$41,262	$(3,188)	(8)%
Operating expenses:
Salaries and benefits	20,060	22,142	(2,082)	(9)%
Other operating expenses	13,733	15,510	(1,777)	(11)%
Total operating expenses	33,793	37,652	(3,859)	(10)%
Income from operations	4,281	3,610	671	19%
Interest expense	(1,841)	(2,278)	(437)	(19)%
Income before provision for income taxes	2,440	1,332	1,108	83%
Provision for income taxes	963	606	357	59%
Net income	$1,477	$726	$751	103%
Revenues
Revenues were $38.1 million for the three months ended June 30, 2016, a decrease of approximately 8%, compared to revenues of $41.3 million for the three months ended June 30, 2015.
Student lending revenues were $28.8 million for the three months ended June 30, 2016, representing a decrease of $2.2 million, or 7%, compared to the three months ended June 30, 2015. The decrease was a result of the reduction of revenues from the Department of Education as we have not received new placements of student loans from the Department of Education since our contact expired in April 2015.
Healthcare revenues were $3.4 million for the three months ended June 30, 2016, representing a decrease of $1.9 million, or 36%, compared to the three months ended June 30, 2015. This decrease was due primarily to reduced levels of permitted healthcare audit and recovery activities under our CMS RAC contract and an approximately $1.1 million decrease in revenues from commercial healthcare customers.
Salaries and Benefits
Salaries and benefits expense was $20.1 million for the three months ended June 30, 2016, a decrease of $2.0 million, or 9%, compared to salaries and benefits expense of $22.1 million for the three months ended June 30, 2015. The decrease in salaries and benefits expense was primarily due to a decrease in employee headcount as we have reduced expenses in concert with lower business volumes.
Other Operating Expenses
Other operating expenses were $13.7 million for the three months ended June 30, 2016, a decrease of $1.8 million, or 11%, compared to other operating expenses of $15.5 million for the three months ended June 30, 2015. The decrease in other operating expenses was primarily due to lower communication and postage expenses and lower outside services.
Income from Operations
Income from operations was $4.3 million for the three months ended June 30, 2016, compared to income from operations of $3.6 million for the three months ended June 30, 2015, representing an increase of $0.7 million or 19%. The increase was primarily the result of lower salaries and benefits and other operating expenses, which was partially offset by lower revenues.
Interest Expense
Interest expense was $1.8 million for the three months ended June 30, 2016, compared to $2.3 million for the three months ended June 30, 2015. Interest expense decreased by approximately $0.5 million or 19% due to repayments of principal under our credit agreement, resulting in a lower outstanding balance.
Income Taxes
Income tax expense was $1.0 million for the three months ended June 30, 2016, compared to an income tax expense of $0.6 million for the three months ended June 30, 2015. Our effective income tax rate decreased to 39.5% for the three months ended June 30, 2016, from 45.5% for the three months ended June 30, 2015. The decrease in the effective tax rate is primarily due to an increase in forecasted income for the three months ended June 30, 2015 that increased the tax rate at June 30, 2015, offset by an increase in the tax rate for the 3 months ended June 30, 2016 related to the impact of discrete items on the effective tax rate.
Net Income
As a result of the factors described above, net income was $1.5 million for the three months ended June 30, 2016, which represented an increase of $0.8 million, or 103% compared to net income of $0.7 million for the three months ended June 30, 2015.

Six Months Ended June 30, 2016 compared to the Six Months Ended June 30, 2015
The following table represents our historical operating results for the periods presented:

	Six Months Ended June 30,
	2016	2015	$ Change	% Change
	(in thousands)
Consolidated Statement of Operations Data:
Revenues	$76,353	$79,821	$(3,468)	(4)%
Operating expenses:
Salaries and benefits	41,397	45,866	(4,469)	(10)%
Other operating expenses	28,090	34,705	(6,615)	(19)%
Total operating expenses	69,487	80,571	(11,084)	(14)%
Income (loss) from operations	6,866	(750)	7,616	1,015%
Interest expense	(4,273)	(4,663)	(390)	(8)%
Income (loss) before provision for (benefit from) income taxes	2,593	(5,413)	8,006	148%
Provision for (benefit from) income taxes	1,036	(1,737)	2,773	160%
Net income (loss)	$1,557	$(3,676)	$5,233	142%

Revenues
Revenues were $76.4 million for the six months ended June 30, 2016, a decrease of approximately 4%, compared to revenues of $79.8 million for the six months ended June 30, 2015.
Student lending revenues were $58.4 million for the six months ended June 30, 2016, representing an increase of $0.4 million, or 1%, compared to the six months ended June 30, 2015. The increase was primarily a result of an increase in the number of borrowers that are participating in the rehabilitation programs with our Guaranty Agency clients, which was partially offset by the reduction of revenues from the Department of Education due to the lack of placements of new student loans from the Department of Education since our contract expired in April 2015.
Healthcare revenues were $6.1 million for the six months ended June 30, 2016, representing a decrease of $4.4 million, or 42%, compared to the six months ended June 30, 2015. This decrease was due primarily to reduced levels of permitted healthcare audit and recovery activities under our CMS RAC contract and an approximately $1.7 million reduction in revenues from commercial healthcare customers.
Salaries and Benefits
Salaries and benefits expense was $41.4 million for the six months ended June 30, 2016, a decrease of $4.5 million, or 10%, compared to salaries and benefits expense of $45.9 million for the six months ended June 30, 2015. This decrease in salaries and benefits expense was primarily due to a decrease in employee headcount.
Other Operating Expenses
Other operating expenses were $28.1 million for the six months ended June 30, 2016, a decrease of $6.6 million, or 19%, compared to other operating expenses of $34.7 million for the six months ended June 30, 2015. The decrease in other operating expenses was primarily due to the absence of transaction expenses associated with a potential acquisition in the first quarter of 2015, lower communication and postage expenses and lower outside services.
Income (Loss) from Operations
Income from operations was $6.9 million for the six months ended June 30, 2016, compared to loss from operations of $0.8 million for the six months ended June 30, 2015, representing an increase of $7.7 million.
Interest Expense
Interest expense was $4.3 million for the six months ended June 30, 2016, compared to $4.7 million for the six months ended June 30, 2015. Interest expense decreased $0.4 million due to repayments of principal under our credit agreement, resulting in a lower outstanding balance.
Income Taxes
We recognized an income tax expense of $1.0 million for the six months ended June 30, 2016, compared to an income tax benefit of $1.7 million for the six months ended June 30, 2015. Our effective income tax increased to 40.0% for the six months ended June 30, 2016, from 32.1% for the six months ended June 30, 2015. The increase in the effective tax rate is primarily due to income from operations generated in the six months ended June 30, 2016 compared to the loss from operations incurred for the six months ended June 30, 2015 and the resulting impact of the discrete items on the effective tax rate.
Net Income (Loss)
As a result of the factors described above, net income was $1.6 million for the six months ended June 30, 2016, which represented an increase of $5.3 million, or 142% compared to net loss of $3.7 million for the six months ended June 30, 2015.

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

Because of these limitations, you should consider adjusted EBITDA and adjusted net income alongside other financial performance measures, including net income and our other GAAP results. The following tables present a reconciliation of adjusted EBITDA and adjusted net income for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Adjusted EBITDA:
Net income (loss)	$1,477	$726	$1,557	$(3,676)
Provision for (benefit from) income taxes	963	606	1,036	(1,737)
Interest expense	1,841	2,278	4,273	4,663
Transaction expenses (1)	—	41	—	3,270
Restructuring and other expenses (4)	51	234	283	930
Depreciation and amortization	3,416	3,310	6,806	6,852
Stock-based compensation	1,136	1,164	2,340	2,167
Adjusted EBITDA	$8,884	$8,359	$16,295	$12,469

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Adjusted Net Income:
Net income (loss)	$1,477	$726	$1,557	$(3,676)
Transaction expenses (1)	—	41	—	3,270
Stock-based compensation	1,136	1,164	2,340	2,167
Amortization of intangibles (2)	933	950	1,869	2,138
Deferred financing amortization costs (3)	272	292	1,018	616
Restructuring and other expenses (4)	51	234	283	930
Tax adjustments (5)	(957)	(1,072)	(2,204)	(3,648)
Adjusted Net Income	$2,912	$2,335	$4,863	$1,797

(1)	Represents direct and incremental costs associated with expenses incurred in 2015 for a potential acquisition and related financing.

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

Liquidity and Capital Resources
Our primary source of liquidity is cash flows from operations. Cash and cash equivalents, which excludes restricted cash, totaled $53.2 million as of June 30, 2016, and consists primarily of cash on deposit with banks. There are $2.0 million letters of credit which reduces our available line of credit of $11.0 million. Due to our operating cash flows and our existing cash and cash equivalents and our ability to restructure both our variable and fixed expenses, we believe that we have the ability to meet our working capital and capital expenditure needs through the third quarter of 2017. See "Long-term Debt" below.
The $18.0 million decrease in the balance of our cash and cash equivalents was primarily due to principal repayments of $27.0 million on our long-term debt, and a $7.5 million restricted cash deposit, both of which were made in connection with the amendment to our credit agreement completed on February 19, 2016, and $3.6 million of capital expenditures partially offset by cash generated from operations of $20.7 million.

Cash flows from operating activities
Cash provided by operating activities was $20.7 million for the six months ended June 30, 2016, and included net income of $1.6 million, a decrease in trade accounts receivable of $6.4 million, and an increase in accrued salaries and benefits of $2.5 million.
Cash flows from investing activities
Cash used in investing activities of $3.6 million for the six months ended June 30, 2016 was mainly for capital expenditures related to information technology, data storage, hardware, telecommunication systems and security enhancements to our proprietary software.
Cash flows from financing activities
Cash used in financing activities of $35.0 million for the six months ended June 30, 2016 was primarily attributable to repayments of principal of $27.0 million on long-term debt and a $7.5 million deposit in restricted cash in connection with the amendment to the Company's credit agreement in February 2016.
Restricted Cash
As of June 30, 2016, restricted cash included in current assets on our consolidated balance sheet was $7.5 million. As discussed below, on February 19, 2016 the Company deposited $7.5 million into a segregated deposit account in connection with the Fourth Amendment to our credit agreement. The cash in this segregated deposit account is restricted because it is subject to the exclusive control of the administrative agent.
Estimated liability for appeals and net payable to client
The June 30, 2016 balances of $19.4 million and $14.8 million for the estimated liability for appeals and the net payable to client, respectively, represent obligations that we expect to pay in the near term, although it is difficult to predict the precise timing of the associated cash outflows as they are dependent on the processing and resolution of audit appeals.
Long-term Debt
On March 19, 2012, we, through our wholly owned subsidiary, entered into a $147.5 million credit agreement, as amended and restated, with Madison Capital Funding LLC as administrative agent, ING Capital LLC as syndication agent, and other lenders party thereto. The senior credit facility consists of (i) a $57.0 million term A loan that matures in March 2017, (ii) a $79.5 million term B loan that matures in March 2018, and (iii) a $11.0 million revolving credit facility that expires in March 2017. On June 28, 2012, we amended the credit agreement to increase the amount of our borrowings under our term B loan by $19.5 million. On each of November 4, 2014, January 28, 2015, February 19, 2016, and July 27, 2016, we further amended the credit agreement to modify a number of existing covenants and add certain new covenants.
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
The credit agreement requires us to prepay the two term loans on a prorated basis and then to prepay the revolving credit facility under certain circumstances: (i) with 100% of the net cash proceeds of any asset sale or other disposition of assets by us or our subsidiaries where the net cash proceeds exceed $1 million and (ii) with a percentage of our annual excess cash flow each year where such percentage ranges from 25%-75% depending on our total debt to EBITDA ratio reduced by any voluntary prepayments that are made on our term loans during the same period, unless we elect to apply voluntary prepayments in the inverse order of maturity, in which case only voluntary prepayments in excess of $10 million shall reduce the amount of excess cash flow we are required to prepay. With respect to (ii) above, in May 2015 and May 2014, the Company made payments of $7.0 million and $11.5 million, respectively, to the lenders. In addition, the Company made a prepayment of $1.3 million to the lenders in July 2015 for the sale of land in San Angelo, TX. The terms of the prepayment provisions in the credit agreement have been modified with the signing of the July 26, 2016 Amendment No. 5 discussed below.
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

The credit agreement also requires us to meet certain financial covenants, including maintaining (i) a fixed charge coverage ratio, (ii) a total debt to EBITDA ratio, (iii) an interest coverage ratio, (iv) a minimum EBITDA amount, (v) a minimum required adjusted cash amount, and (vi) maximum capital expenditures, as such terms are defined in our credit agreement. These financial covenants are tested at the end of each year, quarter or month, as applicable. The table below further describes these financial covenants, as well as our current status under these covenants as of June 30, 2016.

Financial Covenant	Covenant Requirement	Actual Ratio at June 30, 2016
Fixed charge coverage ratio (minimum)[1]	N/A	N/A
Total debt to EBITDA ratio (maximum)[2]	4.75 to 1.0	1.82
Interest coverage ratio (minimum)[3]	2.5 to 1.0	4.75
EBITDA (minimum)[4]	$20,000,000	$32,848,000
Required Adjusted Cash Amount (minimum)	$10,000,000	$32,786,000
Capital Expenditures[5]	$8,000,000	N/A
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

On February 19, 2016, we entered into the Fourth Amendment to our Credit Agreement and on July 27, 2016, we entered into the Fifth Amendment to our Credit Agreement. Pursuant to these amendments, our financial covenants were modified as follows:

•
The annual capital expenditure limitation of $12.5 million, which was in effect for the year ending December 31, 2016, has been revised to be $8 million for the years ending December 31, 2016 and December 31, 2017.

•
The total debt to EBITDA ratio of 3.25 to 1.0, which was in effect for the computation periods ending as of March 31, 2017, June 30, 2017, and September 30, 2017, has been revised to be 4.75 to 1.0 for those periods.

•
The interest coverage ratio, which was not in effect for the computation periods ending as of March 31, 2017, June 30, 2017, and September 30, 2017, has been revised to be 1.75 to 1.0 for those periods.

•
The fixed charge coverage ratio of 1.20 to 1.0, which was in effect for the quarterly computation periods under the credit agreement ending as of March 31, 2017, through December 31, 2017, has been revised to apply only to the computation period ending December 31, 2017.

•
The required minimum adjusted cash balance of $30.0 million, which was in effect from March 31, 2016 through December 31, 2016, has been revised to be $10.0 million from March 31, 2016 through September 30, 2016.

•	The minimum trailing twelve month EBITDA of $20.0 million, which was in effect from March 31, 2016 through December 31, 2016, has been revised by shortening such period to extend until June 30, 2016.

Our obligation to apply, on an annual basis, a percentage, which may fluctuate between 25% and 75% (determined based upon the Company’s total debt to EBITDA ratio), of our annual excess cash flow as a mandatory prepayment of the loans under the Credit Agreement has also been modified. Pursuant to the Fifth Amendment, we will be required to apply 75% of our excess cash flow each quarter as a mandatory prepayment of the loans under the Credit Agreement. In addition, without the consent of the Agent and lenders holding more than 50% of the revolving loan commitments under the Credit Agreement, we will no longer be permitted to request revolving loans; however, this will not affect our ability to utilize the letter of credit sub-facility under Credit Agreement.
In connection with the Fourth Amendment to our Credit Agreement, we deposited $7.5 million into a deposit account which is subject to the exclusive control of the Agent. Pursuant to the Fifth Amendment, the date on which these funds will be remitted to the Agent for application to the term loans or other obligations, as applicable, under the Credit Agreement has been extended by one month, to October 31, 2016 (or such later date not more than thirty (30) days thereafter as may be agreed by Agent in its sole discretion). However, all or a portion of these funds may also be returned to us if the Agent and the requisite lenders under the Credit Agreement elect otherwise in their sole discretion. These funds may also be remitted in accordance with the foregoing sentence prior to October 31, 2016 if an event of default has occurred and is continuing under the Credit Agreement.
Due to delays in the award of the new contracts by CMS and the Department of Education, significant limitations on our audit and recovery activity during the CMS contract transition period, suspension of student loan placements to us from the Department of Education during the contract transition period and recovery fee reductions in the student lending market, we have been actively restructuring both our variable and fixed expenses consistent with our reduced operations and in order to maintain compliance with our debt covenants. Our current financial projections show that we expect to be able to maintain compliance with our covenants through the third quarter of 2017. However, the factors noted above have had and, until resolved, will continue to have a significant negative effect on our revenues and earnings and our ability to continue to comply with our covenants. Accordingly, we expect that we will need to seek further modifications to the covenants from our lenders or refinance our indebtedness. Our inability to maintain long-term compliance with our debt covenants, or to refinance or restructure the terms of our indebtedness on commercially reasonable terms or at all, would have an adverse effect, which could be material on our business, financial condition and results of operations, as well as our ability to satisfy our debt obligations.
In addition, due to the delays in the award of the new contracts from the Department of Education and CMS, we implemented cost and expense reductions during 2015 that included a significant reduction in personnel. To the extent we are able to secure new contracts with the Department of Education or CMS, we will incur significant expenses to hire additional personnel that will be required to provide services under any such new contract that may require us to obtain additional financing. There can be no assurance that we will be able to obtain such financing on favorable terms, or at all.
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
Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were functioning effectively at the reasonable assurance level as of June 30, 2016.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended June 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Risks Related to Our Business
Our agreement with the Department of Education, historically one of our most significant customers, is currently subject to a rebidding process, and our failure to renew this agreement or a renewal on less favorable terms would have a significant negative impact on our revenues and results of operations.
Our existing contract with the Department of Education is currently subject to a rebidding process. The Department of Education was responsible for approximately 18.3% of our revenues for the quarter ended June 30, 2016, and 23.8% of our revenues for the year ended December 31, 2015.
While five other recovery service providers had their contracts extended by the Department of Education past the original April 2015 expiration date, we did not receive such an extension from the Department of Education. We submitted our proposal for a new contract to the Department of Education in February 2016, but it is uncertain as to when any new contracts will be awarded. We do not anticipate receiving any new loan placements from the Department of Education until after the new contracts are awarded. Due to the timing of the rehabilitation process for loans placed with us by the Department of Education, there was a minimal impact on our revenues in 2015 as a result of not receiving an extension of our current contract. However, the absence of placements of new student loans from the Department of Education since the expiration of our prior contract in April 2015 has had a significant negative impact on our revenues in the first six months of 2016 and resumption of a significant revenue stream from the Department of Education would not occur until a minimum of nine months after a successful award of a new contract in 2016 and beyond.
In addition, due to the delays in the award of the new contract from the Department of Education, we implemented cost and expense reductions during 2015 that included a significant reduction in personnel. To the extent we are able to secure a new contract with the Department of Education, we will incur significant expenses to hire additional personnel that will be required to provide services under any such new contract and those expenses may require us to obtain additional financing. There can be no assurance that we will be able to obtain such financing on favorable terms, or at all. Further, if we obtain a new contract from the Department of Education, we expect there will be delays until we start to recognize revenues after such award is made.
Our current or future indebtedness could adversely affect our business and financial condition and reduce the funds available to us for other purposes, and our failure to comply with the covenants contained in our senior secured credit facility could result in an event of default that could jeopardize our financial condition.
As of June 30, 2016, our total debt was $67.2 million. In February 2016, in connection with an amendment to our credit agreement, we voluntarily prepaid $22.5 million of the outstanding principal under our credit agreement. For the quarter ended June 30, 2016 our consolidated interest expense was $1.8 million. Our ability to make scheduled payments or to refinance our debt obligations and to fund our other liquidity needs depends on our financial and operating performance. Due to factors such as our still unresolved contractual relationships with the Department of Education and CMS, we cannot make assurances that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness and to fund our other liquidity needs. If our cash flows and capital resources are insufficient to fund our debt service obligations and allow us to maintain compliance with the financial covenants and other covenants under our senior secured credit facility or to fund our other liquidity needs, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot ensure that we would be able to take any of these actions, or that these actions would be successful and permit us to meet our scheduled debt service obligations. If we cannot make scheduled payments on our debt, we will be in default and, as a result, our debt holders could declare all outstanding principal and interest to be due and payable, our lenders could foreclose against the assets securing our borrowings and we could be forced into bankruptcy or liquidation.
Due to delays in the award of the new contracts by CMS and the Department of Education, significant limitations on our audit and recovery activity during the CMS contract transition period, suspension of student loan placements to us from the Department of Education during the contract transition period and recovery fee reductions in the student lending market, we have been actively restructuring both our variable and fixed expenses consistent with our reduced operations and in order to maintain compliance with our debt covenants. In 2016, we have also obtained two amendments to the covenants in our credit agreement as a result of our reduced operations. Our current financial projections show that we expect to be able to maintain compliance with our amended covenants through the third quarter of 2017. However, the factors noted above have had and, until resolved, will continue to have a significant negative effect on our revenues and earnings and our ability to continue to comply with our covenants. Accordingly, we expect that it will be necessary to seek further modifications to the covenants from our lenders or refinance our indebtedness. To the extent we are not able to maintain compliance with our covenants, relations with both our existing and future customers could be adversely affected. Our inability to maintain long-term compliance with our debt covenants, or to refinance or restructure the terms of our indebtedness on commercially reasonable terms or at all, would have a material adverse effect on our business, financial condition and results of operations, as well as our ability to satisfy our debt obligations.
Over the course of our existing RAC contract, there has been an increase in the number of appeals by healthcare providers to the third, or ALJ, level of appeal relating to claims we have audited, and there can be no assurance that our estimated liability for such appeals will be adequate.
Under our RAC contract with CMS, we recognize revenues when the healthcare provider has paid CMS for a claim or has agreed to an offset against other claims by the provider. Healthcare providers have the right to appeal a claim and may pursue additional levels of appeal if the initial appeal is found in favor of CMS. We accrue an estimated liability for appeals at the time revenue is recognized based on our estimate of the amount of revenue probable of being refunded to CMS following successful appeal based on historical data and other trends relating to such appeals. In addition, if our estimate of liability for appeals with respect to revenues recognized during a prior period changes, we increase or decrease the estimated liability reserve in the current period. Over the course of our existing RAC contract, healthcare providers have increased their pursuit of appeals beyond the first and second levels of appeal to the third level of appeal, where cases are heard by administrative law judges, or ALJs. In our experience, decisions at the third level of appeal are the least favorable as ALJs exercise greater discretion and there is less predictability in the ALJ decisions as compared to appeals at the first or second levels. The pursuit of third level appeals by healthcare providers has also resulted in a backlog of claims at that level of appeal. This increase of ALJ appeals and backlog of claims at the third level of appeal is the primary reason our total estimated liability for appeals (consisting of the estimated liability for appeals plus the contra-accounts-receivable estimated allowance for appeals) has grown from a balance of $16.4 million at December 31, 2013 to $18.6 million as of December 31, 2014 to $19.0 million as of December 31, 2015, and increased to $19.1 million as of June 30, 2016. Our estimates for our appeal reserve are subject to uncertainties, and accordingly we may underestimate the number of successful appeals or the financial impact of successful appeals in a given year or period. To the extent that the amount of commissions that we are required to return to CMS as a result of successful appeals exceeds our estimated appeals reserve, our revenues in the applicable period will be reduced by the amount of such excess. If we underestimate the amount of commissions that are subject to successful appeal, our revenues in future periods could be adversely affected. In addition, each of the subcontractors we engaged to assist in the recovery services under our RAC contract are similarly obligated to refund fees that they received from claims that are later overturned on appeal. To the extent any of our subcontractors fail to refund amounts that are due upon an appeals relating to claim that they were responsible for, we may be obligated to pay such amounts directly to CMS, which could have a material impact on our financial position.
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
Our ability to make claims under our existing RAC contract continues to be limited by contract transition rules announced by CMS. During 2015 and 2016, our audit and recovery activities under the RAC contract were entirely suspended or subject to significant restrictions. Such restrictions involve limitations on the types of claims and the amount of medical records requests that we may make, and CMS has generally maintained a long‑running prohibition on requesting medical records from PIP providers. These transition rules had a material adverse effect on our revenues during the six months ended June 30, 2016. Our revenues from CMS during the six months ended June 30, 2016 were $3.5 million compared to $6.2 million during the same period in 2015. In addition, the bidding process for the new RAC contracts has been subject to lengthy delays as a result of pre-award protests and litigation regarding certain payment terms that were proposed by CMS in the new RAC contract proposals. As a result of these protests and litigation, on June 2, 2015, CMS announced it had withdrawn requests for bids for the new RAC contracts under the original statement of work proposals and in November 2015, CMS released a new RFP, to which we responded in May 2016. The delays in the award of the new RAC contract and the restrictions on our audit activities under the existing contract, had a material adverse effect on our revenues for 2015 and the first half of 2016 and we expect this reduction in revenues will continue. In addition, if we are successful in obtaining a new RAC contract with CMS, we expect there will be an approximate four to six month period until we start to recognize revenue under a new RAC contract after the award is made.
Revenues generated from our three largest clients represented 57% of our revenues for the quarter ended June 30, 2016, and 55% of our revenues for the year ended December 31, 2015, and any termination of or deterioration in our relationship with any of these clients would result in a decline in our revenues.
We derive a substantial majority of our revenues from a limited number of clients, including the Department of Education, and several GAs. Revenues from our three largest clients represented 57% of our revenues for the quarter ended June 30, 2016 and 55% of our revenues for the year ended December 31, 2015. The Department of Education was responsible for approximately 19% of our revenues for the six months ended June 30, 2016. We have a relationship with numerous GAs in the U.S. including Great Lakes Higher Education Guaranty Corporation and Pennsylvania Higher Education Assistance Authority, which were responsible for 22% and 16%, respectively, of revenues for the six months ended June 30, 2016. All of our contracts with these clients are subject to periodic renewal and re-bidding processes and if we lose one of these clients or if the terms of our relationships with any of these clients become less favorable to us, our revenues would decline, which would harm our business, financial condition and results of operations.

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
Substantially all of our existing contracts for the recovery of student loans and other receivables, which represented approximately 92% of our revenues for the six months ended June 30, 2016 and 88% of our revenues in the year ended December 31, 2015, enable our clients to unilaterally terminate their contractual relationship with us at any time without penalty, potentially leading to loss of business or renegotiation of terms. Further, most of our contracts in these markets allow our clients to unilaterally change the volume of loans and other receivables that are placed with us or the payment terms at any given time. In addition, most of our contracts are not exclusive, with our clients retaining multiple service providers with whom we must compete for placements of loans or other obligations. Therefore, despite our contractual relationships with our clients, our contracts do not provide assurance that we will generate a minimum amount of revenues or that we will receive a specific volume of placements.
Our revenues and operating results would be negatively affected if our student loan and receivables clients, which include four of our five largest clients in 2015 and our five largest clients in the first six months of 2016, reduce the volume of student loan placements provided to us, modify the terms of service, including the success fees we are able to earn upon recovery of defaulted student loans, or any of these clients establish more favorable relationships with our competitors. For example, in 2013 in connection with the Department of Education’s decision to have its recovery vendors promote income‑based repayment, or IBR, to defaulted student loans, the Department of Education unilaterally reduced the contingency fee rate that we receive for rehabilitating student loans by approximately 13%. Further, effective July 1, 2015, the Department of Education implemented a fixed fee of $1,710 payable for each loan that is rehabilitated in place of a recovery fee that historically had been based on a percentage of the balance of the rehabilitated loan.

If we are successful in obtaining a new RAC contract, our ability to derive revenues under that contract will depend in part on the number and types of potentially improper claims that we are allowed to pursue by CMS, and our results of operations may be harmed if the scope of claims that we are allowed to pursue and be compensated for is limited.
Under CMS's Medicare recovery audit program, RAC contractors have not been permitted to seek the recovery of an improper claim unless that particular type of claim has been pre-approved by CMS to ensure compliance with applicable Medicare payment policies, as well as national and local coverage determinations. Further, in connection with the transition procedures implemented by CMS during the long-delayed rebidding process, CMS has placed significant restrictions on the scope of audits permitted by RAC contractors. Accordingly, the long-term growth of the revenues we derive under any new RAC contract will also depend in part on the scope of potentially improper claims that we are allowed to pursue.
In addition, CMS has implemented rules that prevent RAC contractors from being able to review and audit (i) whether inpatient care delivered to patients with hospital stays lasting less than two midnights was medically necessary and therefore deserving of the higher reimbursement levels under Medicare Part A or (ii) whether inpatient treatment was medically necessary for admissions spanning more than two midnights.  In connection with these restrictions, hospitals cannot bill CMS for outpatient services on hospital stays lasting less than two midnights during such period.   Fees associated with recoveries initiated by us based upon improper claims for inpatient reimbursement of these short stays represented a substantial portion of the revenues we have earned under our RAC contract. The continued suspension of this type of review activity could have a material adverse effect on our future healthcare revenues and operating results in the event we are successful in obtaining a second RAC contract, depending on a variety of factors including, among other things, CMS’s evaluation of provider compliance with the new rules, the rules ultimately adopted by CMS with respect to medical necessity reviews of Medicare reimbursement claims associated with short stay inpatient admissions and, more generally, the scope of improper claims that CMS allows us to pursue and our ability to successfully identify improper claims within the permitted scope. In connection with the award of the new RAC contract, CMS has indicated that it is reviewing certain aspects of the RAC contract including the amount of medical records that RAC vendors may request and the timeframes for review and communications between RAC vendors and providers.
We face significant competition in connection with obtaining, retaining and performing under our client contracts, and an inability to compete effectively in the future could harm our relationships with our clients, which would impact our ability to maintain our revenues and operating results.
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
We have historically derived and are likely to continue to derive a significant portion of our revenues from the U.S. federal government. For the quarter ended June 30, 2016, revenues under contracts with the U.S. federal government accounted for approximately 29% of our total revenues, compared to 35% for the year ended December 31, 2015. In addition, if we are awarded a new recovery contract by the Department of Education, fees payable by the U.S. federal government could become a larger percentage of our total revenues over the next several years as a result of legislation that has transferred responsibility for all new student loan origination to the Department of Education. The continuation and exercise of renewal options on government contracts and any new government contracts are, among other things, contingent upon the availability of adequate funding for the applicable federal government agency. Changes in federal government spending could directly affect our financial performance.
For example, the Bipartisan Budget Act of 2013 reduced the compensation paid to GAs for the rehabilitation of student loans, effective July 1, 2014. This “revenue enhancement” measure reduced from 18.5% to 16.0% of the outstanding loan balance, the amount that GAs can charge borrowers when a rehabilitated loan is sold by the GA and eliminated entirely the GAs retention of 18.5% of the outstanding loan balance as a fee for rehabilitation services. The reduction in compensation the GAs receive resulted in a decrease of approximately 25.0% in the contingency fee percentage that we receive from the GAs for assisting in the rehabilitation of defaulted student loans. Further, on July 1, 2015, the Department of Education implemented a new fee structure for rehabilitated loans, providing a fixed fee of $1,710 payable for each loan that is rehabilitated in place of a recovery fee that historically had been based as a percentage of the balance of the rehabilitated loan. Any additional decrease in the student loan contingency fees would result in a further decrease of our revenues. Further, any amounts that we may be obligated to pay CMS under our RAC contract as a result of CMS’s offer to pay hospitals 68% of what they have billed Medicare to settle a backlog of pending appeals challenging Medicare’s denials of reimbursement for certain types of short‑term care could have a material negative impact our financial position and liquidity. The loss of business from the U.S. federal government, or significant policy changes or financial pressures within the agencies of the U.S. federal government that we serve would result in a significant decrease in our revenues, which would adversely affect our business, financial condition and results of operations.

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
As a result of SAFRA, which terminated the ability of the GAs to originate government-supported student loans, some have speculated that there may be consolidation among the remaining GAs. This speculation has heightened as a result of the reduction of fees that the GAs will receive for rehabilitating student loans as a result of the Bipartisan Budget Act of 2013. If GAs that are our clients are combined with GAs with whom we do not have a relationship, we could suffer a loss of business. Two of our GA clients were each responsible for more than 10% of our total revenues in the six months ended June 30, 2016: Great Lakes Higher Education Guaranty Corporation and Pennsylvania Higher Education Assistance Authority were responsible for 22% and 16%, respectively, of revenues for the six months ended June 30, 2016. The consolidation of our GA clients with others and the failure to provide recovery services to the consolidated entity could decrease our revenues, which could negatively impact our business, financial condition and results of operations.
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
We may not be able to manage our potential growth effectively and our results of operations could be negatively affected.

If we are successful in renewing our contractual relationships with the Department of Education and CMS, we may have the opportunity to restore the growth in our business. However, our focus on growth and the expansion of our business may place additional demands on our management, operations and financial resources and will require us to incur additional expenses. We cannot be sure that we will be able to manage our growth effectively. In order to successfully perform under any significant new contracts, our expenses will increase to recruit, train and manage additional qualified employees and subcontractors and to expand and enhance our administrative infrastructure and continue to improve our management, financial and information systems and controls. If we cannot manage our growth effectively, our expenses may increase and our results of operations could be negatively affected.
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
If we are successful in obtaining an engagement with a new client or a new contract with an existing client, we typically have a subsequent long implementation period in which the services are planned in detail and we integrate our technology, processes and resources with the client’s operations. If we enter into a contract with a new client, we typically will not receive revenues until implementation is completed and work under the contract actually begins. Our clients may also experience delays in obtaining approvals or delays associated with technology or system implementations, such as the delays experienced with the implementation of our first RAC contract with CMS due to an appeal by competitors who were unsuccessful in bidding on the contract. Because we generally begin to hire new employees to provide services to a new client once a contract is signed, we may incur significant expenses associated with these additional hires before we receive corresponding revenues under any such new contract. If we are not successful in maintaining contractual commitments after the expenses we incur during our typically long implementation cycle, our results of operations could be adversely affected.
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
Since our initial public offering in August 2012, the price of our common stock, as reported by NASDAQ Global Select Market, has ranged from a low sales price of $1.51 on July 7, 2016 to a high sales price of $14.09 on March 4, 2013. The trading price of our common stock may be significantly affected by various factors, including: quarterly fluctuations in our operating results; the financial projections we may provide to the public, any changes in those projections or our failure to meet those projections; changes in investors’ and analysts’ perception of the business risks and conditions of our business; our ability to meet the earnings estimates and other performance expectations of financial analysts or investors; unfavorable commentary or downgrades of our stock by equity research analysts; changes in our capital structure, such as future issuances of debt or equity securities; lawsuits threatened or filed against us; strategic actions by us or our competitors, such as acquisitions or restructurings; new legislation or regulatory actions; changes in our relationship with any of our significant clients; fluctuations in the stock prices of our peer companies or in stock markets in general; and general economic conditions.
Our significant stockholders have the ability to influence significant corporate activities and our significant stockholders' interests may not coincide with yours.
Parthenon Capital Partners and Invesco Ltd. beneficially owned approximately 26.9% and 19.2% of our common stock, respectively, as of June 30, 2016. As a result of their ownership, Parthenon Capital Partners and Invesco Ltd. have the ability to influence the outcome of matters submitted to a vote of stockholders and, through our board of directors, the ability to influence decision‑making with respect to our business direction and policies. Parthenon Capital Partners and Invesco Ltd. may have interests different from our other stockholders’ interests, and may vote in a manner adverse to those interests. Matters over which Parthenon Capital Partners and Invesco Ltd. can, directly or indirectly, exercise influence include:

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
Date: August 5, 2016
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