Form 10-Q
period 2016-09-30
Performant Financial Corp
filed 2016-11-08
CIK 1550695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
The number of shares of Common Stock outstanding as of November 8, 2016 was 50,226,376.

PERFORMANT FINANCIAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2016
INDEX

i

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except per share amounts)

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$48,302	$71,182
Restricted cash	7,507	—
Trade accounts receivable, net of allowance for doubtful accounts of $224 and $386, respectively	10,309	17,965
Deferred income taxes	7,734	7,170
Prepaid expenses and other current assets	12,878	12,933
Income tax receivable	658	—
Total current assets	87,388	109,250
Property, equipment, and leasehold improvements, net	23,740	25,515
Identifiable intangible assets, net	22,268	25,074
Goodwill	82,522	82,522
Other assets	157	179
Total assets	$216,075	$242,540
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of notes payable, net of unamortized debt issuance costs of $1,102 and $1,078, respectively	$12,422	$7,998
Accrued salaries and benefits	8,518	4,761
Accounts payable	1,081	929
Other current liabilities	2,979	5,615
Income Tax Payable	—	895
Estimated liability for appeals	19,556	19,118
Net payable to client	13,419	14,400
Total current liabilities	57,975	53,716
Notes payable, net of current portion and unamortized debt issuance costs of $472 and $1,038, respectively	50,955	84,144
Deferred income taxes	8,028	8,818
Other liabilities	1,776	2,006
Total liabilities	118,734	148,684
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized, 500,000 shares at September 30, 2016 and December 31, 2015; issued and outstanding 50,226 and 49,479 shares at September 30, 2016 and December 31, 2015, respectively	5	5
Additional paid-in capital	64,451	61,808
Retained earnings	32,885	32,043
Total stockholders’ equity	97,341	93,856
Total liabilities and stockholders’ equity	$216,075	$242,540
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues	$31,195	$38,506	$107,548	$118,327
Operating expenses:
Salaries and benefits	18,710	21,729	60,107	67,595
Other operating expenses	12,311	14,096	40,401	48,801
Total operating expenses	31,021	35,825	100,508	116,396
Income from operations	174	2,681	7,040	1,931
Interest expense	(1,863)	(2,137)	(6,136)	(6,800)
Income (loss) before provision for (benefit from) income taxes	(1,689)	544	904	(4,869)
Provision for (benefit from) income taxes	(974)	858	62	(879)
Net income (loss)	$(715)	$(314)	$842	$(3,990)
Net income (loss) per share
Basic	$(0.01)	$(0.01)	$0.02	$(0.08)
Diluted	$(0.01)	$(0.01)	$0.02	$(0.08)
Weighted average shares
Basic	50,200	49,436	49,974	49,394
Diluted	50,200	49,436	50,401	49,394
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$(715)	$(314)	$842	$(3,990)
Other comprehensive income:
Foreign currency translation adjustment	(1)	—	24	—
Comprehensive income (loss)	$(716)	$(314)	$866	$(3,990)

See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$842	$(3,990)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Gain) loss on disposal of asset	12	(594)
Depreciation and amortization	10,098	10,094
Deferred income taxes	(2,455)	(1,320)
Stock-based compensation	3,546	3,398
Interest expense from debt issuance costs and amortization of discount note payable	874	957
Write-off unamortized debt issuance costs	468	—
Changes in operating assets and liabilities:
Trade accounts receivable	7,656	1,254
Prepaid expenses and other current assets	55	515
Income tax receivable	(658)	3,837
Other assets	22	163
Accrued salaries and benefits	3,757	2,311
Accounts payable	152	1,138
Other current liabilities	(2,210)	(2,439)
Income taxes payable	(895)	—
Estimated liability for appeals	438	318
Net payable to client	(981)	2,579
Other liabilities	(230)	792
Net cash provided by operating activities	20,491	19,013
Cash flows from investing activities:
Proceeds from sale of property, equipment, and leasehold improvements	—	1,272
Purchase of property, equipment, and leasehold improvements	(5,529)	(5,635)
Net cash used in investing activities	(5,529)	(4,363)
Cash flows from financing activities:
Repayment of notes payable	(29,307)	(15,268)
Restricted cash for repayment of notes payable	(7,507)	—
Debt issuance costs paid	(800)	—
Taxes paid related to net share settlement of stock awards	(261)	(90)
Proceeds from exercise of stock options	333	26
Income tax benefit (shortfall) from employee stock options	103	(370)
Payment of purchase obligation	(427)	(969)
Net cash used in financing activities	(37,866)	(16,671)
Effect of foreign currency exchange rate changes on cash	24	—
Net decrease in cash and cash equivalents	(22,880)	(2,021)
Cash and cash equivalents at beginning of period	71,182	80,298
Cash and cash equivalents at end of period	$48,302	$78,277
Supplemental disclosures of cash flow information:
Cash paid (received) for income taxes	$3,976	$(3,242)
Cash paid for interest	$4,797	$5,846

See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2016 and 2015
(Unaudited)

1. Organization and Description of Business

(a)	Basis of Presentation and Organization
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary (consisting only of normal recurring adjustments) for a fair presentation of our and our subsidiaries’ financial position at September 30, 2016, the results of our operations for the three and nine months ended September 30, 2016 and 2015 and cash flows for the nine months ended September 30, 2016 and 2015. Interim financial statements are prepared on a basis consistent with our annual consolidated financial statements. The interim financial statements included herein should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the years ended December 31, 2015, 2014, and 2013.
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

(b)	Revenues, Accounts Receivable, and Estimated Liability for Appeals
Revenue is recognized upon the collection of defaulted loan and debt payments. Loan rehabilitation revenue is recognized when the rehabilitated loans are sold (funded) by clients. Incentive revenue is recognized upon receipt of official notification of incentive award from customers. Under the Company’s Medicare Recovery Audit Contractor, or RAC, contract with Centers for Medicare and Medicaid Services, or CMS, the Company recognizes revenues when the healthcare provider has paid CMS for a given claim or has agreed to an offset against other claims by the provider. Providers have the right to appeal a claim and may pursue additional appeals if the initial appeal is found in favor of CMS. The Company accrues an estimated liability for appeals at the time revenue is recognized based on the Company's estimate of the amount of revenue probable of being refunded to CMS following successful appeal. In addition, if the Company's estimate of the liability for appeals with respect to revenues recognized during a prior period changes, the Company increases or decreases current period accruals based on such change in estimated liability. At September 30, 2016 a total of $19.2 million was presented as an allowance against revenue, representing the Company’s estimate of claims audited under the CMS contract that may be overturned. Of this, an immaterial amount was related to accounts receivable and $19.2 million was related to commissions which had already been received. The zero allowance against accounts receivable at September 30, 2016 is due to the fact that the receivable from CMS is netted against an offsetting payable for overturned audits, and at September 30, 2016, the amount of the payable exceeded the amount of the receivable as discussed in note 1(c). In addition to the $19.2 million related to the RAC contract with CMS, the Company has accrued $0.4 million of additional estimated liability for appeals related to other healthcare contracts. The total accrued liability for appeals of $19.6 million has been presented in the caption estimated liability for appeals at September 30, 2016.  At December 31, 2015, the total appeals-related liability was $19.1 million. The $19.6 million balance at September 30, 2016 and $19.1 million balance at December 31, 2015, represent the Company’s best estimate of the probable amount of losses related to appeals of claims for which commissions were previously collected. In addition to the $19.6 million amount accrued at September 30, 2016, the Company estimates that it is reasonably possible that it could be required to pay an additional amount up to approximately $5.4 million as a result of potentially successful appeals. To the extent that required payments by the Company exceed the amount accrued, revenues in the applicable period would be reduced by the amount of the excess.
(c) Net Payable to Client
The Company nets outstanding accounts receivable invoices from an audit and recovery contract against payables for overturned audits. The overturned audits are netted against current fees due on the invoice to the client when they are processed by the client’s system. The “Net payable to client” balance of $13.4 million represents the excess of payables for overturned audits at September 30, 2016. At December 31, 2015, the net of the "Net payable to client" balance of $14.4 million was comprised of payables of $15.4 million for overturned audits offset by outstanding receivables of $1.0 million. The Company expects that the net payable-to-client balance will be paid to the client within the next twelve months.
(d) Prepaid Expenses and Other Current Assets
At September 30, 2016, prepaid expenses and other current assets includes $5.7 million of amounts estimated to become due from subcontractors. The Company employs subcontractors to audit claims as part of an audit & recovery contract, and to the extent that audits by these subcontractors are overturned on appeal, the fees associated with such claims are contractually refundable to the Company. At September 30, 2016, the receivable associated with estimated future overturns of subcontractor audits was $5.7 million. In addition, at September 30, 2016, prepaid expenses and other current assets includes a net receivable of $3.9 million for subcontractor fees for already overturned audits refundable to the Company once the Company refunds its fees to the client as prime contractor. By comparison, at December 31, 2015, prepaid expenses and other current assets included $5.7 million of estimated future overturns of subcontractor audits, as well as a net receivable of $3.8 million for subcontractor fees for already overturned audits refundable to the Company once the Company refunds its fees to the client as prime contractor.
(e) Impairment of Long-Lived Assets
Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There was no impairment expense for long-lived assets for the nine months ended September 30, 2016. For the nine months ended September 30, 2015, an impairment expense of $0.2 million was recognized to account for the loss of a client and it has been included in other operating expenses in the consolidated statements of operations.
(f) Restricted Cash
At September 30, 2016, restricted cash included in current assets on our consolidated balance sheet was $7.5 million. As discussed in Note 3, in February 2016 the Company deposited $7.5 million into a segregated deposit account in connection with the Fourth Amendment to our credit agreement. The cash in this segregated deposit account is restricted because it is subject to the exclusive control of the administrative agent as set forth in our credit agreement.
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
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments” which provides guidance on the presentation of certain cash receipts and cash payments in the statement of cash flows in order to reduce diversity in existing practice. This new guidance is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted. This new standard requires retrospective adoption, with a provision for impracticability. We have not adopted this guidance early and are currently evaluating the effect on our consolidated financial statements.

2. Property, Equipment, and Leasehold Improvements
Property, equipment, and leasehold improvements consist of the following at September 30, 2016 and December 31, 2015 (in thousands):

	September 30, 2016	December 31, 2015
Land	$1,122	$1,122
Building and leasehold improvements	6,093	6,053
Furniture and equipment	5,569	5,390
Computer hardware and software	66,063	67,353
	78,847	79,918
Less accumulated depreciation and amortization	(55,107)	(54,403)
Property, equipment and leasehold improvements, net	$23,740	$25,515
Depreciation expense of property, equipment and leasehold improvements was $2.4 million and $2.3 million for the three months ended September 30, 2016 and 2015, respectively, and $7.3 million and $7.0 million for the nine months ended September 30, 2016 and 2015, respectively.
3. Credit Agreement
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

Our obligation to apply, on an annual basis, a percentage, which may fluctuate between 25% and 75% (determined based upon our total debt to EBITDA ratio), of our annual excess cash flow as a mandatory prepayment of the loans under the Credit Agreement has also been modified. Pursuant to the Fifth Amendment, we will be required to apply 75% of our excess cash flow each quarter as a mandatory prepayment of the loans under the Credit Agreement. In addition, without the consent of the Agent and lenders holding more than 50% of the revolving loan commitments under the Credit Agreement, we will no longer be permitted to request revolving loans; however, this will not affect our ability to utilize the letter of credit sub-facility under Credit Agreement.
In connection with the Fourth Amendment, we deposited $7.5 million into a deposit account which is subject to the exclusive control of the Agent, and voluntarily prepaid $22.5 million under the Credit Agreement. Pursuant to the Fifth Amendment, the date on which these funds will be remitted to the Agent for application to the term loans or other obligations, as applicable, under the Credit Agreement was extended by one month, to October 31, 2016. On October 27, 2016, the Company entered into Amendment No. 6 to its Credit Agreement (Sixth Amendment) in which certain financial covenants were further amended and additional financial covenants were added. Please see footnote 8 - "Subsequent Events" below. Pursuant to the Sixth Amendment, the date on which these funds will be remitted to the Agent for application to the term loans or other obligations, as applicable, under the Credit Agreement has been extended by four months, to February 28, 2017 (or such later date not more than thirty days (30) days thereafter as may be agreed by the Agent in its sole discretion). However, all or a portion of these funds may also be returned to us if the Agent and the requisite lenders under the Credit Agreement elect otherwise in their sole discretion.

Scheduled payments under the Agreement for the next five years and thereafter are as follows (in thousands):

Year Ending December 31,	Amount
Remainder of 2016	$9,769
2017	3,959
2018	51,223
2019	—
2020	—
Thereafter	—
Total	$64,951
Due to delays in the award of the new contracts by CMS and the Department of Education, significant limitations on our audit and recovery activity during the CMS contract transition period, suspension of student loan placements to us from the Department of Education during the contract transition period and recovery fee reductions in the student lending market, we have been actively restructuring both our variable and fixed expenses consistent with our reduced operations and in order to maintain compliance with our debt covenants under our credit agreement. As mentioned below, and as discussed in footnote 8, in October 2016, the Company entered into Amendment No. 6 to its Credit Agreement, and our current financial projections show that we expect to be able to maintain compliance with these covenants through the fourth quarter of 2017. However, the factors noted above have had and, until resolved, will continue to have a significant negative effect on our revenues and earnings and our ability to continue to comply with these covenants. Accordingly, we expect to seek further modifications to the covenants from our lenders or refinance our indebtedness. Our inability to maintain long-term compliance with our debt covenants, or to refinance or restructure the terms of our indebtedness on commercially reasonable terms or at all, would have an adverse effect, which could be material on our business, financial condition and results of operations, as well as our ability to satisfy our debt obligations.
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
On October 27, 2016, the Company entered into Amendment No. 6 to its Credit Agreement, or the Sixth Amendment, in which certain financial covenants were further amended and additional financial covenants were added. Please see footnote 8 - "Subsequent Events" below.
4. Commitments and Contingencies
We have entered into various non-cancelable operating lease agreements for certain of our office facilities and equipment with original lease periods expiring between 2016 and 2021. Certain of these arrangements have free rent periods and /or escalating rent payment provisions, and we recognize rent expense under such arrangements on a straight-line basis.
Future minimum rental commitments under non-cancelable leases as of September 30, 2016 are as follows (in thousands):

Year Ending December 31,	Amount
Remainder of 2016	$558
2017	1,794
2018	964
2019	890
2020	847
Thereafter	310
Total	$5,363

Operating lease expense was $0.7 million and $0.7 million for the three months ended September 30, 2016 and 2015, respectively, and was $2.1 million and $2.2 million for the nine months ended September 30, 2016 and 2015, respectively.
5. Stock-based Compensation
(a) Stock Options
Total stock-based compensation expense charged as salaries and benefits expense in the consolidated statements of operations was $1.2 million and $1.2 million for the three months ended September 30, 2016 and 2015, respectively, and $3.5 million and $3.4 million for the nine months ended September 30, 2016 and 2015, respectively.
The following table shows stock option activity for the nine months ended September 30, 2016:

	Outstanding Options	Weighted average exercise price per share	Weighted average remaining contractual life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2015	4,117,123	$6.92	5.64	$1,211
Granted	115,000	1.74
Forfeited	(322,061)	8.29
Exercised	(395,767)	0.84
Outstanding at September 30, 2016	3,514,295	$7.31	5.30	$1,936
Vested, exercisable, expected to vest(1) at September 30, 2016	3,477,028	$7.31	5.28	$1,929
Exercisable at September 30, 2016	2,742,055	$7.21	4.74	$1,797

(1)	Options expected to vest reflect an estimated forfeiture rate.
The Company recognizes share-based compensation costs as expense on a straight-line basis over the option vesting period, which generally is four to five years.
(b) Restricted Stock Units and Performance Stock Units
The following table summarizes restricted stock unit and performance stock unit activity for the nine months ended September 30, 2016:

	Number of Awards	Weighted average grant date fair value per share
Outstanding at December 31, 2015	1,229,274	$4.67
Granted	1,465,154	1.73
Forfeited	(130,050)	4.28
Vested and converted to shares, net of units withheld for taxes	(352,072)	4.31
Units withheld for taxes	(146,850)	4.31
Outstanding at September 30, 2016	2,065,456	$2.69
Expected to vest at September 30, 2016	1,962,182	$2.69
Restricted stock units and performance stock units granted under the Performant Financial Corporation 2012 Stock Incentive Plan generally vest over periods ranging from one to four years.
6. Income Taxes
Our effective income tax rate changed to 7% for the nine months ended September 30, 2016 from 18% for the nine months ended September 30, 2015. The decrease in the effective tax rate is primarily due to the income from operations generated for the nine months ended September 30, 2016 compared to the loss from operations for the nine months ended September 30, 2015 and the resulting impact that the state taxes have on the forecasted rate applied to year to date income for the nine months ended September 30, 2016 offset by the impact of the Work Opportunity Tax Credit on the effective tax rate.
We file income tax returns with the U.S. federal government and various state jurisdictions. We operate in a number of state and local jurisdictions, most of which have never audited our records. Accordingly, we are subject to state and local income tax examinations based upon the various statutes of limitations in each jurisdiction. For tax years before 2011, the Company is no longer subject to California, Texas and certain state tax examinations. For tax years before 2013, the Company is no longer subject to Federal and certain other state tax examinations. We are currently being examined by the Franchise Tax Board of California for tax years 2011 and 2012.
7. Earnings per Share
For the three and nine months ended September 30, 2016 and 2015, basic income per share is calculated by dividing net income by the sum of the weighted average number of shares of Common Stock outstanding during the period. Diluted income per share is calculated by dividing net income by the weighted average number of shares of Common Stock and dilutive common share equivalents outstanding during the period. Common share equivalents consist of stock options, restricted stock units, and performance stock units. When there is a loss in the period, dilutive common share equivalents are excluded from the calculation of diluted earnings per share, as their effect would be anti-dilutive. For example, for the three months ended September 30, 2016 and 2015, and nine months ended September 30, 2015, dilutive common share equivalents have been excluded, and diluted weighted average shares outstanding are the same as basic average shares outstanding. When there is net income in the period, the Company excludes stock options, restricted stock units, and performance stock units from the calculation of diluted earnings per share when the combined exercise price, unamortized fair value and excess tax benefits of the options exceed the average market price of the Company's common stock because their effect would be anti-dilutive. For the nine months ended September 30, 2016, the Company excluded 4,559,511 options from the calculation of diluted earnings per share because their effect would be anti-dilutive.
The following table reconciles the basic to diluted weighted average shares outstanding using the treasury stock method (shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Weighted average shares outstanding – basic	50,200	49,436	49,974	49,394
Dilutive effect of stock options	—	—	427	—
Weighted average shares outstanding – diluted	50,200	49,436	50,401	49,394
8. Subsequent Events
On October 27, 2016, Performant Business Services, Inc., which is a wholly-owned subsidiary of Performant Financial Corporation (the “Company”) and is the borrower under that certain Credit Agreement dated as March 19, 2012 with Madison Capital Funding LLC, as agent (the “Agent”) and the lenders party thereto from time to time (as amended, the “Credit Agreement”), entered into Amendment No. 6 to the Credit Agreement (the “Sixth Amendment”). The Company and certain other of its subsidiaries are guarantors of the obligations under the Credit Agreement. Pursuant to the Sixth Amendment, the Company’s financial covenants were modified as follows:

•
The total debt to EBITDA ratio of 3.25 to 1.0, which was in effect for the computation period ending as of December 31, 2017, has been revised under the Sixth Amendment to be 4.75 to 1.0 for that period.

•	The interest coverage ratio, which was not in effect for the computation period ending as of December 31, 2017, has been revised under the Sixth Amendment to be 1.75 to 1.0 for that period.

•
The fixed charge coverage ratio of 1.20 to 1.0, which was in effect for the computation period ending as of December 31, 2017, has been revised under the Sixth Amendment to no longer apply to that period.

In connection with Amendment No. 4 to the Credit Agreement dated as of February 19, 2016, the Company deposited $7.5 million into a deposit account which is subject to the exclusive control of the Agent. Pursuant to the Sixth Amendment, the date on which these funds will be remitted to the Agent for application to the term loans or other obligations, as applicable, under the Credit Agreement has been extended by approximately four months, to February 28, 2017 (or such later date not more than thirty (30) days thereafter as may be agreed by Agent in its sole discretion); however, all or a portion of these funds may also be returned to the Company if the Agent and the requisite lenders under the Credit Agreement elect otherwise in their sole discretion. These funds may also be remitted to the Agent in accordance with the foregoing sentence prior to February 28, 2017 if an event of default has occurred and is continuing under the Credit Agreement. Also in connection with the Sixth Amendment, the Company voluntarily prepaid $7.5 million under the Credit Agreement, which was applied ratably to the Term A loan and the Term B loan.
On October 26, 2016, CMS awarded the next round of Medicare-Fee-For-Service Audit Contractor contracts, or RAC contracts. The Company was awarded RAC contracts for audit Regions 1 and 5. The RAC contract award for Region 1 allows us to continue our audit of payments under Medicare’s Part A and Part B for all provider types other than Durable Medical Equipment, Prosthetics, Orthotics, and Supplies (DMEPOS) and Home Health and Hospice within the Northeast Region. The Region 5 RAC contract provides for the post-payment review of DMEPOS and Home Health and Hospice claims nationally. While the new RAC contracts have been awarded, the Company is uncertain when audit and recovery services under the new contracts will begin, as well as the potential scope of audit permitted by the new RAC contracts.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Student Lending:
Department of Education	$3,906	$6,025	$18,243	$28,227
Guaranty Agencies and Other	19,891	22,513	63,964	58,323
Total of Student Lending	23,797	28,538	82,207	86,550
Healthcare:
CMS RAC	1,717	3,497	5,180	9,727
Commercial	1,262	1,586	3,878	5,887
Total of Healthcare	2,979	5,083	9,058	15,614
Other:	4,419	4,885	16,283	16,163
Total Revenues	$31,195	$38,506	$107,548	$118,327
Student Lending
We derive the majority of our revenues from the recovery of student loans. These revenues are contract-based and consist primarily of contingency fees based on a specified percentage of the amount we enable our clients to recover. Our contingency fee percentage for a particular recovery depends on the type of recovery facilitated. With respect to the recovery services we have historically performed for the Department of Education and certain of our guaranty agency clients, we have also received incremental performance incentives based upon our performance as compared to other contractors, which incentives consist of additional inventory allocation volumes and incentive fees. We are currently subject to a competitive rebidding process for the next contract with the Department of Education. While five other recovery service providers had their contracts extended by the Department of Education past the original April 2015 expiration date, we did not receive such an extension from the Department of Education. We submitted our proposal for a new contract to the Department of Education in February 2016, but it is uncertain when any new contracts will be awarded. We do not anticipate receiving any new loan placements from the Department of Education until the new contracts are awarded. Due to the nine month rehabilitation process for loans placed with us by the Department of Education, there was minimal impact on our revenues in 2015 as a result of not receiving an extension of our current contract. However, the absence of placements of new student loans from the Department of Education since the expiration of our prior contract in April 2015 resulted in our revenues from the Department of Education falling from $28.2 million in the first nine months of 2015 to $18.2 million in the first nine months of 2016. We expect our revenues from the Department of Education will continue to be significantly lower during the fourth quarter of 2016 and at least the first half of 2017.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Student Lending Placement Volume:
Department of Education	$—	$6,741	$5,082	$1,538,979
Guaranty Agencies and Other	678,910	541,012	2,539,998	2,845,977
Total Student Lending Placement Volume	$678,910	$547,753	$2,545,080	$4,384,956
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
For certain guaranty agency, or GA, clients, we have entered into Master Service Agreements, or MSAs. Under these agreements, clients provide their entire inventory of outsourced loans or receivables to us for recovery on an exclusive basis, in contrast with traditional contracts that are split among various service providers. In certain circumstances, we engage subcontractors to assist in the recovery of a portion of the client’s portfolio. We also receive success fees for the recovery of loans under MSAs and our revenues under MSA arrangements include fees earned by the activities of our subcontractors. As of September 30, 2016, we had three MSA clients in the student loan market.
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
Our first RAC contract was wound down and then terminated in 2016 in connection with CMS’ plan to award new contracts. On October 26, 2016, CMS awarded new RAC contracts and the Company received RAC contracts for audit Regions 1 and 5. The RAC contract award for Region 1 allows us to continue our audit of payments under Medicare’s Part A and Part B for all provider types other than Durable Medical Equipment, Prosthetics, Orthotics, and Supplies (DMEPOS) and Home Health and Hospice within the Northeast Region. The Region 5 RAC contract provides for the post-payment review of DMEPOS and Home Health and Hospice claims nationally. While the new RAC contracts have been awarded, the Company is uncertain when audit and recovery services under the new contracts will begin, as well as the potential scope of audit permitted by the new RAC contracts. In connection with the wind down of the prior RAC contract, CMS adopted a series of contract transition procedures, beginning in 2013, that restricted our ability to request medical records for audit and has otherwise suspended our ability to perform any audit services for certain periods of time, thus adversely affecting our revenues under this contract. In addition, CMS's contract transition rules have limited scope of our permitted audit activities as CMS has generally not permitted audits of periodic interim payment, or PIP, providers and has also placed additional restrictions on the types of claims we are permitted to audit and number of medical records we are permitted to request. In May 2016, CMS announced that the recovery audit contractors would not be able to request documents from providers for audit after May 16, 2016 and would not be able to submit claims for improper payments after July 29, 2016, effectively terminating additional revenue generating activity under our previous RAC contract. It is unclear when we will be permitted to begin work under the newly awarded RAC contracts and whether and to what extent audit restrictions implemented by CMS during the contract transition will be replaced. Revenues for the quarter ending September 30, 2016 from the RAC contract were $1.7 million, compared with $3.5 million for the same period last year, and we expect that our revenues from the RAC contract will remain at low levels for the last quarter of 2016. We do not expect to recognize significant revenue from the newly awarded RAC contracts for four to six months after we are permitted to begin performing recovery services under the new RAC contracts.
In connection with the previous RAC contract, CMS has announced a settlement offer to pay hospitals 68% of what they have billed Medicare to settle a backlog of pending appeals challenging Medicare's denials of reimbursement for certain types of short-term care. The implication of this settlement offer related to claims for which fees have already been paid to recovery auditors under the prior RAC contracts is unclear at this time, but we may be obligated to repay certain amounts that we previously received from CMS depending on the final terms of any such settlement. We accrue an estimated liability for appeals based on the amount of commissions received which are subject to appeal and which we estimate are probable of being returned to providers following successful appeal. The $19.2 million balance as of September 30, 2016, represents our best estimate of the probable amount we may be required to refund related to appeals of claims for which commissions were previously collected. We estimate that it is reasonably possible that we could be required to pay an additional amount up to approximately $5.4 million as a result of potentially successful appeals in excess of the amount we accrued as of September 30, 2016.
In connection with the award of our initial RAC contract, we outsourced certain aspects of our healthcare recovery process to three different subcontractors. Two of these subcontractors provided a specific service to us in connection with our claims recovery process, with the third subcontractor, whose services were terminated in December 2015, formerly providing all of the audit and recovery services for claims within a portion of our region. We recognize all of the revenues generated by the claims recovered through our subcontractor relationships, and we recognize the fees that we pay to these subcontractors in our expenses. We expect that we will outsource certain claims recovery processes under the newly awarded RAC contracts.
For our commercial healthcare business, our business strategy is focused on utilizing our technology-enabled services platform to provide audit, recovery and analytical services for private healthcare payors. We have entered into contracts with several private payors, although these contracts are in the early stage of implementation. Revenues from our commercial healthcare clients were $1.3 million for the quarter ended September 30, 2016, compared to revenues of $1.6 million that we earned from our commercial healthcare clients for the same period last year.

Other
We also derive revenues from the recovery of delinquent state taxes, as well as federal Treasury and other receivables, default aversion services for certain clients including financial institutions and the licensing of hosted technology solutions to certain clients. In September 2016, the Company, and three other service providers, were awarded contracts to collect overdue federal tax debts under a new federal law enacted in December 2015. The Company and other private collectors will work to recover delinquent taxes that the IRS is no longer actively pursuing. The IRS has stated that it expects the new program to begin in the spring of 2017. For our hosted technology services, we license our system and integrate our technology into our clients’ operations, for which we are paid a licensing fee. Our revenues for these services include contingency fees, fees based on dedicated headcount to our clients and hosted technology licensing fees.
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
Client Retention
Our revenues from the student loan market depend on our ability to maintain our contracts with some of the largest providers of student loans. For the nine months ended September 30, 2016, three providers of student loans each accounted for more than 10% of our revenues and they collectively accounted for approximately 55% of our total revenues during this period. The Department of Education was responsible for approximately 17% of our revenues for the nine months ended September 30, 2016. We have a relationship with numerous GAs in the U.S. including Great Lakes Higher Education Guaranty Corporation and Pennsylvania Higher Education Assistance Authority, which were responsible for 23% and 16%, respectively, of revenues for the nine months ended September 30, 2016. Our contract with the Department of Education, which generated approximately 13% of our revenues in the third quarter of 2016, is currently the subject to a competitive bidding process. Our contracts with these clients entitle them to unilaterally terminate their contractual relationship with us at any time without penalty. If we lose one of our significant clients, including if one of our significant clients is consolidated by an entity that does not use our services, if the terms of compensation for our services change or if there is a reduction in the level of placements provided by any of these clients, our revenues could decline.
Our contract with CMS for the recovery of improper Medicare payments represented approximately 5% of our total revenues for the nine months ended September 30, 2016, compared to approximately 15% in 2014 and 26% in 2013. Our audit work under our initial RAC contract is almost entirely wound down and CMS has now awarded new RAC contracts. We do not expect to recognize significant revenue under our newly awarded RAC contracts for four to six months after we are permitted to begin performing recovery services under the new RAC contracts.
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
This estimated liability for appeals is an offset to revenues on our income statement. Resolution of appeals can take a very long time to resolve and there is a significant backlog in the system for resolving appeals, as over the course of our first RAC contract, healthcare providers have increased their pursuit of appeals beyond the first and second levels of appeals to the third level of appeal, where cases are heard by administrative law judges, or ALJs. In our experience, decisions at the third level of appeal are the least favorable as ALJs exercise greater discretion and there is less predictability in the ALJ decisions as compared to appeals at the first or second levels. This increase of ALJ appeals and backlog of claims at the third level of appeal is the primary reason our total estimated liability for appeals (consisting of the estimated liability for appeals plus the contra-accounts-receivable estimated allowance for appeals) has grown from a balance of $16.4 million at December 31, 2013, to $18.6 million as of December 31, 2014, to $19.0 million at December 31, 2015, and increased to $19.2 million as of September 30, 2016. In addition to the $19.2 million related to the RAC contract with CMS, the Company has accrued $0.4 million of additional estimated liability for appeals related to other healthcare contracts. The total accrued liability for appeals is therefore $19.6 million at September 30, 2016.
The $19.6 million balance as of September 30, 2016, represents our best estimate of the probable amount of losses related to appeals of claims for which commissions were previously collected. We estimate that it is reasonably possible that we could be required to pay up to an additional approximately $5.4 million as a result of potentially successful appeals. To the extent that required payments by us related to successful appeals exceed the amount accrued, revenues in the applicable period would be reduced by the amount of the excess.
Goodwill
We periodically review the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether an impairment may exist. GAAP requires that goodwill and certain intangible assets not subject to amortization be assessed annually for impairment using fair value measurement techniques.
We assess goodwill for impairment on an annual basis as of November 30 of each year or more frequently if an event occurs or changes in circumstances would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If we can support the conclusion that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then we would not need to perform the two-step impairment test. If we cannot support such a conclusion, or we do not elect to perform the qualitative assessment, then the first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The Company performed a Step 1 impairment assessment as of November 30, 2015 and concluded that it was not necessary to perform a Step 2 impairment assessment. The Company performed a qualitative assessment of whether it is more likely than not that goodwill value is less than its carrying amount as of September 30, 2016 and concluded that there was no need to perform an impairment test. There was no impairment expense for goodwill for the nine months ended September 30, 2016 or 2015.
Impairments of Depreciable Intangible Assets
The balance of depreciable intangible assets was $22.3 million as of September 30, 2016. We evaluate depreciable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Depreciable intangible assets consist of client contracts and related relationships, and are being amortized over their estimated useful life, which is generally 20 years. We evaluate the client contracts intangible at the individual contract level. The recoverability of such assets is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There was no impairment expense for depreciable intangible assets for the nine months ended September 30, 2016. For the year ended December 31, 2015, an impairment expense of $0.2 million was recognized to account for the loss of a client and it has been included in other operating expenses in the consolidated statements of operations.
Recent Accounting Pronouncements
See "Recent Accounting Pronouncements" in Note 1(g) of the Consolidated Financial Statements included in Part I - Item 1 of this report.
Results of Operations
Three Months Ended September 30, 2016 compared to the Three Months Ended September 30, 2015
The following table represents our historical operating results for the periods presented:

	Three Months Ended September 30,
	2016	2015	$ Change	% Change
	(in thousands)
Consolidated Statement of Operations Data:
Revenues	$31,195	$38,506	$(7,311)	(19)%
Operating expenses:
Salaries and benefits	18,710	21,729	(3,019)	(14)%
Other operating expenses	12,311	14,096	(1,785)	(13)%
Total operating expenses	31,021	35,825	(4,804)	(13)%
Income from operations	174	2,681	(2,507)	(94)%
Interest expense	(1,863)	(2,137)	(274)	(13)%
Income before provision for (benefit from) income taxes	(1,689)	544	(2,233)	(410)%
Provision for (benefit from) income taxes	(974)	858	(1,832)	(214)%
Net loss	$(715)	$(314)	$(401)	128%
Revenues
Revenues were $31.2 million for the three months ended September 30, 2016, a decrease of approximately 19%, compared to revenues of $38.5 million for the three months ended September 30, 2015.
Student lending revenues were $23.8 million for the three months ended September 30, 2016, representing a decrease of $4.7 million, or 17%, compared to the three months ended September 30, 2015. The decrease was primarily a result of the reduction of revenues from the Department of Education as we have not received new placements of student loans from the Department of Education since our contact expired in April 2015.
Healthcare revenues were $3.0 million for the three months ended September 30, 2016, representing a decrease of $2.1 million, or 41%, compared to the three months ended September 30, 2015. This decrease was due primarily to the wind down of our first RAC contract and a $0.3 million reduction in revenue from commercial healthcare customers.
Salaries and Benefits
Salaries and benefits expense was $18.7 million for the three months ended September 30, 2016, a decrease of $3.0 million, or 14%, compared to salaries and benefits expense of $21.7 million for the three months ended September 30, 2015. The decrease in salaries and benefits expense was primarily due to a decrease in employee headcount as we have reduced expenses in concert with lower business volumes.
Other Operating Expenses
Other operating expenses were $12.3 million for the three months ended September 30, 2016, a decrease of $1.8 million, or 13%, compared to other operating expenses of $14.1 million for the three months ended September 30, 2015. The decrease in other operating expenses was primarily due to lower outside services and lower communication and postage expenses related to the wind down of our first RAC contract.
Income from Operations
Income from operations was $0.2 million for the three months ended September 30, 2016, compared to income from operations of $2.7 million for the three months ended September 30, 2015, representing a decrease of $2.5 million or 94%. The decrease was primarily the result of lower revenues, which was partially offset by a reduction in salaries and benefits and other operating expenses.
Interest Expense
Interest expense was $1.9 million for the three months ended September 30, 2016, compared to $2.1 million for the three months ended September 30, 2015. Interest expense decreased by approximately $0.2 million or 13% due to repayments of principal under our credit agreement, resulting in a lower outstanding balance.
Income Taxes
Income tax benefit was $1.0 million for the three months ended September 30, 2016, compared to an income tax expense of $0.9 million for the three months ended September 30, 2015. Our effective income tax rate decreased to 58% for the three months ended September 30, 2016, from 158% for the three months ended September 30, 2015. The decrease in the effective tax rate is primarily due to an increase in forecasted income for the three months ended September 30, 2015 that increased the tax rate at September 30, 2015, offset by an increase in the tax rate for the three months ended September 30, 2016 related to the impact of discrete items on the effective tax rate.
Net Loss
As a result of the factors described above, net loss was $0.7 million for the three months ended September 30, 2016, which represented an increase of $0.4 million, or 128% compared to net loss of $0.3 million for the three months ended September 30, 2015.
Nine Months Ended September 30, 2016 compared to the Nine Months Ended September 30, 2015
The following table represents our historical operating results for the periods presented:

	Nine Months Ended September 30,
	2016	2015	$ Change	% Change
	(in thousands)
Consolidated Statement of Operations Data:
Revenues	$107,548	$118,327	$(10,779)	(9)%
Operating expenses:
Salaries and benefits	60,107	67,595	(7,488)	(11)%
Other operating expenses	40,401	48,801	(8,400)	(17)%
Total operating expenses	100,508	116,396	(15,888)	(14)%
Income from operations	7,040	1,931	5,109	265%
Interest expense	(6,136)	(6,800)	(664)	(10)%
Income before provision for (benefit from) income taxes	904	(4,869)	5,773	119%
Provision for (benefit from) income taxes	62	(879)	941	107%
Net income (loss)	$842	$(3,990)	$4,832	121%
Revenues
Revenues were $107.5 million for the nine months ended September 30, 2016, a decrease of approximately 9%, compared to revenues of $118.3 million for the nine months ended September 30, 2015.

Student lending revenues were $82.2 million for the nine months ended September 30, 2016, representing a decrease of $4.4 million, or 5%, compared to the nine months ended September 30, 2015. The decrease was primarily a result of the reduction of revenues from the Department of Education due to the lack of placements of new student loans from the Department of Education since our contract expired in April 2015, which was partially offset by an increase in the number of borrowers that are participating in the rehabilitation programs with our Guaranty Agency clients.
Healthcare revenues were $9.1 million for the nine months ended September 30, 2016, representing a decrease of $6.5 million, or 42%, compared to the nine months ended September 30, 2015. This decrease was due primarily to reduced levels of permitted healthcare audit and recovery activities under our first CMS RAC contract and an approximately $2.0 million reduction in revenues from commercial healthcare customers.
Salaries and Benefits
Salaries and benefits expense was $60.1 million for the nine months ended September 30, 2016, a decrease of $7.5 million, or 11%, compared to salaries and benefits expense of $67.6 million for the nine months ended September 30, 2015. This decrease in salaries and benefits expense was primarily due to a decrease in employee headcount.
Other Operating Expenses
Other operating expenses were $40.4 million for the nine months ended September 30, 2016, a decrease of $8.4 million, or 17%, compared to other operating expenses of $48.8 million for the nine months ended September 30, 2015. The decrease in other operating expenses was primarily due to the absence of transaction expenses associated with a potential acquisition in the first quarter of 2015, lower communication and postage expenses and lower outside services.
Income from Operations
Income from operations was $7.0 million for the nine months ended September 30, 2016, compared to income from operations of $1.9 million for the nine months ended September 30, 2015, representing an increase of $5.1 million.
Interest Expense
Interest expense was $6.1 million for the nine months ended September 30, 2016, compared to $6.8 million for the nine months ended September 30, 2015. Interest expense decreased $0.7 million due to repayments of principal under our credit agreement, resulting in a lower outstanding balance.
Income Taxes
We recognized an income tax expense of $0.1 million for the nine months ended September 30, 2016, compared to an income tax benefit of $0.9 million for the nine months ended September 30, 2015. Our effective income tax increased to 7% for the nine months ended September 30, 2016, from 18% for the nine months ended September 30, 2015. The decrease in the effective tax rate is primarily due to the income from operations generated for the nine months ended September 30, 2016 compared to the loss from operations for the nine months ended September 30, 2015 and the resulting impact that the state taxes have on the forecasted rate applied to year to date income for the nine months ended September 30, 2016 offset by the impact of the Work Opportunity Tax Credit on the effective tax rate.
Net Income (Loss)
As a result of the factors described above, net income was $0.8 million for the nine months ended September 30, 2016, which represented an increase of $4.8 million, or 121% compared to net loss of $4.0 million for the nine months ended September 30, 2015.
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

Because of these limitations, you should consider adjusted EBITDA and adjusted net income alongside other financial performance measures, including net income and our other GAAP results. The following tables present a reconciliation of adjusted EBITDA and adjusted net income for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Adjusted EBITDA:
Net income (loss)	$(715)	$(314)	$842	$(3,990)
Provision for (benefit from) income taxes	(974)	858	62	(879)
Gain on sale of land (6)	—	(636)	—	(636)
Interest expense	1,863	2,137	6,136	6,800
Transaction expenses (1)	—	—	—	3,270
Restructuring and other expenses (4)	26	—	309	930
Depreciation and amortization	3,292	3,242	10,098	10,094
Stock-based compensation	1,206	1,231	3,546	3,398
Adjusted EBITDA	$4,698	$6,518	$20,993	$18,987

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(in thousands)		(in thousands)
Adjusted Net Income:
Net income (loss)	$(715)	$(314)	$842	$(3,990)
Gain on sale of land (6)	—	(636)	—	(636)
Transaction expenses (1)	—	—	—	3,270
Stock-based compensation	1,206	1,231	3,546	3,398
Amortization of intangibles (2)	931	943	2,800	3,081
Deferred financing amortization costs (3)	324	290	1,342	906
Restructuring and other expenses (4)	26	—	309	930
Tax adjustments (5)	(995)	(731)	(3,199)	(4,379)
Adjusted Net Income	$777	$783	$5,640	$2,580

(1)	Represents direct and incremental costs associated with expenses incurred in 2015 for a potential acquisition and related financing.

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

Liquidity and Capital Resources
Our primary source of liquidity is cash on hand and cash flows from operations. Cash and cash equivalents, which excludes restricted cash, totaled $48.3 million as of September 30, 2016, and consists primarily of cash on deposit with banks. Due to our operating cash flows and our existing cash and cash equivalents and our ability to restructure both our variable and fixed expenses, we believe that we have the ability to meet our working capital and capital expenditure needs through the fourth quarter of 2017. See "Long-term Debt" below.

The $22.9 million decrease in the balance of our cash and cash equivalents from December 31, 2015, was primarily due to principal repayments of $29.3 million on our long-term debt, and a $7.5 million restricted cash deposit, both of which were made in connection with the amendment to our credit agreement completed on February 19, 2016, and $5.5 million of capital expenditures partially offset by cash generated from operations of $20.5 million. In October 2016, the Company prepaid an additional $7.5 million in connection with a further amendment to our Credit Agreement.
Cash flows from operating activities
Cash provided by operating activities was $20.5 million for the nine months ended September 30, 2016, and included net income of $0.8 million, a decrease in trade accounts receivable of $7.7 million, and an increase in accrued salaries and benefits of $3.8 million. Cash provided by operating activities in the nine months ended September 30, 2015 was $19.0 million.
Cash flows from investing activities
Cash used in investing activities of $5.5 million for the nine months ended September 30, 2016 was mainly for capital expenditures related to information technology, data storage, hardware, telecommunication systems and security enhancements to our proprietary software. Cash used in investing activities in the nine months ended September 30, 2015 was $4.4 million.
Cash flows from financing activities
Cash used in financing activities of $37.9 million for the nine months ended September 30, 2016 was primarily attributable to repayments of principal of $29.3 million on long-term debt and a $7.5 million deposit in restricted cash in connection with the amendment to the Company's credit agreement in February 2016. Cash used in financing activities in the nine months ended September 30, 2015 was $16.7 million.
Restricted Cash
As of September 30, 2016, restricted cash included in current assets on our consolidated balance sheet was $7.5 million. As discussed below, on February 19, 2016 the Company deposited $7.5 million into a segregated deposit account in connection with the Fourth Amendment to our credit agreement. The cash in this segregated deposit account is restricted because it is subject to the exclusive control of the Agent.
Estimated liability for appeals and net payable to client
The September 30, 2016 balances of $19.6 million and $13.4 million for the estimated liability for appeals and the net payable to client, respectively, represent obligations that we expect to pay in the near term, although it is difficult to predict the precise timing of the associated cash outflows as they are dependent on the processing and resolution of audit appeals.
Long-term Debt
On March 19, 2012, we, through our wholly owned subsidiary, entered into a $147.5 million credit agreement, as amended and restated, with Madison Capital Funding LLC as administrative agent, ING Capital LLC as syndication agent, and other lenders party thereto. The senior credit facility consists of (i) a $57.0 million term A loan that matures in March 2017, (ii) a $79.5 million term B loan that matures in March 2018, and (iii) a $11.0 million revolving credit facility that expires in March 2017. On June 28, 2012, we amended the credit agreement to increase the amount of our borrowings under our term B loan by $19.5 million. On each of November 4, 2014, January 28, 2015, February 19, 2016, July 27, 2016, and October 27, 2016, we further amended the credit agreement to modify a number of existing covenants and add certain new covenants.
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

The credit agreement requires us to prepay the two term loans on a prorated basis and then to prepay the revolving credit facility under certain circumstances: (i) with 100% of the net cash proceeds of any asset sale or other disposition of assets by us or our subsidiaries where the net cash proceeds exceed $1 million and (ii) with a percentage of our annual excess cash flow each year where such percentage ranges from 25%-75% depending on our total debt to EBITDA ratio reduced by any voluntary prepayments that are made on our term loans during the same period, unless we elect to apply voluntary prepayments in the inverse order of maturity, in which case only voluntary prepayments in excess of $10 million shall reduce the amount of excess cash flow we are required to prepay. With respect to (ii) above, in May 2015 and May 2014, the Company made payments of $7.0 million and $11.5 million, respectively, to the lenders. In addition, the Company made a prepayment of $1.3 million to the lenders in July 2015 for the sale of land in San Angelo, TX. The terms of the prepayment provisions in the credit agreement have been modified with the signing of the October 27, 2016 Amendment No. 6 discussed below.
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

The credit agreement also requires us to meet certain financial covenants, including maintaining (i) a fixed charge coverage ratio, (ii) a total debt to EBITDA ratio, (iii) an interest coverage ratio, (iv) a minimum EBITDA amount, (v) a minimum required adjusted cash amount, and (vi) maximum capital expenditures, as such terms are defined in our credit agreement. These financial covenants are tested at the end of each year, quarter or month, as applicable. The table below further describes these financial covenants, as well as our current status under these covenants as of September 30, 2016.

Financial Covenant	Covenant Requirement	Actual Ratio at September 30, 2016
Fixed charge coverage ratio (minimum)[1]	N/A	N/A
Total debt to EBITDA ratio (maximum)[2]	4.75 to 1.0	1.85
Interest coverage ratio (minimum)[3]	2.5 to 1.0	4.69
EBITDA (minimum)[4]	$20,000,000	N/A
Required Adjusted Cash Amount (minimum)[6]	$10,000,000	$27,861,000
Capital Expenditures[5]	$8,000,000	N/A

(1) The fixed charge coverage ratio will no longer apply to any future computation periods.
(2) The total debt to EBITDA ratio will apply to computation periods ending December 31, 2017.
(3) The interest coverage ratio will apply to computation periods ending December 31, 2017.
(4) This requirement was effective through June 30, 2016.
(5) This requirement is an annual limitation and adjusted to $8,000,000 for the years ending December 31, 2016 and December 31, 2017.

(6) This requirement is effective through September 30, 2016.
On February 19, 2016, we entered into the Fourth Amendment to our Credit Agreement, on July 27, 2016, we entered into the Fifth Amendment to our Credit Agreement, and on October 27, 2016 we entered into the Sixth Amendment to our Credit Agreement. Pursuant to these amendments, our financial covenants were modified as follows:

•
The annual capital expenditure limitation of $12.5 million, which was in effect for the year ending December 31, 2016, has been revised to be $8 million for the years ending December 31, 2016 and December 31, 2017.

•
The total debt to EBITDA ratio of 3.25 to 1.0, which was in effect for the computation periods ending as of March 31, 2017, June 30, 2017, September 30, 2017, and December 31, 2017, has been revised to be 4.75 to 1.0 for those periods.

•
The interest coverage ratio of 2.5 to 1.0 in effect for the computation period ending September 30, 2016, and 2.0 to 1.0 in effect for the computation period ending December 31, 2016, and 1.75 to 1.0 in effect for the computation periods ending as of March 31, 2017, June 30, 2017, September 30, 2017 has been revised to include December 31, 2017.

•	The fixed charge coverage ratio of 1.20 to 1.0, which was in effect for the computation period ending as of December 31, 2017, has been revised to no longer apply to that period.

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
Our obligation to apply, on an annual basis, a percentage, which may fluctuate between 25% and 75% (determined based upon the Company’s total debt to EBITDA ratio), of our annual excess cash flow as a mandatory prepayment of the loans under the Credit Agreement has also been modified. Pursuant to the Fifth Amendment, we will be required to apply 75% of our excess cash flow each quarter as a mandatory prepayment of the loans under the Credit Agreement. In addition, without the consent of the Agent and lenders holding more than 50% of the revolving loan commitments under the Credit Agreement, we will no longer be permitted to request revolving loans; however, this will not affect our ability to utilize the letter of credit sub-facility under the Credit Agreement.
In connection with the Fourth Amendment to our Credit Agreement, we deposited $7.5 million into a deposit account which is subject to the exclusive control of the Agent, and voluntarily prepaid $22.5 million under the Credit Agreement, which was ratably applied to the Term A loan and the Term B loan. Pursuant to the Fifth Amendment, the date on which these funds will be remitted to the Agent for application to the term loans or other obligations, as applicable, under the Credit Agreement was extended by one month, to October 31, 2016. Pursuant to the Sixth Amendment, the date on which these funds will be remitted to the Agent for application to the term loans or other obligations, as applicable, under the Credit Agreement has been extended by four months, to February 28, 2017 (or such later date not more than thirty (30) days thereafter as may be agreed by Agent in its sole discretion). However, all or a portion of these funds may also be returned to us if the Agent and the requisite lenders under the Credit Agreement elect otherwise in their sole discretion. These funds may also be remitted in accordance with the foregoing sentence prior to February 28, 2017 if an event of default has occurred and is continuing under the Credit Agreement. In connection with the Sixth Amendment, the Company voluntarily made a prepayment of $7.5 million to the lenders on October 27, 2016.
Due to delays in the award of the new contracts by CMS and the Department of Education, significant limitations on our audit and recovery activity during the CMS contract transition period, suspension of student loan placements to us from the Department of Education during the contract transition period and recovery fee reductions in the student lending market, we have been actively restructuring both our variable and fixed expenses consistent with our reduced operations and in order to maintain compliance with our debt covenants. Our current financial projections show that we expect to be able to maintain compliance with our covenants through the fourth quarter of 2017. However, the factors noted above have had and, until resolved, will continue to have a significant negative effect on our revenues and earnings and our ability to continue to comply with our covenants. Accordingly, we expect that we will need to seek further modifications to the covenants from our lenders or refinance our indebtedness. Our inability to maintain long-term compliance with our debt covenants, or to refinance or restructure the terms of our indebtedness on commercially reasonable terms or at all, would have an adverse effect, which could be material on our business, financial condition and results of operations, as well as our ability to satisfy our debt obligations.

In addition, due to the delays in the award of the new contracts from the Department of Education and CMS, we implemented cost and expense reductions during 2015 that included a significant reduction in personnel. To the extent we are able to secure new contracts with the Department of Education or CMS and depending on the business volumes associated with any such new contract awards, we may incur significant expenses to hire additional personnel necessary to perform under any such new contract that may. We may need to obtain additional financing to fund such expenses and there can be no assurance that we will be able to obtain such financing on favorable terms, or at all.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We do not hold or issue financial instruments for trading purposes. We conduct all of our business in U.S. currency and therefore do not have any material direct foreign currency risk. We do have exposure to changes in interest rates with respect to the borrowings under our senior secured credit facility, which bear interest at a variable rate based on the prime rate or LIBOR. For example, if the interest rate on our borrowings increased 100 basis points (1%) from the credit facility floor of 1.5%, our annual interest expense would increase by approximately $0.6 million.
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
Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were functioning effectively at the reasonable assurance level as of September 30, 2016.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended September 30, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our existing contract with the Department of Education is currently subject to a rebidding process. The Department of Education was responsible for approximately 12.5% of our revenues for the quarter ended September 30, 2016, and 23.8% of our revenues for the year ended December 31, 2015.
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
As of September 30, 2016, our total debt was $65.0 million. In February 2016 and October 2016, in connection with the Fourth Amendment and Sixth Amendment to our credit agreement, we voluntarily prepaid $22.5 million and $7.5 million, respectively, of the outstanding principal under our credit agreement. For the quarter ended September 30, 2016 our consolidated interest expense was $1.9 million. Our ability to make scheduled payments or to refinance our debt obligations and to fund our other liquidity needs depends on our financial and operating performance. Due to factors such as our still unresolved contractual relationships with the Department of Education and the limited nature of the audit savings we can provide under our new RAC contracts, we cannot make assurances that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness and to fund our other liquidity needs. If our cash flows and capital resources are insufficient to fund our debt service obligations and allow us to maintain compliance with the financial covenants and other covenants under our senior secured credit facility or to fund our other liquidity needs, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot ensure that we would be able to take any of these actions, or that these actions would be successful and permit us to meet our scheduled debt service obligations. If we cannot make scheduled payments on our debt, we will be in default and, as a result, our debt holders could declare all outstanding principal and interest to be due and payable, our lenders could foreclose against the assets securing our borrowings and we could be forced into bankruptcy or liquidation.
Due to delays in the award of the new contracts by CMS and the Department of Education, significant limitations on our audit and recovery activity during the CMS contract transition period, suspension of student loan placements to us from the Department of Education during the contract transition period, recovery fee reductions in the student lending market and the limited nature of the audit savings we can provide under our new RAC contracts, we have been actively restructuring both our variable and fixed expenses consistent with our reduced operations and in order to maintain compliance with our debt covenants. In 2016, we have also obtained three amendments to the covenants in our credit agreement as a result of our reduced operations. Our current financial projections show that we expect to be able to maintain compliance with our amended covenants through the fourth quarter of 2017. However, the factors noted above have had and, until resolved, will continue to have a significant negative effect on our revenues and earnings and our ability to continue to comply with our covenants. Accordingly, we expect that it will be necessary to seek further modifications to the covenants from our lenders or refinance our indebtedness. To the extent we are not able to maintain compliance with our covenants, relations with both our existing and future customers could be adversely affected. Our inability to maintain long-term compliance with our debt covenants, or to refinance or restructure the terms of our indebtedness on commercially reasonable terms or at all, would have a material adverse effect on our business, financial condition and results of operations, as well as our ability to satisfy our debt obligations.
Over the course of our first RAC contract, there has been an increase in the number of appeals by healthcare providers to the third, or ALJ, level of appeal relating to claims we have audited, and there can be no assurance that our estimated liability for such appeals will be adequate.
Under our RAC contract with CMS, we recognize revenues when the healthcare provider has paid CMS for a claim or has agreed to an offset against other claims by the provider. Healthcare providers have the right to appeal a claim and may pursue additional levels of appeal if the initial appeal is found in favor of CMS. We accrue an estimated liability for appeals at the time revenue is recognized based on our estimate of the amount of revenue probable of being refunded to CMS following successful appeal based on historical data and other trends relating to such appeals. In addition, if our estimate of liability for appeals with respect to revenues recognized during a prior period changes, we increase or decrease the estimated liability reserve in the current period. Over the course of our first RAC contract, healthcare providers have increased their pursuit of appeals beyond the first and second levels of appeal to the third level of appeal, where cases are heard by administrative law judges, or ALJs. In our experience, decisions at the third level of appeal are the least favorable as ALJs exercise greater discretion and there is less predictability in the ALJ decisions as compared to appeals at the first or second levels. The pursuit of third level appeals by healthcare providers has also resulted in a backlog of claims at that level of appeal. This increase of ALJ appeals and backlog of claims at the third level of appeal is the primary reason our total estimated liability for appeals (consisting of the estimated liability for appeals plus the contra-accounts-receivable estimated allowance for appeals) has grown from a balance of $16.4 million at December 31, 2013 to $18.6 million as of December 31, 2014 to $19.0 million as of December 31, 2015, and increased to $19.2 million as of September 30, 2016. Our estimates for our appeal reserve are subject to uncertainties, and accordingly we may underestimate the number of successful appeals or the financial impact of successful appeals in a given year or period. To the extent that the amount of commissions that we are required to return to CMS as a result of successful appeals exceeds our estimated appeals reserve, our revenues in the applicable period will be reduced by the amount of such excess. If we underestimate the amount of commissions that are subject to successful appeal, our revenues in future periods could be adversely affected. In addition, each of the subcontractors we engaged to assist in the recovery services under our RAC contract are similarly obligated to refund fees that they received from claims that are later overturned on appeal. To the extent any of our subcontractors fail to refund amounts that are due upon an appeals relating to claim that they were responsible for, we may be obligated to pay such amounts directly to CMS, which could have a material impact on our financial position.
Further, in August 2014 CMS offered to pay hospitals 68% of what they have billed Medicare to settle a backlog of pending appeals challenging Medicare’s denials of reimbursement for certain types of short‑term care. The implication of this settlement offer related to claims for which recovery auditors have already been paid under the first RAC contracts remains uncertain at this time. Any payments we are required to make to CMS under our first RAC contract in connection with such settlement offer may be significant and in excess of the amount we have reserved for appeals, which could have a material negative impact our financial position and liquidity.

The transition rules implemented by CMS in connection with the award of the new RAC contracts and the delays associated with the award of the new RAC contract will have an adverse impact on our revenues.
Our ability to make claims under the first RAC contract was limited by contract transition rules announced by CMS. During 2015 and 2016, our audit and recovery activities under our prior RAC contract were entirely suspended or subject to significant restrictions. Such restrictions involve limitations on the types of claims and the amount of medical records requests that we may make, and CMS has generally maintained a long‑running prohibition on requesting medical records from PIP providers. These transition rules had a material adverse effect on our revenues during the nine months ended September 30, 2016. Our revenues from CMS during the nine months ended September 30, 2016 were $5.2 million compared to $9.7 million during the same period in 2015. While we were recently awarded two new RAC contracts, we are uncertain about the scope of permitted audit recovery and we expect there will be an approximate four to six month period from the date that we are permitted to start performing recovery services until we start to recognize revenue under our new RAC contracts. Further, the limitations on audit activities that were implemented by CMS during the contract transition period remain in effect under our new RAC contracts, which will continue to limit the revenues we may earn under the two new RAC contracts.
Revenues generated from our three largest clients represented 55% of our revenues for the quarter ended September 30, 2016, and 55% of our revenues for the year ended December 31, 2015, and any termination of or deterioration in our relationship with any of these clients would result in a decline in our revenues.
We derive a substantial majority of our revenues from a limited number of clients, including the Department of Education, and several GAs. Revenues from our three largest clients represented 55% of our revenues for the quarter ended September 30, 2016 and 55% of our revenues for the year ended December 31, 2015. The Department of Education was responsible for approximately 13% of our revenues for the nine months ended September 30, 2016. We have a relationship with numerous GAs in the U.S. including Great Lakes Higher Education Guaranty Corporation and Pennsylvania Higher Education Assistance Authority, which were responsible for 23% and 16%, respectively, of revenues for the nine months ended September 30, 2016. All of our contracts with these clients are subject to periodic renewal and re-bidding processes and if we lose one of these clients or if the terms of our relationships with any of these clients become less favorable to us, our revenues would decline, which would harm our business, financial condition and results of operations.
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
Substantially all of our existing contracts for the recovery of student loans and other receivables, which represented approximately 92% of our revenues for the nine months ended September 30, 2016 and 88% of our revenues in the year ended December 31, 2015, enable our clients to unilaterally terminate their contractual relationship with us at any time without penalty, potentially leading to loss of business or renegotiation of terms. Further, most of our contracts in these markets allow our clients to unilaterally change the volume of loans and other receivables that are placed with us or the payment terms at any given time. In addition, most of our contracts are not exclusive, with our clients retaining multiple service providers with whom we must compete for placements of loans or other obligations. Therefore, despite our contractual relationships with our clients, our contracts do not provide assurance that we will generate a minimum amount of revenues or that we will receive a specific volume of placements.
Our revenues and operating results would be negatively affected if our student loan and receivables clients, which include four of our five largest clients in 2015 and our five largest clients through the third quarter of 2016, reduce the volume of student loan placements provided to us, modify the terms of service, including the success fees we are able to earn upon recovery of defaulted student loans, or any of these clients establish more favorable relationships with our competitors. For example, in 2013 in connection with the Department of Education’s decision to have its recovery vendors promote income‑based repayment, or IBR, to defaulted student loans, the Department of Education unilaterally reduced the contingency fee rate that we receive for rehabilitating student loans by approximately 13%. Further, effective July 1, 2015, the Department of Education implemented a fixed fee of $1,710 payable for each loan that is rehabilitated in place of a recovery fee that historically had been based on a percentage of the balance of the rehabilitated loan.

Our ability to derive revenues under our new RAC contracts will depend in part on the number and types of potentially improper claims that we are allowed to pursue by CMS, and our results of operations may be harmed if the scope of claims that we are allowed to pursue and be compensated for is limited.
Under CMS's Medicare recovery audit program, RAC contractors have not been permitted to seek the recovery of an improper claim unless that particular type of claim has been pre-approved by CMS to ensure compliance with applicable Medicare payment policies, as well as national and local coverage determinations. Further, in connection with the transition procedures implemented by CMS during the long-delayed rebidding process, CMS has placed significant restrictions on the scope of audits permitted by RAC contractors. Accordingly, the long-term growth of the revenues we derive under our two newly awarded RAC contracts will also depend in part on the scope of potentially improper claims that we are allowed to pursue.
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
We have historically derived and are likely to continue to derive a significant portion of our revenues from the U.S. federal government. For the quarter ended September 30, 2016, revenues under contracts with the U.S. federal government accounted for approximately 23% of our total revenues, compared to 35% for the year ended December 31, 2015. In addition, if we are awarded a new recovery contract by the Department of Education, fees payable by the U.S. federal government could become a larger percentage of our total revenues over the next several years as a result of legislation that has transferred responsibility for all new student loan origination to the Department of Education. The continuation and exercise of renewal options on government contracts and any new government contracts are, among other things, contingent upon the availability of adequate funding for the applicable federal government agency. Changes in federal government spending could directly affect our financial performance.
For example, the Bipartisan Budget Act of 2013 reduced the compensation paid to GAs for the rehabilitation of student loans, effective July 1, 2014. This “revenue enhancement” measure reduced from 18.5% to 16.0% of the outstanding loan balance, the amount that GAs can charge borrowers when a rehabilitated loan is sold by the GA and eliminated entirely the GAs retention of 18.5% of the outstanding loan balance as a fee for rehabilitation services. The reduction in compensation the GAs receive resulted in a decrease of approximately 25.0% in the contingency fee percentage that we receive from the GAs for assisting in the rehabilitation of defaulted student loans. Further, on July 1, 2015, the Department of Education implemented a new fee structure for rehabilitated loans, providing a fixed fee of $1,710 payable for each loan that is rehabilitated in place of a recovery fee that historically had been based as a percentage of the balance of the rehabilitated loan. Any additional decrease in the student loan contingency fees would result in a further decrease of our revenues. Further, any amounts that we may be obligated to pay CMS under our first RAC contract as a result of CMS’s offer to pay hospitals 68% of what they have billed Medicare to settle a backlog of pending appeals challenging Medicare’s denials of reimbursement for certain types of short‑term care could have a material negative impact our financial position and liquidity. The loss of business from the U.S. federal government, or significant policy changes or financial pressures within the agencies of the U.S. federal government that we serve would result in a significant decrease in our revenues, which would adversely affect our business, financial condition and results of operations.
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
As a result of SAFRA, which terminated the ability of the GAs to originate government-supported student loans, some have speculated that there may be consolidation among the remaining GAs. This speculation has heightened as a result of the reduction of fees that the GAs will receive for rehabilitating student loans as a result of the Bipartisan Budget Act of 2013. If GAs that are our clients are combined with GAs with whom we do not have a relationship, we could suffer a loss of business. Two of our GA clients were each responsible for more than 10% of our total revenues in the nine months ended September 30, 2016: Great Lakes Higher Education Guaranty Corporation and Pennsylvania Higher Education Assistance Authority were responsible for 23% and 16%, respectively, of revenues for the nine months ended September 30, 2016. The consolidation of our GA clients with others and the failure to provide recovery services to the consolidated entity could decrease our revenues, which could negatively impact our business, financial condition and results of operations.
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
Our newly awarded RAC contracts and the possibility that we will receive a new contract from the Department of Education provide the potential opportunity to restore the growth in our business. However, our focus on growth and the expansion of our business may place additional demands on our management, operations and financial resources and will require us to incur additional expenses. We cannot be sure that we will be able to manage our growth effectively. In order to successfully perform under any significant new contracts, our expenses will increase to recruit, train and manage additional qualified employees and subcontractors and to expand and enhance our administrative infrastructure and continue to improve our management, financial and information systems and controls. If we cannot manage our growth effectively, our expenses may increase and our results of operations could be negatively affected.
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
Parthenon Capital Partners and Invesco Ltd. beneficially owned approximately 26.9% and 19.1% of our common stock, respectively, as of September 30, 2016. As a result of their ownership, Parthenon Capital Partners and Invesco Ltd. have the ability to influence the outcome of matters submitted to a vote of stockholders and, through our board of directors, the ability to influence decision‑making with respect to our business direction and policies. Parthenon Capital Partners and Invesco Ltd. may have interests different from our other stockholders’ interests, and may vote in a manner adverse to those interests. Matters over which Parthenon Capital Partners and Invesco Ltd. can, directly or indirectly, exercise influence include:

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
Date: November 8, 2016
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