Form 10-K
period 2016-12-31
Performant Financial Corp
filed 2017-03-13
CIK 1550695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2016 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was $40,708,614. Shares of common stock beneficially held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 10, 2017, 50,317,704 shares of the registrant’s common stock were outstanding.
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

2

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
We believe we have a leading position in our markets based on our technology-enabled services platform, long-standing client relationships and the large volume of funds we have recovered for our clients. In 2016, we provided recovery services on approximately $6.6 billion of combined student loans and other delinquent federal and state receivables and recovered approximately $22.7 million in improper Medicare payments in the first half year of 2016. Our clients in the student loan recovery market include 9 of the 27 active guaranty agencies, which are state or non-profit agencies that administer and rehabilitate student loans issued under the former federally-governed student loan program and these relationships average more than 10 years in length. As of September 30, 2016, guaranty agencies, or GAs, held approximately $30.0 billion of defaulted government-supported student loans. In the healthcare market, we have been a Medicare Recovery Audit Contractor, or RAC, in the United States for the Centers for Medicare and Medicaid Services, or CMS since 2009, with responsibility for identifying improper Parts A and B Medicare payments in the Northeastern United States. In December 2016, as part of a contract procurement process, we were awarded a new RAC contract for 11 states located in the Northeast and Midwest, as well as a national contract for the post-payment review of Durable Medical Equipment, Prosthetics, Orthotics, and Supplies (or DMEPOS) and home health/hospice claims.
We utilize our technology platform to efficiently provide recovery and analytics services in the markets we serve. We have continuously developed and refined our technology platform for almost two decades by using our extensive domain and data processing expertise. Our technology platform allows us to disaggregate otherwise complex recovery processes into a series of simple, efficient and consistent component steps, which we refer to as workflows, for our recovery and healthcare claims review specialists. This approach enables us to continuously refine our recovery processes to achieve higher rates of recovery with greater efficiency. By optimizing what traditionally have been manually-intensive processes, we believe we achieve higher workforce productivity versus more traditional labor-intensive outsourcing business models. For example, we generated in excess of $123,000 of revenues per employee during 2016, based on the average number of employees during the year.
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
For the year ended December 31, 2016, we generated approximately $141.4 million in revenues, $11.5 million in net loss, $25.9 million in adjusted EBITDA and $4.1 million in adjusted net income. See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Adjusted EBITDA and Adjusted Net Income” in Item 7 below for a definition of adjusted EBITDA and adjusted net income and reconciliations of adjusted EBITDA and adjusted net income to net income determined in accordance with generally accepted accounting principles.
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
Student Lending
Government-supported student loans are authorized under Title IV of the Higher Education Act of 1965. Historically, there have been two distribution channels for student loans: (i) the Federal Direct Student Loan Program, or FDSLP, which represents loans made and managed directly by the Department of Education; and (ii) the Federal Family Education Loan Program, or FFELP, which represents loans made by private institutions and currently backed by any of the 27 Guaranty Agencies, or "GAs".
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
The Department of Education estimates that the balance of defaulted loans was approximately $66.0 billion in the FDSLP and approximately $34.5 billion in the FFELP as of March 31, 2015. These programs collectively guaranteed approximately $1,136 billion of federal government-supported student loans according to the Congressional Budget Office as of September 30, 2015. Given the operational and logistical complexity involved in managing the recovery of defaulted student loans, the GAs and the Department of Education generally choose to outsource these services to third parties.
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
In accordance with the Medicare Prescription Drug, Improvement, and Modernization Act of 2003, a demonstration program was conducted from March 2005 to March 2008 in six states to determine if recovery audit contractors could be effectively used to identify improper payments for claims paid under Medicare Part A and Part B. Due to the success of this demonstration, under The Tax Relief and Health Care Act of 2006, the U.S. Congress authorized the expansion of the recovery audit program nationwide. CMS relies on third-party contractors to execute the recovery audit program to analyze millions of Medicare claims annually for improper payments to healthcare providers. The program was implemented by designating one prime contractor in each of the four major regions in the United States: West, Midwest, South, and Northeast. Contracts with recovery audit contractors, or RACs, were initially awarded in 2009. These contracts effectively expired in 2016 and new contracts were awarded in October 2016.
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
Our Competitive Strengths
We believe that our business is difficult to replicate, as it incorporates a combination of several important and differentiated elements, including:

•
Scalable and flexible technology-enabled services platform. We have a technology platform that is highly flexible, intuitive and easy to use for our recovery and claims specialists. Our platform is easily configurable and deployable across multiple markets and processes. For example, we have successfully extended our platform from the student loan market to the state and federal tax, federal treasury receivables and the healthcare recovery markets, each having its own industry complexities and specific regulations.

•
Advanced, technology-enabled workflow processes. Our technology-enabled workflow processes, developed over many years of operational experience in recovery services, disaggregate otherwise complex recovery processes into a series of simple, efficient and consistent steps that are easily configurable and applicable to different types of recovery-related applications. We believe our workflow software is highly intuitive and helps our recovery and claims specialists manage each step of the recovery process, while automating a series of otherwise manually-intensive and document-intensive steps in the recovery process. We believe our streamlined workflow technology drives higher efficiencies in our operations, as illustrated by our ability to generate in excess of $123,000 of revenues per employee during 2016, based on the average number of employees during the year. We believe our streamlined workflow technology also improves recovery results relative to more labor-intensive outsourcing models.

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

•
Long-standing client relationships. We believe our long-standing focus on achieving superior recovery performance for our clients and the significant value our clients derive from this focus have helped us achieve long-tenured client relationships, strong contract retention and better access to new clients and future growth opportunities. We have business relationships with numerous GAs in the student loan market and these relationships average more than 10 years in length. In the healthcare market, we have a ten-year relationship with CMS and in October 2016 we were awarded two contracts out of the second recovery audit program procurement process, including for a region consisting of 11 states in the Northeast and Midwest and the national DMEPOS and home health contract.

•
Extensive domain expertise in complex and regulated markets. We have extensive experience and domain expertise in providing recovery services for government and private institutions that generally operate in complex and regulated markets. We have demonstrated our ability to develop domain expertise in new markets such as healthcare and state tax and federal Treasury receivables. We believe we have the necessary organizational experience to understand and adapt to evolving public policy and how it shapes the regulatory environment and objectives of our clients. We believe this helps us identify and anticipate growth opportunities. For example, we successfully identified government healthcare as a potential growth opportunity that has thus far led to the award of five contracts to us by CMS. Together with our flexible technology platform, we have the ability to adapt our business strategy, to allocate resources and to respond to changes in our regulatory environment to capitalize on new growth opportunities.

•
Proven and experienced management team. Our management team has significant industry experience and has demonstrated strong execution capabilities. Our senior management team, led by Lisa Im, has been with us for an average of approximately 15 years. This team has successfully grown our revenue base and service offerings beyond the original student loan market into healthcare and delinquent state tax and private financial institutions receivables. Our management team’s industry experience, combined with deep and specialized understanding of complex and highly regulated industries, has enabled us to maintain long-standing client relationships and strong financial results.

Our Growth Strategy
Key elements of our growth strategy include the following:

•
Expand our student loan recovery volume. The balance of defaulted government-supported student loans was approximately $100.5 billion as of March 31, 2015. While we have long-standing relationships with some of the largest participants in the government-supported student loan market, we believe there are significant opportunities within this growing market to increase the volume of student loans placed with us by existing and new clients. For example, as a result of our relationships with four of the five largest GAs, we believe we are well-positioned to benefit as a result of any consolidation of smaller GAs over the coming years. In December 2016, it was announced that we were not selected as one of the recovery contractors for the Department of Education after more than 25 years in that role. We have filed a protest of this contract award and that protest remains pending, with a decision expected in April 2017.

•
Expand our recovery services in the healthcare market. According to CMS, Medicare spending totaled approximately $591.2 billion in 2013 and is expected to increase to $1.1 trillion in 2022, representing a compound annual growth rate of 7.4%. In the private healthcare market, spending totaled $961 billion in 2013 and is expected to grow more than 5.7% annually through 2023, according to CMS’ National Health Expenditures Projections. As these large markets continue to grow, we expect the need for recovery services to increase in the public and private healthcare markets. We were awarded new RAC contracts for Region 1 which consists of 11 states in the Northeast and Midwest, and Region 5, which covers claims for durable medical equipment, prosthetics and orthotics and home health and hospice payment claims across the U.S. We have also entered into contracts and are pursuing additional opportunities to provide audit, recovery and analytics services in the private healthcare market. In addition, we intend to pursue opportunities to find and eliminate losses prior to payment for healthcare services, including the detection of fraud, waste and abuse in the public and private healthcare markets.

•
Expand recovery services in other markets. We intend to expand our recovery services in other markets, including the private healthcare recovery market, state and federal tax and federal treasury receivables. We intend to capitalize on our extensive experience and domain expertise and our highly-flexible technology platform to seek opportunities in these additional markets.

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
•    Provide recovery services to GAs and private institutions

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
Student Loans
We provide recovery services primarily to the government-supported student loan industry, and our current clients include several of the largest GAs, as well as private financial institutions. We use our proprietary technology to identify, track and communicate with defaulted borrowers on behalf of our clients to implement suitable recovery programs for the repayment of outstanding student loan balances.
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
In December 2016, the Department of Education awarded contracts for student loan recovery services to seven contractors. We were not selected to receive one of these contract awards. We, along with 19 other contractors, have filed protests with the Government Accountability Office, or GAO, regarding the award of these contracts. We expect to receive a ruling on our protest in April 2017. The Department of Education has historically been our largest or one of our largest clients, accounting for 15.5%, 23.8%, and 27.2% of our revenues in 2016, 2015 and 2014, respectively.
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

Healthcare
We provide recovery services related to improper payments in the healthcare market. In 2009 we were awarded the role as one of four prime RAC contractors in the United States, with exclusive responsibility to identify and facilitate the recovery of improper Parts A and B Medicare payments in the Northeastern United States. This contract expired in 2016 and, following a lengthy procurement process, in October 2016 we were awarded two new RAC contracts by CMS. One new award covers Parts A and B Medicare payments in a region consisting of 11 states in the Northeast and Midwest. The second award involves post-payment review of DMEPOS and home health and hospice claims across the U.S.
Under our RAC contracts with CMS, we utilize our technology-enabled services platform to screen Medicare claims against several criteria, including coding procedures and medical necessity standards, to determine whether a claim should be further investigated for recoupment or adjustment by CMS. We conduct automated and, where appropriate, detailed medical necessity reviews. If we determine that the likelihood of finding a potential improper payment warrants further investigation, we request and review healthcare provider medical records related to the claim, utilizing experts in Medicare coding and registered nurses. We interact and communicate with healthcare providers and other administrative entities, and ultimately submit the claim to CMS for correction.
In anticipation of the award of the latest round of RAC contracts, beginning in 2013 CMS adopted a series of contract transition procedures that restricted our ability to request medical records for audit, and has otherwise suspended our ability to perform any audit services for certain periods of time or limited the scope of our audit activities, thus adversely affecting our revenues under this contract. For example, collections by CMS for corrections under the RAC program decreased by 82.8% in fiscal 2015 as compared to fiscal 2014, due to CMS and Congress prohibiting RACs from performing inpatient hospital patient status reviews, as well as additional limitations on audit activity imposed in connection with the prolonged contract transition process.  As a result, our revenues from the RAC program have steadily decreased over the last several years, from $66.8 million in 2013, to $29.2 million in 2014, to $12.5 million in 2015 and $5.7 million in 2016.
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
Other Markets
We also provide recovery services to several federal, state and municipal tax authorities, the Department of the Treasury and a number of financial institutions.
In September 2016 the Internal Revenue Service, or IRS, announced its plans to begin private collection of certain federal tax debts starting in the spring of 2017 and named us as one of four companies to perform these recovery services. The new program, authorized under a federal law, calls for the use of private companies to recover, on the government’s behalf, outstanding inactive tax receivables. While we expect that work under this contract will begin in April 2017, we do not anticipate that this contract will generate significant revenues in 2017 due to the expected relatively slow ramp up process under this new program.
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
We have a relationship with numerous active GAs in the U.S., including Great Lakes Higher Education Guaranty Corporation and Pennsylvania Higher Education Assistance Authority, which were responsible for 23.5% and 16.4%, respectively, of our revenues for the year ended December 31, 2016. We have had relationships with numerous GA clients and these relationships average more than 10 years in length.
CMS
We have a ten-year relationship with CMS. Under our first RAC contract with CMS, which was awarded in 2009 and expired in 2016, we were responsible for identifying and facilitating the recovery of improper Part A and Part B Medicare payments in the Northeast region of the United States. This RAC contract accounted for approximately 4.1% of our revenues for the year ended December 31, 2016. In October 2016, we were awarded two new RAC contracts. We received the contract to audit improper payments for claims made under Medicare Parts A and B in Region 1, which consists of Connecticut, Michigan, Indiana, Maine, Massachusetts, New Hampshire, New York, Ohio, Kentucky, Rhode Island and Vermont, and the contract for Region 5, which involves post-payment review of claims related to DMEPOS and home health and hospice across the U.S. The fees that we receive for identifying improper payments from CMS under these contracts are entirely contingency-based, and the contingency-fee percentage depends on the methods of recovery, and, in some cases, the type of improper payment that we identify.
Our level of activity and the revenues that we derive as a RAC contractor have varied significantly depending on changes in the permitted scope of review and limitations imposed in connection with the transition from the first to the second round of RAC contracts.  For example, collections by CMS for corrections under the RAC program decreased by 82.8% in fiscal 2015 as compared to fiscal 2014, due to CMS and Congress prohibiting RACs from performing inpatient hospital patient status reviews, as well as additional limitations on audit activity imposed in connection with the prolonged contract transition process.  As a result, our revenues from the RAC program have steadily decreased over the last several years, from $66.8 million in 2013, to $29.2 million in 2014, to $12.5 million in 2015 and $5.7 million in 2016.  It is expected that audit activity under our newly awarded RAC contracts will commence in April 2017, although it appears that permitted audit activity will continue to be constrained, at least initially.
Department of Education
We have provided student loan recovery services to the Department of Education for approximately 25 years until our most recent contract expired in April 2015. Traditionally, we have restructured and recovered defaulted student loans distributed directly by the Department of Education as part of the FDSLP. Due to its limited resources and recovery capabilities, the Department of Education outsources much of its defaulted student loan portfolio to third-party vendors for recovery. Recovery fees are entirely contingency-based, and our fee for a particular recovery have traditionally depended on the type of recovery facilitated.
In December 2016, the Department of Education awarded contracts for student loan recovery services to seven contractors. We were not a recipient of one of those awards. We, along with 19 other contractors have protested the Department of Education’s awards to the GAO. We do not anticipate receiving any new loan placements from the Department of Education, if at all, until the protests are resolved. Because all federally-supported student loans are being originated by the Department of Education as a result of SAFRA, the Department of Education will become an increasingly important player in the Guaranteed Student Loan arena. The Department of Education was responsible for approximately 16% of our revenues for the year ended December 31, 2016.
U.S. Department of the Treasury
We have assisted the Department of the Treasury for 19 years in the recovery of delinquent receivables owed to a number of different federal agencies. The debt obligations we help to recover on behalf of the Department of the Treasury include commercial and individual debt obligations. We are one of the four firms servicing the current Department of the Treasury contract. Similar to our other recovery contracts, our fees under this contract are contingency-based. We view this as an important strategic relationship, as it provides us valuable insight into other business opportunities within the federal government.
State Tax and Municipal Agencies
We provide outsourced recovery services for individuals’ delinquent state tax and other municipal obligations on a hosted model and under MSAs. We currently have relationships with ten state and municipal governments.
Private Lenders
We provide recovery services for private student loans, which supplement federally guaranteed loans, and home mortgages to private lenders.
Internal Revenue Service
In September 2016 the Internal Revenue Service, or IRS, announced it plans to begin private collection of certain federal tax debts starting in 2017 and awarded us a contract to perform these recovery services. The new program, authorized under a federal law enacted by Congress, enables us, along with three other contractors to collect, on the government’s behalf, outstanding inactive tax receivables. Our ability to recover these receivables will be limited to accounts where taxpayers owe money, but the IRS is no longer actively working their accounts. While we expect that work under this contract will begin in April 2017, we do not expect that this contract will generate significant revenues in 2017. Additionally, we do not to expect to receive any significant commercial placements under this contract until 2018.
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
In recovery services for delinquent and defaulted assets, we face competition from a number of companies. Holders of these delinquent and defaulted assets typically engage several firms simultaneously to provide recovery services on different portions of their portfolios. The number of recovery firms engaged varies by client. Initially, we compete to be one of the retained firms in a competitive bidding process and, if we are successful, we then face continuing competition from the client’s other retained firms based on the client’s benchmarking of the recovery performance of its several vendors. Some clients will allocate additional placements to those recovery vendors producing the highest recovery rates. We believe that we primarily compete on the basis of recovery rate performance, as well as maintenance of high standards of recovery practices and data security capabilities. We believe that we compete favorably with respect to most of these factors as evidenced by our long-standing relationships with our clients in these markets. Pricing is not usually a major competitive factor as all recovery services vendors in these markets typically receive the same contingency-based fee rate.
In the recovery of improper healthcare payments, we face competition in the bidding process for the RAC contracts and for obtaining audit work from commercial healthcare providers.  In the most recent RAC bidding process, the identified competitive factors were demonstrated experience in effective recovery services in the healthcare market, sufficient capacity to address claims volumes, maintenance of high standards of recovery practices, financial capability to perform under the RAC contract and recovery fee rates. In the commercial healthcare space, those same factors are generally applicable. Our competition in the private healthcare arena includes the other RAC service providers, Health Management Systems, Inc. and Cotivity, LLC, and a variety of healthcare consulting and healthcare information services companies.  Many of these companies have greater financial, technological and other resources than we do.
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
TCPA
The Telephone Consumer Protection Act, or TCPA, regulates the initiation of calls (which includes text messages) to residential or cellular telephones, including the use of automatic telephone dialing systems as well as artificial or prerecorded voices. The TCPA requires callers to obtain prior express consent or, in some cases, prior express written consent from individuals before placing restricted calls. Our compliance efforts include confirming a consumer has provided prior express consent consistent with the requirements of the law. Violations of the TCPA may be enforced by the U.S. Federal Communications Commission, or FCC, or by a private action by an individual or class. Violations of the TCPA can be punished by recovery of damages or penalties up to $1,500 per violation for willful violations. Attorney fees and costs are also recoverable. In the ordinary course of business we are sued for alleged violations of the TCPA and comparable state laws, although the amounts involved in the disposition or settlement of any such claims have not been significant.
FCRA
We are also subject to the Fair Credit Reporting Act, or FCRA, which regulates consumer credit reporting and which may impose liability on us to the extent that the adverse credit information reported on a consumer to a credit bureau is false or inaccurate. State law, to the extent it is not preempted by the FCRA, may also impose restrictions or liability on us with respect to reporting adverse credit information. Our compliance efforts include initial and ongoing training of employees working with consumer credit reports and the monitoring of usage. Violations of FCRA, which are deemed to be unfair or deceptive acts under the Federal Trade Commission Act, are enforced by the FTC or by a private action by an individual or class. Civil actions by consumers may seek damages per violation, with punitive damages, attorney's fees and costs also recoverable. Under the Federal Trade Commission Act, penalties for engaging in unfair or deceptive acts can be punished by fines for each violation.
CFPB
The CFPB was created as part of the Dodd-Frank Act in 2011, with primary implementing and interpretative authority for many federal consumer protection laws, for example the FDCPA, transferred to the CFPB. Among other things, the CFPB was given the authority to issue interpretive regulations for the FDCPA.
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
As of December 31, 2016, we had two U.S. patents, both covering aspects of the workflow management systems and methods incorporated into our technology-enabled services platform. These patents will expire in September 2024. We routinely assess appropriate occasions for seeking additional patent protection for those aspects of our platform and other technologies that we believe may provide competitive advantages to our business. We also rely on certain unpatented proprietary expertise and other know-how, licensed and acquired third-party technologies, and continuous improvements and other developments of our various technologies, all intended to maintain our leadership position in the industry.
As of December 31, 2016, we had five trademarks registered with the U.S. Patent and Trademark office: DCS, Performant Recovery, Performant Technologies, Discovery Analytics, and Performant Insight.
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

Employees
As of December 31, 2016, we had approximately 1,211 full-time employees. None of our employees is a member of a labor union and we consider our employee relations to be good.
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
We have significant indebtedness maturing in March 2018 and we do not anticipate that our existing cash resources and expected cash flows from operations will be sufficient to repay the principal at maturity.  There is no assurance that we will be able to refinance our indebtedness due in March 2018 prior to maturity or that we will be able to restructure or obtain modifications to the terms of our existing indebtedness from our lenders that would allow us to avoid a default at maturity.
As of December 31, 2016, we had outstanding indebtedness under our credit agreement in the principal amount of $55.2 million, of which $3.2 million matures on March 19, 2017 and $52.0 million matures on March 19, 2018.  Our existing cash resources and cash flows expected from operations over the next twelve months are not expected to be sufficient for us to pay the principal amount that will be due on March 19, 2018, although our current financial projections show that we will be able to maintain compliance with our debt covenants and make all scheduled debt service payments prior to that time, including payment of the portion of our indebtedness maturing in March 2017.  Accordingly, we expect that it will be necessary to refinance our indebtedness due in March 2018 prior to maturity or restructure or obtain modifications to the terms of that indebtedness from our lenders.  There is no assurance that new financing will be available to us in amounts sufficient to refinance this indebtedness or that any financing will be available on reasonable terms.  Further, any new financing may result in a potentially dilutive issuance of equity securities or the issuance of new debt at higher interest rates and require us to comply with more restrictive covenants.  In the absence of new financing, there is no assurance that our existing lenders will agree to restructure or modify the terms of our existing indebtedness on or before the March 2018 maturity date.  Our ability to refinance or restructure our indebtedness will depend on the financial condition and results of operations of our business, which have suffered in recent periods as further described in these Risk Factors and elsewhere in this Report, and will also depend on factors completely outside of our control such as the condition of the capital markets at the time of any potential financing. If we cannot make scheduled payments on our debt, we will be in default and, as a result, our lenders could declare all outstanding principal and interest to be due and payable, and our lenders could foreclose against the assets securing our borrowings and we could be forced into bankruptcy or liquidation.
The Department of Education, our longstanding and significant client, recently announced that we would not receive a new contract for the recovery of student loans. We have filed a protest of this contracting decision with the GAO. If we are not successful in obtaining a contract award from the Department of Education through this process, our results of operations and cash flows will be harmed and it will be more difficult for us to repay or refinance our indebtedness.
We have had a more than 25 year relationship with the Department of Education as a key contractor in the recovery of student loans and this relationship has been responsible for a significant portion of our annual revenues.  Our revenues from the Department of Education were $21.9 million in 2016, $37.9 million in 2015 and $53.2 million in 2014, representing 15.5%, 23.8% and 27.2% of our revenues, respectively.  Further, we expected the Department of Education to become an increasingly important client because all federally-supported student loans have been originated by the Department of Education since 2010, meaning that there will be no further growth in student loans held by the GAs.  Our most recent contract with the Department of Education expired in April 2015, and we have not received new placements of student loans from the Department of Education since that time pending the award of new contracts.
In December 2016, the Department of Education announced the award of seven new contracts and we did not receive one of the new awards.  We have filed a protest of this contracting decision with the GAO.  While we believe that there are strong grounds for our protest, there is no assurance that our protest will be upheld. If we are not successful in obtaining a contract award from the Department of Education through this process, our results of operations and cash flows will be harmed and it will be more difficult for us to repay or refinance our indebtedness.
Over the course of our first RAC contract, there has been an increase in the number of appeals by healthcare providers to the third, or ALJ, level of appeal relating to claims we have audited, and there can be no assurance that our estimated liability for such appeals will be adequate.
Under our RAC contract with CMS, we recognize revenues when the healthcare provider has paid CMS for a claim or has agreed to an offset against other claims by the provider. Healthcare providers have the right to appeal a claim and may pursue additional levels of appeal if the initial appeal is found in favor of CMS. We accrue an estimated liability for appeals at the time revenue is recognized based on our estimate of the amount of revenue probable of being refunded to CMS following successful appeal based on historical data and other trends relating to such appeals. In addition, if our estimate of liability for appeals with respect to revenues recognized during a prior period changes, we increase or decrease the estimated liability reserve in the current period. Over the course of our first RAC contract, healthcare providers have increased their pursuit of appeals beyond the first and second levels of appeal to the third level of appeal, where cases are heard by administrative law judges, or ALJs. In our experience, decisions at the third level of appeal are the least favorable as ALJs exercise greater discretion and there is less predictability in the ALJ decisions as compared to appeals at the first or second levels. The pursuit of third level appeals by healthcare providers has also resulted in a backlog of claims at that level of appeal. This increase of ALJ appeals and backlog of claims at the third level of appeal is the primary reason our total estimated liability for appeals (consisting of the estimated liability for appeals plus the contra-accounts-receivable estimated allowance for appeals) has grown from a balance of $16.4 million at December 31, 2013 to $18.6 million as of December 31, 2014 to $19.0 million as of both December 31, 2015, and December 31, 2016. Our estimates for our appeal reserve are subject to uncertainties, and accordingly we may underestimate the number of successful appeals or the financial impact of successful appeals in a given year or period. To the extent that the amount of commissions that we are required to return to CMS as a result of successful appeals exceeds our estimated appeals reserve, our revenues in the applicable period will be reduced by the amount of such excess. If we underestimate the amount of commissions that are subject to successful appeal, our revenues in future periods could be adversely affected. In addition, each of the subcontractors we engaged to assist in the recovery services under our RAC contract are similarly obligated to refund fees that they received from claims that are later overturned on appeal. To the extent any of our subcontractors fail to refund amounts that are due upon an appeals relating to claim that they were responsible for, we may be obligated to pay such amounts directly to CMS, which could have a material impact on our financial position.
Further, in August 2014 CMS offered to pay hospitals 68% of what they have billed Medicare to settle a backlog of pending appeals challenging Medicare’s denials of reimbursement for certain types of short‑term care. The implication of these settlement offers related to claims for which recovery auditors have already been paid under the first RAC contracts remain uncertain at this time. Any payments we are required to make to CMS under our first RAC contract in connection with such settlement offers may be significant and in excess of the amount we have reserved for appeals, which could have a material negative impact our financial position and liquidity.
Limitations on the scope of recovery services we can provide under our new RAC contract will have a material impact on our revenues and these limitations may continue under the newly awarded RAC contracts.
Our ability to make claims under the first RAC contract was limited during each of the last three years by restrictions imposed on the scope of our audit activities and by contract transition rules announced by CMS that involved periodic suspension of audit activities. These limitations had a material adverse effect on our revenues and operating results. Our revenues from CMS during the year ended December 31, 2016 were $5.7 million compared to $12.5 million during the year ended December 31, 2015 and $29.2 million for the year ended December 31, 2014. While we were recently awarded two new RAC contracts, we are uncertain about the scope of permitted audit and if the scope of audit is not increased, our revenues and the value of the new RAC contracts will be constrained. In addition, we expect there will be an approximately four to six month period from the date that we are permitted to start performing recovery services until we start to recognize revenues under our new RAC contracts. Accordingly, the currently expected start date of April 2017 for the new RAC contracts means that these new contracts will not have a significant impact on our 2017 revenues, although we will incur related start-up expenses in 2017.
Revenues generated from our three largest clients represented 55% of our revenues in both 2016 and 2015. We are currently protesting a decision that would end our relationship with one of these clients and any termination of or deterioration in our relationship with any of our other significant clients would result in a further decline in our revenues.

We have derived a substantial majority of our revenues from a limited number of clients, including the Department of Education, and several GAs. Revenues from our three largest clients represented 55% of our revenues for the year ended December 31, 2016 and 55% of our revenues for the year ended December 31, 2015. The Department of Education was responsible for approximately 16% of our revenues for the year ended December 31, 2016 and the Department of Education recently announced that we were not selected as one of the contractors under its new student loan recovery contract, a decision we are protesting. We have a relationship with numerous GAs in the U.S. including Great Lakes Higher Education Guaranty Corporation and Pennsylvania Higher Education Assistance Authority, which were responsible for 24% and 16%, respectively, of revenues for the year ended December 31, 2016. If our protest of the Department of Education’s contract award does not result in our receiving new contract award, our business, will become even more dependent on our business relationships with our GA clients. All of our contracts with our significant clients are subject to periodic renewal and re-bidding processes and if we lose one of these clients or if the terms of our relationships with any of these clients become less favorable to us, our revenues would decline, which would harm our business, financial condition and results of operations.
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
Substantially all of our existing contracts for the recovery of student loans and other receivables, which represented approximately 92% of our revenues for the year ended December 31, 2016 and 88% of our revenues in the year ended December 31, 2015, enable our clients to unilaterally terminate their contractual relationship with us at any time without penalty, potentially leading to loss of business or renegotiation of terms. Further, most of our contracts in these markets allow our clients to unilaterally change the volume of loans and other receivables that are placed with us or the payment terms at any given time. In addition, most of our contracts are not exclusive, with our clients retaining multiple service providers with whom we must compete for placements of loans or other obligations. Therefore, despite our contractual relationships with our clients, our contracts do not provide assurance that we will generate a minimum amount of revenues or that we will receive a specific volume of placements.
Our revenues and operating results would be negatively affected if our student loan and receivables clients, which include our five largest clients in 2016 and four of our five largest clients in 2015, reduce the volume of student loan placements provided to us, modify the terms of service, including the success fees we are able to earn upon recovery of defaulted student loans, or any of these clients establish more favorable relationships with our competitors. For example, effective July 1, 2015, the Department of Education implemented a fixed fee of $1,710 payable for each loan that is rehabilitated in place of a recovery fee that historically had been based on a percentage of the balance of the rehabilitated loan. Further, in December 2016, the Department of Education announced the award of seven new contracts and we did not receive one of the new awards.  While we have filed a protest on these contracting decisions, there is no assurance that our protest will be upheld.  If we are not successful in obtaining a contract award from the Department of Education through this process, the volume of student loan placements to us will be significantly harmed, which will result in a material negative impact on our results of operations and cash flows and our ability to repay or refinance our indebtedness.
Our ability to derive revenues under our new RAC contracts will depend in part on the number and types of potentially improper claims that we are allowed to pursue by CMS, and our results of operations may be harmed if the scope of claims that we are allowed to pursue and be compensated for is limited.
Under CMS’s Medicare recovery audit program, RAC contractors have not been permitted to seek the recovery of an improper claim unless that particular type of claim has been pre-approved by CMS to ensure compliance with applicable Medicare payment policies, as well as national and local coverage determinations. As work under the first RAC contract progressed, CMS placed increasing restrictions on the scope of audits permitted by RAC contractors and has not indicated that those restrictions will be relaxed when work commences under the newly awarded RAC contracts. Accordingly, the long-term growth of the revenues we derive under our two newly awarded RAC contracts will also depend in significant part on the scope of potentially improper claims that we are allowed to pursue.
In particular, in September 2013, CMS implemented rules that prevent RAC contractors from being able to review and audit (i) whether inpatient care delivered to patients with hospital stays lasting less than two midnights was medically necessary and therefore deserving of the higher reimbursement levels under Medicare Part A or (ii) whether inpatient treatment was medically necessary for admissions spanning more than two midnights.  In connection with these restrictions, hospitals cannot bill CMS for outpatient services on hospital stays lasting less than two midnights during such period.   Fees associated with recoveries initiated by us based upon improper claims for inpatient reimbursement of these short stays had represented a substantial portion of the revenues we have earned under our RAC contract. The continued suspension of this type of review activity has had and may continue to have a material adverse effect on our future healthcare revenues and operating results, depending on a variety of factors including, among other things, CMS’s evaluation of provider compliance with the new rules, the rules ultimately adopted by CMS with respect to medical necessity reviews of Medicare reimbursement claims associated with short stay inpatient admissions and, more generally, the scope of improper claims that CMS allows us to pursue and our ability to successfully identify improper claims within the permitted scope.
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
We have historically derived and are likely to continue to derive a significant portion of our revenues from the U.S. federal government. For the year ended December 31, 2016, revenues under contracts with the U.S. federal government accounted for approximately 24% of our total revenues. The continuation and exercise of renewal options on government contracts and any new government contracts are, among other things, contingent upon the availability of adequate funding for the applicable federal government agency. Changes in federal government spending could directly affect our financial performance.
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
As a result of SAFRA, which terminated the ability of the GAs to originate government-supported student loans, some have speculated that there may be consolidation among the remaining GAs. This speculation has heightened as a result of the reduction of fees that the GAs will receive for rehabilitating student loans as a result of the Bipartisan Budget Act of 2013. If GAs that are our clients are combined with GAs with whom we do not have a relationship, we could suffer a loss of business. Two of our GA clients were each responsible for more than 10% of our total revenues in the year ended December 31, 2016: Great Lakes Higher Education Guaranty Corporation and Pennsylvania Higher Education Assistance Authority were responsible for 24% and 16%, respectively, of revenues for the year ended December 31, 2016. The consolidation of our GA clients with others and the failure to provide recovery services to the consolidated entity could decrease our revenues, which could negatively impact our business, financial condition and results of operations.
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
Our revenues and operating results could vary significantly from period-to-period and may fail to match our past performance because of a variety of factors, some of which are outside of our control. Any of these factors could cause the price of our common stock to fluctuate. Factors that could contribute to the variability of our operating results include:

•	the amount of defaulted student loans and other receivables that our clients place with us for recovery;

•	the timing of placements of student loans and other receivables which are entirely in the discretion of our clients;

•	the schedules of government agencies for awarding contracts including the result of our protest against the Department of Education’s contract award decision;

•	our ability to successfully identify improper Medicare claims and the number and type of potentially improper claims that CMS authorizes us to pursue under our RAC contact;

•	the loss or gain of significant clients or changes in the contingency fee rates or other significant terms of our business arrangements with our significant clients;

•	technological and operational issues that may affect our clients and regulatory changes in the markets we service; and

•	general industry and macroeconomic conditions.
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
Our newly awarded RAC contracts provide the potential opportunity to restore the growth in our business. However, our focus on growth and the expansion of our business may place additional demands on our management, operations and financial resources and will require us to incur additional expenses. We cannot be sure that we will be able to manage our performance under any significant new contracts effectively. In order to successfully perform under any significant new contracts, our expenses will increase to recruit, train and manage additional qualified employees and subcontractors and to expand and enhance our administrative infrastructure and continue to improve our management, financial and information systems and controls. If we cannot manage our growth effectively, our expenses may increase and our results of operations could be negatively affected.

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
Since our initial public offering in August 2012, the price of our common stock, as reported by NASDAQ Global Select Market, has ranged from a low sales price of $1.51 on July 7, 2016 to a high sales price of $14.09 on March 4, 2013. The trading price of our common stock may be significantly affected by various factors, including: quarterly fluctuations in our operating results; the financial projections we may provide to the public, any changes in those projections or our failure to meet those projections; changes in investors’ and analysts’ perception of the business risks and conditions of our business; our ability to meet the earnings estimates and other performance expectations of financial analysts or investors; unfavorable commentary or downgrades of our stock by equity research analysts; changes in our capital structure, such as future issuances of debt or equity securities; our success or failure to obtain new contract awards; lawsuits threatened or filed against us; strategic actions by us or our competitors, such as acquisitions or restructurings; new legislation or regulatory actions; changes in our relationship with any of our significant clients; fluctuations in the stock prices of our peer companies or in stock markets in general; and general economic conditions.
Our significant stockholders have the ability to influence significant corporate activities and our significant stockholders' interests may not coincide with yours.
Parthenon Capital Partners and Invesco Ltd. beneficially owned approximately 26.9% and 19.1% of our common stock, respectively, as of December 31, 2016. As a result of their ownership, Parthenon Capital Partners and Invesco Ltd. have the ability to influence the outcome of matters submitted to a vote of stockholders and, through our board of directors, the ability to influence decision‑making with respect to our business direction and policies. Parthenon Capital Partners and Invesco Ltd. may have interests different from our other stockholders’ interests, and may vote in a manner adverse to those interests. Matters over which Parthenon Capital Partners and Invesco Ltd. can, directly or indirectly, exercise influence include:

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

ITEM 1B. Unresolved Staff Comments
None.
ITEM 2.    Properties
Facilities
As of December 31, 2016, we operated six separate office locations throughout the United States. The largest of these facilities is in Livermore, California and serves as our corporate headquarters, as well as a data center and production location. Our Livermore facility is comprised of approximately 50,291 square feet of space and has a lease expiration of September 2017 with an option for a five year extension of the lease. We also lease production centers in California, Oregon, Florida and Texas and own a production/data center in Oregon.
We believe that our facilities are adequate for current operations and that additional space will be available as required. See note (5) to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for information regarding our lease obligations.
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
Our common stock began trading on the NASDAQ Global Select Market under the symbol “PFMT” on August 10, 2012. Prior to that, there was no public market for our common stock. The table sets forth, for the periods indicated below, the high and low sales prices per share of our common stock as reported by NASDAQ.

2015	High	Low
First Quarter	6.69	3.28
Second Quarter	3.67	2.33
Third Quarter	3.39	2.26
Fourth Quarter	3.29	1.65
2016
First Quarter	1.95	1.51
Second Quarter	1.95	1.51
Third Quarter	3.46	1.51
Fourth Quarter	4.07	1.94
On March 10, 2017, the closing price as reported by NASDAQ of our common stock was $1.58 per share.
Stockholders
As of December 31, 2016, we had approximately 15 holders of record of our common stock.
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
Issuer Purchases of Equity Securities
None.
ITEM 6. Selected Financial Data
The selected consolidated balance sheet data as of December 31, 2016 and 2015, and the selected consolidated statements of operations data for each year ended December 31, 2016, 2015 and 2014, have been derived from our audited consolidated financial statements which are included elsewhere in this annual report. The selected consolidated balance sheet data as of December 31, 2013 and 2012, and the selected consolidated statements of operations data for the years ended December 31, 2013 and 2012 have been derived from our audited consolidated financial statements not included in this annual report. Historical results are not necessarily indicative of future results. You should read the following selected consolidated historical financial data below in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, related notes, and other financial information included in this Annual Report on Form 10-K. The selected consolidated financial data in this section is not intended to replace the consolidated financial statements and is qualified in its entirety by the consolidated financial statements and related notes and schedule included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Consolidated Statement of Operations Data:
Revenues	$141,360	$159,381	$195,378	$255,302	$210,073
Operating expenses:
Salaries and benefits	78,863	88,077	93,676	96,762	83,002
Other operating expense	54,985	64,360	74,433	85,671	71,305
Impairment of customer relationship	15,438	236	—	—	—
Total operating expenses	149,286	152,673	168,109	182,433	154,307
Income from operations	(7,926)	6,708	27,269	72,869	55,766
Debt extinguishment costs(1)	—	—	—	—	(3,679)
Interest expense	(7,897)	(8,889)	(10,171)	(11,564)	(12,414)
Interest income	—	—	1	1	64
Income (loss) before provision for income taxes	(15,823)	(2,181)	17,099	61,306	39,737
Provision for (benefit from) income taxes	(4,370)	(386)	7,699	24,967	16,786
Net income (loss)	(11,453)	(1,795)	9,400	36,339	22,951
Accrual for preferred stock dividends	—	—	—	—	2,038
Net income (loss) available to common shareholders	$(11,453)	$(1,795)	$9,400	$36,339	$20,913
Net income (loss) per share attributable to common shareholders(2)
Basic	$(0.23)	$(0.04)	$0.19	$0.77	$0.48
Diluted	$(0.23)	$(0.04)	$0.19	$0.74	$0.44
Weighted average shares (in thousands)
Basic	50,038	49,415	48,816	47,492	43,985
Diluted	50,038	49,415	49,834	49,386	47,599

(1)
Represents debt extinguishment costs comprised of approximately $3.3 million of fees paid to lenders in connection with our new credit facility and approximately $0.3 million of unamortized debt issuance costs in connection with our old credit facility.

(2)	Please see Note 1 to our consolidated financial statements for an explanation of the calculations of our basic and diluted net income per share of common stock.

	As of December 31,
	2016	2015	2014	2013	2012
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$32,982	$71,182	$80,298	$81,909	$37,843
Total assets	185,078	244,656	262,829	257,260	211,745
Total debt	55,182	94,258	111,795	133,304	147,769
Total liabilities	98,833	150,800	171,657	183,026	187,672
Total stockholders’ equity	86,245	93,856	91,172	74,234	24,073
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

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Student Lending:
Department of Education	$21,949	$37,878	$53,211
Guaranty Agencies & Other	87,616	81,518	85,064
Total of Student Lending	109,565	119,396	138,275
Healthcare:
CMS RAC	5,733	12,490	29,173
Commercial	5,662	7,424	3,353
Total of Healthcare	11,395	19,914	32,526
Other	20,400	20,071	24,577
Total Revenues	$141,360	$159,381	$195,378
Student Lending
We derive the majority of our revenues from the recovery of student loans. These revenues are contract-based and consist primarily of contingency fees based on a specified percentage of the amount we enable our clients to recover. Our contingency fee percentage for a particular recovery depends on the type of recovery facilitated. Our clients in the student loan recovery market mainly consist of several of the largest guaranty agencies, or GAs. In addition, we have a long history of also providing recovery services to the Department of Education. However, in December 2016, the Department of Education awarded contracts for student loan recovery services to seven contractors and we were not a recipient of one of these contract awards. We, along with 19 other contractors who did not receive contract awards from the Department of Education, have filed protests with the GAO regarding the Department of Education’s award of these contracts. The outcome of our protest is pending, with a decision expected in April 2017.
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

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Student Lending Placement Volume:
Department of Education	$5,082	$1,549,595	$2,543,606
Guaranty Agencies and Other	3,168,840	3,765,049	4,135,797
Total Student Lending Placement Volume	$3,173,922	$5,314,644	$6,679,403
There are five potential outcomes to the student loan recovery process from which we generate revenues. These outcomes include: full repayment, recurring payments, rehabilitation, loan restructuring and wage garnishment. Of these five potential outcomes, our ability to rehabilitate defaulted student loans is the most significant component of our revenues in this market. Generally, a loan is considered successfully rehabilitated after the student loan borrower has made nine consecutive qualifying monthly payments and our client has notified us that it is recalling the loan. Once we have structured and implemented a repayment program for a defaulted borrower, we (i) earn a percentage of each periodic payment collected up to and including the final periodic payment prior to the loan being considered “rehabilitated” by our clients, and (ii) if the loan is “rehabilitated,” then we are paid a one-time percentage of the total amount of the remaining unpaid balance or in the case of our work for the Department of Education, a fixed fee of $1,710 for each rehabilitated loan. The fees we are paid vary by recovery outcome as well as by contract. For non-government-supported student loans we are generally only paid contingency fees on two outcomes: full repayment or recurring repayments. The table below describes our typical fee structure for each of these five outcomes.

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
For certain guaranty agency, or GA, clients, we have entered into Master Service Agreements, or MSAs. Under these agreements, clients provide their entire inventory of outsourced loans or receivables to us for recovery on an exclusive basis, rather than just a portion, as with traditional contracts that are split among various service providers. In certain circumstances, we engage subcontractors to assist in the recovery of a portion of the client’s portfolio. We also receive success fees for the recovery of loans under MSAs and our revenues under MSA arrangements include fees earned by the activities of our subcontractors. As of December 31, 2016, we had three MSA clients in the student loan market.
In October 2014, the Department of Education announced a change in the structure for the payment of fees to recovery contractors upon rehabilitation of student loans under the existing recovery contract.  The new fee structure provides for a fixed fee of $1,710 for each loan that is rehabilitated.  Previously, the fee had been based on a percentage of the principal amount of the rehabilitated loan.  The change to the fee structure became effective for student loans that were rehabilitated on or following July 1, 2015.
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

As a result of the fee reductions from the Department of Education and the GAs discussed above, our revenues from student lending in 2015 were approximately 14% lower than in 2014. Our revenues from student lending were approximately 8% lower in 2016 compared to 2015 as a result of the expiration of our contract with the Department of Education in April 2015 and because the revenues associated with placements received prior to such contract expiration have been tailing off as we have worked through this inventory. Revenues from the Department of Education fell by approximately 42% in 2016, although this decrease was partially offset by an approximately 7% increase in revenues from GAs and other student lending clients.
Healthcare
We derive revenues from the healthcare market primarily from our RAC contracts, under which we are responsible for detecting improperly paid Part A and Part B Medicare claims. Revenues earned under the RAC contracts are driven by the identification of improperly paid Medicare claims through both automated and manual review of such claims. We are paid contingency fees by CMS based on a percentage of the dollar amount of claims recovered by CMS as a result of our efforts. We recognize revenue when the provider pays CMS or incurs an offset against future Medicare claims. The revenues we recognize are net of our estimate of claims that will be overturned by appeal following payment by the provider.
Our first RAC contract was wound down and then terminated in 2016 in connection with CMS's plan to award new contracts. On October 26, 2016, CMS awarded new RAC contracts and we received RAC contracts for audit Regions 1 and 5. The RAC contract award for Region 1 allows us to continue our audit of payments under Medicare’s Part A and Part B for all provider types other than DMEPOS and home health and hospice within an 11 state region in the Northeast and Midwest. The Region 5 RAC contract provides for the post-payment review of DMEPOS and home health and hospice claims nationally. While the new RAC contracts have been awarded, the Company does not expect audit and recovery services under the new contracts to begin before April 2017. There is also uncertainty regarding the scope of audit that will be permitted by CMS under the new RAC contracts. In connection with the wind down of our first RAC contract, CMS adopted a series of contract transition procedures and other restrictions, beginning in 2013, that limited the types of claims we are permitted to audit and our ability to request medical records for audit and CMS suspended our ability to perform any audit services for certain periods of time, thus materially adversely affecting our revenues under that contract. In May 2016, CMS announced that the recovery audit contractors would not be able to request documents from providers for audit after May 16, 2016 and would not be able to submit claims for improper payments after July 29, 2016, effectively terminating additional revenue generating activity under our first RAC contract. Revenues for the year ended December 31, 2016 from our first RAC contract were $5.7 million, compared with $12.5 million for 2015 and $29.2 million in 2014. We do not expect to recognize significant revenues from the newly awarded RAC contracts for four to six months after we are permitted to begin performing recovery services under the new RAC contracts. Accordingly, the currently expected start date of April 2017 for the new RAC contracts means that these new contracts will not have a significant impact on 2017 revenues, although we will incur related start-up expenses in 2017.
In connection with our first RAC contract, CMS announced a settlement offer to pay hospitals 68% of what they have billed Medicare to settle a backlog of pending appeals challenging Medicare's denials of reimbursement for certain types of short-term care. The implication of this settlement offer related to claims for which fees have already been paid to recovery auditors under existing RAC contracts is unclear at this time, but we may be obligated to repay certain amounts that we previously received from CMS depending on the final terms of any such settlement. We accrue an estimated liability for appeals based on the amount of commissions received which are subject to appeal and which we estimate are probable of being returned to providers following successful appeal.  The $19.0 million balance as of December 31, 2016, represents our best estimate of the probable amount of we may be required to refund related to appeals of claims for which commissions were previously collected. We estimate that it is reasonably possible that we could be required to pay an additional amount up to approximately $5.4 million as a result of potentially successful appeals in excess of the amount we accrued as of December 31, 2016.
In connection with the award of our first RAC contract, we outsourced certain aspects of our healthcare recovery process to three different subcontractors. Two of these subcontractors provided a specific service to us in connection with our claims recovery process, with the third subcontractor, whose services were terminated in December 2016, formerly providing all of the audit and recovery services for claims within a portion of our region. We recognize all of the revenues generated by the claims recovered through our subcontractor relationships, and we recognize the fees that we pay to these subcontractors in our expenses.
For our commercial healthcare business, our business strategy is focused on utilizing our technology-enabled services platform to provide audit, recovery and analytical services for private healthcare payors. We have entered into contracts with several private payors, although these contracts are in the early stage of implementation. Revenues from our commercial healthcare clients were $5.7 million for 2016, compared to revenues of $7.4 million that we earned from our commercial healthcare clients in 2015.

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
Contingency Fees
Our revenues consist primarily of contract-based contingency fees. The contingency fee percentages that we earn are set by our clients or agreed upon during the bid process, and may change from time to time either under the terms of existing contracts or pursuant to the terms of contract renewals. For example, the fees that we earned under our contractual arrangement with the Department of Education were subject to unilateral change by the Department of Education as a result of the Department of Education’s decision to have its recovery vendors promote IBR to defaulted student loans. In connection with the implementation of the IBR program, the Department of Education reduced the contingency fee rate that we receive for rehabilitating student loans by approximately 13% effective March 1, 2013.
Further, the Department of Education changed its fee structure to a fixed recovery fee of $1,710 for each rehabilitated loan, effective as of July 1, 2015. The fixed recovery fee is payable for each loan that is rehabilitated and replaced a recovery fee structure that historically had been based on a percentage of the balance of the rehabilitated loan.
Regulatory Matters
Each of the markets which we serve is highly regulated. Accordingly, changes in regulations that affect the types of loans, receivables and claims that we are able to service or the manner in which any such delinquent loans, receivables and claims can be recovered will affect our revenues and results of operations. For example, the passage of the Student Aid and Fiscal Responsibility Act, or SAFRA, in 2010 had the effect of transferring the origination of all government-supported student loans to the Department of Education, thereby ending all student loan originations guaranteed by the GAs. Loans guaranteed by the GAs represented approximately 70% of government-supported student loans originated in 2009. While the GAs will continue to service existing outstanding student loans for years to come, this legislation will over time shift the portfolio of defaulted student loans toward the Department of Education for which we are no longer a contractor (subject to our pending protest). In addition, our entry into the healthcare market was facilitated by passage of the Tax Relief and Health Care Act of 2006, which mandated CMS to contract with private firms to audit Medicare claims in an effort to increase the recovery of improper Medicare payments. Any changes to the regulations that affect the student loan industry or the recovery of defaulted student loans or the Medicare program generally or the audit and recovery of Medicare claims could have a significant impact on our revenues and results of operations.
Client Retention
Our revenues from the student loan market depend on our ability to maintain our contracts with some of the largest providers of student loans. In 2016 and 2015, three providers of student loans each accounted for more than 10% of our revenues and they collectively accounted for 55% of our total revenues in each year. Our contract with the Department of Education, which generated 16% of our revenues in 2016, expired in April 2015 and we were not selected as a vendor on the new contract announced in December 2016. If we are not successful in obtaining a new contract as a result of a pending appeal, the absence of a contract with the Department of Education will have a material adverse effect on our financial condition and results of operations in 2017 and beyond. Our contracts with our other large clients entitle them to unilaterally terminate their contractual relationship with us at any time without penalty. If we lose one of our other significant clients, including if one of our significant clients is consolidated by an entity that does not use our services, if the terms of compensation for our services change or if there is a reduction in the level of placements provided by any of these clients, our revenues could decline.
The award of our two new RAC contracts in October 2016 has removed the uncertainty related to the retention of our relationship with CMS, although the start date for work under these contracts and the scope of our permitted audit activity remain uncertain. We do not expect to recognize significant revenue under our newly awarded RAC contracts for four to six months after we are permitted to begin performing recovery services under the new RAC contracts which we expect will commence in April 2017.
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
Revenue Recognition
The majority of our contracts are contingency fee based. We recognize revenues on these contingency fee based contracts when third-party payors remit payments to our clients or remit payments to us on behalf of our clients, and, consequently, the contingency is deemed to have been satisfied. Under our RAC contracts with CMS, we recognize revenues when the healthcare provider has paid CMS for a claim or has agreed to an offset against other claims by the provider. Healthcare providers have the right to appeal a claim and may pursue additional level of appeals if the initial appeal is found in favor of CMS. We accrue an estimated liability for appeals at the time revenue is recognized based on our estimate of the amount of revenue probable of being returned to CMS following successful appeal based on historical data and other trends relating to such appeals. In addition, if our estimate of liability for appeals with respect to revenues recognized during a prior period changes, we increase or decrease the estimated liability for appeals in the current period.

This estimated liability for appeals is an offset to revenues on our income statement. Resolution of appeals can take a very long time to resolve and there is a significant backlog in the system for resolving appeals, as over the course of our existing RAC contract, healthcare providers have increased their pursuit of appeals beyond the first and second levels of appeal to the third level of appeal, where cases are heard by administrative law judges, or ALJs. In our experience, decisions at the third level of appeal are the least favorable as ALJs exercise greater discretion and there is less predictability in the ALJ decisions as compared to appeals at the first or second levels. This increase of ALJ appeals and backlog of claims at the third level of appeal is the primary reason our total estimated liability for appeals (consisting of the estimated liability for appeals plus the contra-accounts-receivable estimated allowance for appeals) has remained at a consistent level despite decreasing revenue from CMS. The balance of the estimated liability for appeals remained at $19.0 million as of December 31, 2016 primarily due to new accruals for the audits we performed in 2015 for which ALJ appeals are anticipated. In addition to the $19.0 million related to the RAC contract with CMS, the Company has accrued $0.3 million of additional estimated liability for appeals related to other healthcare contracts. The total accrued liability for appeals is therefore $19.3 million at December 31, 2016.
The $19.3 million balance as of December 31, 2016, represents our best estimate of the probable amount of losses related to appeals of claims for which commissions were previously collected. We estimate that it is reasonably possible that we could be required to pay up to an additional approximately $5.4 million as a result of potentially successful appeals. To the extent that required payments by us related to successful appeals exceed the amount accrued, revenues in the applicable period would be reduced by the amount of the excess.
In May 2014, the Financial Accounting Standards Board (“FASB”) issued an ASU that amends the FASB ASC by creating a new Topic 606, Revenue from Contracts with Customers. The new guidance will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance on revenue recognition throughout the Industry Topics of the Codification. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply a five step model for recognizing and measuring revenue from contracts with customers. In addition, an entity should disclose sufficient qualitative and quantitative information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The new revenue recognition guidance, including subsequent amendments, is effective for annual reporting periods beginning on or after December 15, 2017, including interim periods within that reporting period, with the option to early adopt the standard for annual periods beginning on or after December 15, 2016.
We are currently in the process of its initial assessment to evaluate the impact from the adoption of this guidance on its consolidated financial statements. As part of this process, we are considering our major revenue streams and evaluating our significant contracts therein for potential changes in the amounts and timing of revenue recognition under the new guidance. Based on the work performed to date, we have determined that the following areas are of primary focus: consideration of termination rights and resulting impact on the duration of a contract, applicability of treatment as variable consideration for certain incentive payments, ability to use the ‘right to invoice’ practical expedient for measuring satisfaction of a performance obligation, and potential deferral of certain costs to obtain a contract. We expect to have our preliminary evaluation, including the selection of an adoption method, completed by the first half of 2017. We expect to adopt the new revenue recognition guidance in the first quarter of 2018.
Goodwill
We periodically review the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether an impairment may exist. GAAP requires that goodwill and certain intangible assets not subject to amortization be assessed annually for impairment using fair value measurement techniques.
We assess goodwill for impairment on an annual basis as of November 30 of each year or more frequently if an event occurs or changes in circumstances would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If we can support the conclusion that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then we would not need to perform the two-step impairment test. If we cannot support such a conclusion, or we do not elect to perform the qualitative assessment, then the first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. We performed a qualitative assessment of whether it is more likely than not that goodwill fair value is less than its carrying amount as of November 30, 2016, and concluded that there was no need to perform an impairment test. In December 2016, the Department of Education awarded contracts for student loan recovery services to seven contractors, and we were not selected to receive one of these contract awards. Based on this event, we performed a Step 1 impairment assessment as of December 31, 2016 and concluded that it was not necessary to perform a Step 2 impairment assessment. During 2015, we performed a Step 1 impairment assessment as of November 30, 2015 and concluded that it was not necessary to perform a Step 2 impairment assessment. We performed a qualitative assessment of whether it is more likely than not that goodwill fair value is less than its carrying amount for 2014 and concluded that there was no need to perform an impairment test.
Impairments of Depreciable Intangible Assets
The balance of depreciable intangible assets was $5.9 million as of December 31, 2016. We evaluate depreciable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Depreciable intangible assets consist of client contracts and related relationships, and are being amortized over their estimated useful life, which is generally 20 years. We evaluate the client contracts intangible at the individual contract level. The recoverability of such assets is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. For the year ended December 31, 2016, an impairment expense of $15.4 million was recognized relating to the Department of Education customer relationship and has been presented as a separate caption in the consolidated statements of operations. For the year ended December 31, 2015, an impairment expense of $0.2 million was recognized to account for the loss of a client and it has been included in other operating expenses in the consolidated statements of operations. There was no impairment expense for depreciable intangible assets in 2014.
Results of Operations
Year Ended December 31, 2016 compared to the Year Ended December 31, 2015
The following table represents our historical operating results for the periods presented:

	Year Ended December 31,
	2016	2015	$ Change	% Change
	(in thousands)
Consolidated Statements of Operations Data:
Revenues	$141,360	$159,381	$(18,021)	(11)%
Operating expenses:
Salaries and benefits	78,863	88,077	(9,214)	(10)%
Other operating expense	54,985	64,360	(9,375)	(15)%
Impairment of customer relationship	15,438	236	15,202	6,442%
Total operating expenses	149,286	152,673	(3,387)	(2)%
Income (loss) from operations	(7,926)	6,708	(14,634)	(218)%
Interest expense	(7,897)	(8,889)	992	(11)%
Interest income	—	—	—	—%
Loss before benefit from income taxes	(15,823)	(2,181)	(13,642)	(625)%
Benefit from income taxes	(4,370)	(386)	(3,984)	(1,032)%
Net Loss	$(11,453)	$(1,795)	$(9,658)	(538)%

Revenues
Total revenues were $141.4 million for the year ended December 31, 2016, a decrease of $18.0 million or 11%, compared to total revenues of $159.4 million for the year ended December 31, 2015. The decrease is due to a decline in revenues in both our student lending and healthcare markets.
Student lending revenues were $109.6 million for the year ended December 31, 2016, representing a decrease of $9.8 million, or 8%, compared to the year ended December 31, 2015. This decrease was primarily a result of the reduction of revenues from the Department of Education due to the lack of placements of new student loans following the expiration of our contract in April 2015. This decrease was partially offset by an increase in revenue as a result of an increase in the number of borrowers that are participating in the rehabilitation programs with our Guaranty Agency clients.
Healthcare revenues were $11.4 million for the year ended December 31, 2016, representing a decrease of $8.5 million, or 43%, compared to the year ended December 31, 2015. This decrease was due primarily to reduced levels of permitted healthcare audit and recovery activities under our first CMS RAC contract during 2016 and an approximately $1.8 million reduction in revenues from commercial healthcare customers.
Salaries and Benefits
Salaries and benefits expense was $78.9 million for the year ended December 31, 2016, a decrease of $9.2 million, or 10%, compared to salaries and benefits expense of $88.1 million for the year ended December 31, 2015. The decrease in salaries and benefits expense was primarily due to a reduction in employee headcount during 2016 undertaken as a result of reduced business volumes.
Other Operating Expense
Other operating expense was $55.0 million for the year ended December 31, 2016, a decrease of $9.4 million, or 15%, compared to other operating expense of $64.4 million for the year ended December 31, 2015. The decrease in other operating expenses was primarily due to lower communication and postage expenses and lower outside services and collections costs resulting from the wind-down of our Department of Education contract and our first RAC contract, and approximately $3.3 million in transaction expenses associated with a proposed acquisition that did not occur in 2015.
Impairment of Customer Relationship
Impairment of customer relationship was $15.4 million for the year ended December 31, 2016, an increase of $15.2 million, compared to impairment of customer relationship of $0.2 million for the year ended December 31, 2015. The increase in the impairment of customer relationship was due to the write off of $15.4 million related to the Department of Education customer relationship intangible in 2016 after the Department of Education announced in December 2016 that we would not be a recipient of the new contract awards. We are currently protesting that contract award decision.
Income (Loss) from Operations
As a result of the factors described above, loss from operations was $7.9 million for the year ended December 31, 2016, compared to income from operations of $6.7 million for the year ended December 31, 2015, representing a decrease of $14.6 million, or 218%.
Interest Expense
Interest expense was $7.9 million for the year ended December 31, 2016 compared to $8.9 million for the year ended December 31, 2015, representing a decrease of 11%. Interest expense decreased due to repayments of principal under our credit agreement, resulting in a lower outstanding balance during 2016.
Income Taxes
The income tax benefit was $4.4 million for the year ended December 31, 2016 compared to an income tax benefit of $0.4 million for the year ended December 31, 2015. Our effective income tax rate increased to 28% for the year ended December 31, 2016 from 18% for the year ended December 31, 2015. The increase in the effective tax rate is primarily due to the increase in the 2016 net loss, as the net loss in 2015 was closer to breakeven, and the impact of permanent differences and state taxes was therefore reduced on a percentage basis by the larger loss in 2016, offset by the recorded valuation allowance in 2016.
Net Loss
As a result of the factors described above, net loss was $11.5 million for the year ended December 31, 2016, which represents an increase of $9.7 million compared to net loss of $1.8 million for the year ended December 31, 2015.

Year Ended December 31, 2015 compared to the Year Ended December 31, 2014
The following table presents our historical operating results for the periods presented:

	Year Ended December 31,
	2015	2014	$ Change	% Change
	(in thousands)
Consolidated Statements of Operations Data:
Revenues	$159,381	$195,378	$(35,997)	(18)%
Operating expenses:
Salaries and benefits	88,077	93,676	(5,599)	(6)%
Other operating expense	64,596	74,433	(9,837)	(13)%
Total operating expenses	152,673	168,109	(15,436)	(9)%
Income from operations	6,708	27,269	(20,561)	(75)%
Interest expense	(8,889)	(10,171)	1,282	(13)%
Interest income	—	1	(1)	(100)%
Income (loss) before provision for (benefit from) income taxes	(2,181)	17,099	(19,280)	(113)%
Provision for (benefit from) income taxes	(386)	7,699	(8,085)	(105)%
Net income (loss)	(1,795)	9,400	(11,195)	(119)%

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
Income Taxes
The income tax benefit was $0.4 million for the year ended December 31, 2015 compared to an income tax expense of $7.7 million for the year ended December 31, 2014, representing a decrease of 105%, consistent with the decrease in income before provision for income taxes. Our effective income tax rate decreased to 18% for the year ended December 31, 2015 from 45% for the year ended December 31, 2014. The decrease in the effective tax rate is primarily the result of the loss from operations incurred in 2015 compared to the income from operations in 2014 and the resulting impact of the state income tax expense accrued in 2015 related to state income tax expense accrued on income from operations that is taxed in separate state jurisdictions.
Net Income (loss)
As a result of the factors described above, net loss was $1.8 million for the year ended December 31, 2015, which represents a decrease of $11.2 million compared to net income of $9.4 million for the year ended December 31, 2014.
Liquidity and Capital Resources
Our principal sources of liquidity are cash on hand and cash flows from operations. Cash and cash equivalents, which excludes restricted cash, totaled $33.0 million as of December 31, 2016. Due to our operating cash flows and our existing cash and cash equivalents and our ability to restructure both our variable and fixed expenses, we believe that we have the ability to meet our working capital and capital expenditure needs through the fourth quarter of 2017 and up until the March 19, 2018 maturity date of all remaining balance outstanding on our existing credit facility.
The $38.2 million decrease in the balance of our cash and cash equivalents at December 31, 2016 compared with December 31, 2015 was primarily due to the principal repayments of $39.1 million on our long-term debt in 2016 as compared to similar repayments of $17.5 million in 2015 and a $7.5 million restricted cash deposit made in connection with an amendment to our credit agreement in 2016.
The following table presents information regarding our cash flows for the years ended December 31, 2016, 2015 and 2014:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Net cash provided by operating activities	$17,784	$16,171	$27,866
Net cash used in investing activities	(7,866)	(6,627)	(10,146)
Net cash used in financing activities	(48,139)	(18,691)	(19,331)
Cash flows from operating activities
Operating activities provided $17.8 million of cash during the year ended December 31, 2016, representing an increase of $1.6 million, compared to cash provided by operating activities of $16.2 million for the year ended December 31, 2015. Our net loss of $11.5 million in 2016 includes $15.4 million of non-cash customer-relationship impairment expense. Taking account of this non-cash expense, operating activities during 2016 provided cash at a level similar to 2015. Additional operating cash was provided by a reduction in trade receivables of $6.5 million. These items were partially offset by various working capital fluctuations such as an increase in our income tax receivable of $2.0 million and a decrease in net payable to client of $1.3 million.
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
Cash flows from investing activities
Investing activities resulted in cash outflow of $7.9 million during the year ended December 31, 2016 and was primarily for capital expenditures related to information technology, data storage, hardware, telecommunication systems and security enhancements to our proprietary software.
Investing activities resulted in cash outflow of $6.6 million during the year ended December 31, 2015. The primary uses of cash associated with investing activities were $7.9 million for capital expenditures related to information technology, data storage, hardware, furniture and equipment and security enhancements to our proprietary software, which was offset by proceeds from a sale of land for $1.3 million.
We used $10.1 million of cash in investment activities for the purchase of property, equipment and leasehold improvements during 2014, primarily for investments in information technology, data storage, hardware, telecommunication systems and security enhancements to our proprietary software.
Cash flows from financing activities
Cash used in financing activities of $48.1 million during the year ended December 31, 2016 was primarily due to the repayment of principal on outstanding debt and other contractual obligations of $39.1 million, a $7.5 million restricted cash deposit made in connection with an amendment to our credit agreement and $1.2 million in debt issuance costs for amendments to our credit agreement.
Cash used in financing activities of $18.7 million during the year ended December 31, 2015 was primarily due to the repayment of principal on outstanding debt and other contractual obligations of $18.7 million.
Cash used in financing activities of $19.3 million during the year ended December 31, 2014 was primarily due to the repayment of principal on outstanding debt and other contractual obligations of $22.5 million. This was partially offset by an income tax benefit of $3.2 million associated with the exercise of employee stock options, and $0.6 million in proceeds received from the exercise of employee stock options.
Restricted Cash
As of December 31, 2016, restricted cash included in current assets on our consolidated balance sheet was $7.5 million. On February 19, 2016, the Company deposited $7.5 million into a segregated deposit account in connection with the Fourth Amendment to our credit agreement. The cash in this segregated deposit account is restricted because it is subject to the exclusive control of the Agent.
Estimated liability for appeals and Net payable to client
The December 31, 2016 balances of $19.3 million and $13.1 million for the Estimated liability for appeals and the Net payable to client, respectively, represent obligations that we expect to pay in the near term, although it is difficult to predict the precise timing of the associated cash outflows as they are dependent on the processing and resolution of audit appeals.
Long-term Debt
On March 19, 2012, we, through our wholly owned subsidiary, entered into a $147.5 million credit agreement, as amended and restated, with Madison Capital Funding LLC as administrative agent, ING Capital LLC as syndication agent, and other lenders party thereto. The senior credit facility consists of (i) a $57.0 million Term A loan that matures in March 2017, (ii) a $79.5 million Term B loan that matures in March 2018, and (iii) a $11.0 million revolving credit facility that expires in March 2017. As of December 31, 2016, the outstanding loan balance, under our credit agreement, including the current portion was $55.2 million, consisting of $3.2 million under the Term A loan and $52.0 million under the Term B loan. On each of

November 4, 2014, January 28, 2015, February 19, 2016, July 26, 2016, and October 27, 2016, we further amended the credit agreement to modify a number of existing covenants and add certain new covenants.
All borrowings under the credit agreement bear interest at a rate per annum equal to an applicable margin plus, at our option, either (i) a base rate determined by reference to the highest of (a) the prime rate published in the Wall Street Journal or another national publication, (b) the federal funds rate plus 0.5%, (c) the sum of (A) the 1-month LIBOR rate and (B) the difference between the then effective applicable margins for LIBOR loans and base rate loans and (d) 2.5% or (ii) a LIBOR rate determined by reference to the highest of (a) a LIBOR rate published in Reuters or another national publication and (b) 1.5%. The Term A loan and the revolving credit facility have an applicable margin of 5.75% for base rate loans and 6.75% for LIBOR rate loans, in each case based on a total debt to EBITDA ratio of less than 4.75 to 1.00. The Term B loan (including the incremental Term B loan) has an applicable margin of 6.25% for base rate loans and 7.25% for LIBOR rate loans. Interest is due at the end of each month for base rate loans and at the end of each LIBOR period for LIBOR rate loans unless the LIBOR period is greater than 3 months, in which case interest is due at the last day of each 3-month interval of such LIBOR period.
The credit agreement requires us to prepay the two term loans on a prorated basis and then to prepay the revolving credit facility under certain circumstances: (i) with 100% of the net cash proceeds of any asset sale or other disposition of assets by us or our subsidiaries where the net cash proceeds exceed $1 million and (ii) with a percentage of our annual excess cash flow each year where such percentage ranges from 25%-75% depending on our total debt to EBITDA ratio reduced by any voluntary prepayments that are made on our term loans during the same period, unless we elect to apply voluntary prepayments in the inverse order of maturity, in which case only voluntary prepayments in excess of $10 million shall reduce the amount of excess cash flow we are required to prepay. With respect to (ii) above, in May 2015 and May 2014, the Company made payments of $7.0 million and $11.5 million, respectively, to the lenders. In addition, the Company made a prepayment of $1.3 million to the lenders in July 2015 with proceeds from a sale of land in San Angelo, TX.
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
The credit agreement also requires us to meet certain financial covenants, including maintaining (i) a fixed charge coverage ratio, (ii) a total debt to EBITDA ratio, (iii) an interest coverage ratio, (iv) a minimum EBITDA amount,(v) a minimum required adjusted cash amount, and (vi) maximum capital expenditures, as such terms are defined in our credit agreement. These financial covenants are tested at the end of each year, quarter or month, as applicable. The table below further describes these financial covenants, as well as our current status under these covenants as of December 31, 2016.

Financial Covenant	Covenant Requirement	Actual Ratio at December 31, 2016
Fixed charge coverage ratio (minimum)[1]	N/A	N/A
Total debt to EBITDA ratio (maximum)[2]	4.75 to 1.0	1.79
Interest coverage ratio (minimum)[3]	2.0 to 1.0	4.34
EBITDA (minimum)[4]	$20,000,000	N/A
Required Adjusted Cash Amount (minimum)[5]	$10,000,000	N/A
Capital Expenditures[6]	$8,000,000	$7,866,000

________
(1) The fixed charge coverage ratio will no longer apply to any future computation periods.
(2) The total debt to EBITDA ratio will apply to computation periods ending December 31, 2017.
(3) The interest coverage ratio will apply to computation periods ending December 31, 2017.
(4) This requirement was effective through June 30, 2016.
(5) This requirement was effective through September 30, 2016.
(6) This requirement is an annual limitation and adjusted to $8,000,000 for the years ending December 31, 2016 and December 31, 2017.
Pursuant to the Fourth, Fifth and Sixth amendments to our credit agreement dated February 19, 2016, July 27, 2016 and October 27, 2016, respectively, our financial covenants were modified as follows:

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
Our obligation to apply, on an annual basis, a percentage, which may fluctuate between 25% and 75% (determined based upon the Company’s total debt to EBITDA ratio), of our annual excess cash flow as a mandatory prepayment of the loans under the Credit Agreement has also been modified. Pursuant to the Fifth Amendment, we are required to apply 75% of our excess cash flow each quarter as a mandatory prepayment of the loans under the Credit Agreement. In addition, without the consent of the Agent and lenders holding more than 50% of the revolving loan commitments under the Credit Agreement, we are no longer permitted to request revolving loans; however, this will not affect our ability to utilize the letter of credit sub-facility under the Credit Agreement.
In connection with the Fourth amendment, we voluntarily prepaid $22.5 million under the credit agreement, which was applied ratably to the Term A loan and the Term B loan. In addition, we deposited $7.5 million into a deposit account which is subject to the exclusive control of the Agent. These funds will be remitted to the Agent for application to the term loans or other obligations, as applicable, under the credit agreement on the earlier to occur of (i) March 10, 2017 (or such later date not more than thirty (30) days thereafter as may be agreed by Agent in its sole discretion) and (ii) the occurrence and continuation of an event of default; however, all or a portion of these funds may also be returned to us if the Agent and the requisite lenders under the credit agreement elect otherwise in their sole discretion. In connection with the most recent amendment, we voluntarily prepaid $7.5 million under the credit agreement, which was applied ratably to the Term A loan and the Term B loan.
As of December 31, 2016, we had outstanding indebtedness under our credit agreement in the principal amount of $55.2 million, of which $3.2 million matures on March 19, 2017 and $52.0 million matures on March 19, 2018.  Our existing cash resources and cash flows expected from operations over the next twelve months are not expected to be sufficient for us to pay the principal amount that will be due on March 19, 2018, although our current financial projections show that we will be able to maintain compliance with our debt covenants and make all scheduled debt service payments prior to that time, including payment of the portion of our indebtedness maturing in March 2017.  Accordingly, we expect that it will be necessary to refinance our indebtedness due in March 2018 prior to maturity or restructure or obtain modifications to the terms of that indebtedness from our lenders.  There is no assurance that new financing will be available to us in amounts sufficient to refinance this indebtedness or that any financing will be available on reasonable terms.  Further, any new financing may result in a potentially dilutive issuance of equity securities or the issuance of new debt at higher interest rates and require us to comply with more restrictive covenants.  In the absence of new financing, there is no assurance that our existing lenders will agree to restructure or modify the terms of our existing indebtedness on or before the March 2018 maturity date.  Our ability to refinance or restructure our indebtedness will depend on the financial condition and results of operations of our business, which have suffered in recent periods as further described in the Risk Factors, and will also depend on factors completely outside of our control such as the condition of the capital markets at the time of any potential financing. If we cannot make scheduled payments on our debt, we will be in default and, as a result, our lenders could declare all outstanding principal and interest to be due and payable, and our lenders could foreclose against the assets securing our borrowings and we could be forced into bankruptcy or liquidation.
Contractual Obligations
The following summarizes our contractual obligations as of December 31, 2016:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-Term Debt Obligations	$55,182	$11,032	$44,150	$—	$—
Interest Payments	4,887	4,061	826	—	—
Operating Lease Obligations	4,841	1,800	1,880	1,161	—
Purchase Obligations	3,627	3,427	200	—	—
Total	$68,537	$20,320	$47,056	$1,161	$—

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
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
The following tables present a reconciliation of adjusted EBITDA and adjusted net income for the years ended December 31, 2016, 2015 and 2014 to actual net income for these periods:

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net income (loss)	$(11,453)	$(1,795)	$9,400
Provision for (benefit from) income taxes	(4,370)	(386)	7,699
Gain on sale of land (6)	—	(636)	—
Interest expense	7,897	8,889	10,171
Interest income	—	—	(1)
Transaction expenses (1)	—	3,270	1,276
Restructuring and other expenses (4)	329	1,079	—
Depreciation and amortization	13,380	13,132	12,450
Impairment of customer relationship (7)	15,438	236	—
Stock based compensation	4,713	5,009	3,707
Adjusted EBITDA	$25,934	$28,798	$44,702

	Year Ended December 31,
	2016	2015	2014
	(in thousands)
Reconciliation of Adjusted Net Income:
Net income (loss)	$(11,453)	$(1,795)	$9,400
Gain on sale of land (6)	—	(636)	—
Transaction expenses (1)	—	3,270	1,276
Stock based compensation	4,713	5,009	3,707
Amortization of intangibles (2)	3,736	3,790	3,737
Impairment of customer relationship (7)	15,438	236	—
Deferred financing amortization costs (3)	1,732	1,191	1,055
Restructuring and other expenses (4)	329	1,079	—
Tax adjustments (5)	(10,379)	(5,576)	(3,910)
Adjusted Net Income (Loss)	$4,116	$6,568	$15,265

(1)	Represents direct and incremental costs associated with expenses incurred in 2015 for a potential acquisition and related financing.

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
(7) Represents impairment expense was recognized relating to the Department of Education customer relationship in 2016 and account for the loss of a client in 2015.
Recent Accounting Pronouncements
See "Recent Accounting Pronouncements" in Note 1(v) of the Consolidated Financial Statements included in Part IV - Item 15 of this report.
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
ITEM 8. Financial Statements and Supplementary Data
Our consolidated financial statements and notes thereto and the report of KPMG LLP are set forth in the Index to Financial Statements under Item 15, Exhibits, Financial Statement Schedules, and is incorporated herein by reference.
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
Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of the fiscal year covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were functioning effectively at the reasonable assurance level as of December 31, 2016.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with United States Generally Accepted Accounting Principles (“US GAAP”). Under the supervision of, and with the participation of our Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of internal control over financial reporting as of December 31, 2016. The criteria established in “Internal Control Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) were updated in May 2013, when COSO issued an updated framework (the "2013 COSO Framework"). Management based its assessment on the criteria established in the 2013 COSO Framework. Based on this evaluation, management concluded that its internal control over financial reporting was effective as of December 31, 2016.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the year ended December 31, 2016, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than those noted above.
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
PART IV
ITEM 15. Exhibits, Financial Statement Schedules
(a) Financial Statements
(1) Financial Statements. The financial statements filed as part of this report are identified in the Index to Consolidated Financial Statements on page F-1.
(2) Financial Statement Schedules. See Item 15(c) below.
(3) Exhibits. See Item 15(b) below.

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

10.16
Amendment No. 1 to Credit Agreement dated as of March 19, 2012, by and among DCS Business Services, Inc., the Lenders party thereto, Madison Capital Funding LLC,and ING Capital (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed March 13, 2015)

10.17
Amendment No. 2 Credit Agreement, dated as of November 4 2014, by and among Performant Business Services, Inc., the Lenders party thereto, and Madison Capital Funding LLC. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed November 10, 2014)

10.18
Amendment No. 4 to Credit Agreement, dated as of February 19, 2016, by and among Performant Business Services, Inc., the Lenders party hereto, and Madison Capital Funding LLC.(incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 25, 2016)

10.19
Amendment No. 5 to Credit Agreement, dated as of July 26, 2016, by and among Performant Business Services, Inc., the Lenders party hereto, and Madison Capital Funding LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 1, 2016)

10.20
Amendment No. 6 to Credit Agreement, dated as of October 27, 2016, by and among Performant Business Services, Inc., the Lenders party hereto, and Madison Capital Funding LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 31, 2016)

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
*Filed herewith
Schedules not listed above have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes hereto.
ITEM 16. Form 10-K Summary
Not applicable

Index to Consolidated Financial Statements

Page
Consolidated Financial Statements of Performant Financial Corporation and Subsidiaries as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015 and 2014

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations	F-4

Consolidated Statements of Comprehensive Income (Loss)	F-5
Consolidated Statements of Changes in Stockholders' Equity	F-6

Consolidated Statements of Cash Flows	F-7

Notes to Consolidated Financial Statements	F-8

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Performant Financial Corporation:
We have audited the accompanying consolidated balance sheets of Performant Financial Corporation and subsidiaries as of December 31, 2016 and 2015 and the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and the related Schedule II for the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements and Schedule II referred to above present fairly, in all material respects, the financial position of Performant Financial Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP
San Francisco, California
March 13, 2017

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except per share amounts)

Assets	December 31, 2016	December 31, 2015
Current assets:
Cash and cash equivalents	$32,982	$71,182
Restricted cash	7,502	—
Trade accounts receivable, net of allowance for doubtful accounts of $224 and $386, respectively	11,484	17,965
Deferred income taxes	5,331	7,170
Prepaid expenses and other current assets	12,686	12,933
Income tax receivable	2,027	—
Total current assets	72,012	109,250
Property, equipment, and leasehold improvements, net	23,735	25,515
Identifiable intangible assets, net	5,895	25,074
Goodwill	82,522	82,522
Other assets	914	179
Total assets	$185,078	$242,540
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of notes payable, net of unamortized debt issuance costs of $1,294 and $1,078, respectively	$9,738	$7,998
Accrued salaries and benefits	4,315	4,761
Accounts payable	628	929
Other current liabilities	4,409	5,615
Income taxes payable	—	895
Estimated liability for appeals	19,305	19,118
Net payable to client	13,074	14,400
Total current liabilities	51,469	53,716
Notes payable, net of current portion and unamortized debt issuance costs of $272 and $1,038, respectively	43,878	84,144
Deferred income taxes	1,130	8,818
Other liabilities	2,356	2,006
Total liabilities	98,833	148,684
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized, 500,000 shares at December 31, 2016 and 2015, respectively; issued and outstanding, 50,234 and 49,479 shares at December 31, 2016 and 2015, respectively	5	5
Additional paid-in capital	65,650	61,808
Retained earnings	20,590	32,043
Total stockholders’ equity	86,245	93,856
Total liabilities and stockholders’ equity	$185,078	$242,540
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)

	For the Years Ended December 31,
	2016	2015	2014
Revenues	$141,360	$159,381	$195,378
Operating expenses:
Salaries and benefits	78,863	88,077	93,676
Other operating expenses	54,985	64,360	74,433
Impairment of customer relationship	15,438	236	—
Total operating expenses	149,286	152,673	168,109
Income (loss) from operations	(7,926)	6,708	27,269
Interest expense	(7,897)	(8,889)	(10,171)
Interest income	—	—	1
Income (loss) before provision for (benefit from) income taxes	(15,823)	(2,181)	17,099
Provision for (benefit from) income taxes	(4,370)	(386)	7,699
Net income (loss)	$(11,453)	$(1,795)	$9,400

Net income per share attributable to common shareholders (see Note 1)
Basic	$(0.23)	$(0.04)	$0.19
Diluted	$(0.23)	$(0.04)	$0.19
Weighted average shares (see Note 1)
Basic	50,038	49,415	48,816
Diluted	50,038	49,415	49,834
 See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	For the Years Ended December 31,
	2016	2015	2014
Net income (loss)	$(11,453)	$(1,795)	$9,400
Other comprehensive income:
Foreign currency translation adjustment	21	31	—
Comprehensive income (loss)	$(11,432)	$(1,764)	$9,400
 See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2016, 2015 and 2014
(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Total
	Shares	Amount
Balance, December 31, 2013	48,316	$5	$49,791	$24,438	$74,234
Exercise of stock options	1,034	—	610	—	610
Stock-based compensation expense	—	—	3,707	—	3,707
Income tax benefit from employee stock options	—	—	3,221	—	3,221
Net income	—	—	—	9,400	9,400
Balance, December 31, 2014	49,350	5	57,329	33,838	91,172
Common stock issued under stock plans, net of shares withheld for employee taxes	129	—	(54)	—	(54)
Stock-based compensation expense	—	—	5,009	—	5,009
Income tax (shortfall) from employee stock awards	—	—	(507)	—	(507)
Other comprehensive income	—	—	31	—	31
Net loss	—	—	—	(1,795)	(1,795)
Balance, December 31, 2015	49,479	5	61,808	32,043	93,856
Common stock issued under stock plans, net of shares withheld for employee taxes	755	—	71	—	71
Stock-based compensation expense	—	—	4,713	—	4,713
Income tax (shortfall) from employee stock awards	—	—	(963)	—	(963)
Other comprehensive income	—	—	21	—	21
Net loss	—	—	—	(11,453)	(11,453)
Balance, December 31, 2016	50,234	$5	$65,650	$20,590	$86,245
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$(11,453)	$(1,795)	$9,400
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
(Gain) loss on disposal of assets	12	(585)	33
Depreciation, amortization, and impairment of customer relationship	28,818	13,368	12,450
Deferred income taxes	(6,912)	(2,943)	(1,703)
Stock-based compensation	4,713	5,009	3,707
Interest expense from debt issuance costs and amortization of discount note payable	1,264	1,242	1,177
Write-off of unamortized debt issuance costs	468	—	—
Changes in operating assets and liabilities:
Trade accounts receivable	6,481	(2,918)	4,602
Prepaid expenses and other current assets	247	(374)	(8,159)
Income tax receivable	(2,027)	4,394	(4,394)
Other assets	(740)	174	57
Accrued salaries and benefits	(446)	(619)	(6,446)
Accounts payable	(301)	(441)	(1,013)
Other current liabilities	(656)	(1,766)	1,873
Income taxes payable	(895)	895	(103)
Estimated liability for appeals	187	493	3,342
Net payable to client	(1,326)	2,290	12,110
Other liabilities	350	(253)	933
Net cash provided by operating activities	17,784	16,171	27,866
Cash flows from investing activities:
Proceeds from sale of property, equipment, and leasehold improvements	—	1,268	—
Purchase of property, equipment, and leasehold improvements	(7,866)	(7,895)	(10,146)
Net cash used in investing activities	(7,866)	(6,627)	(10,146)
Cash flows from financing activities:
Repayment of notes payable	(39,076)	(17,537)	(21,509)
Restricted cash for repayment of notes payable	(7,502)	—	—
Debt issuance costs paid	(1,181)	—	(653)
Taxes paid related to net share settlement of stock awards	(266)	(90)	—
Proceeds from exercise of stock options	337	37	610
Income tax benefit from employee stock awards	103	22	3,221
Payment of purchase obligation	(554)	(1,123)	(1,000)
Net cash used in financing activities	(48,139)	(18,691)	(19,331)
Effect of foreign currency exchange rate changes on cash	21	31	—
Net decrease in cash and cash equivalents	(38,200)	(9,116)	(1,611)
Cash and cash equivalents at beginning of year	71,182	80,298	81,909
Cash and cash equivalents at end of year	$32,982	$71,182	$80,298
Supplemental disclosures of cash flow information:
Cash paid (received) for income taxes	$5,273	$(2,726)	$10,185
Cash paid for interest	$6,156	$7,650	$8,978
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements
For the Years Ended December 31, 2016, 2015 and 2014

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
The accompanying consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles, or U.S. GAAP. The Company consolidates entities in which it has controlling financial interest, and as of December 31, 2016, all of the Company’s subsidiaries are 100% owned. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified for consistency with the current period presentation.

(c)	Use of Estimates in the Preparation of Consolidated Financial Statements
The preparation of the consolidated financial statements in conformity with U.S. GAAP, requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, primarily accounts receivable, intangible assets, goodwill, estimated liability for appeals, other liabilities, deferred income taxes and income tax expense, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Our actual results could differ from those estimates.

(d)	Liquidity
As of December 31, 2016, we had outstanding indebtedness under our credit agreement in the principal amount of $55.2 million, of which $3.2 million matures on March 19, 2017 and $52.0 million matures on March 19, 2018.  Our existing cash resources and cash flows expected from operations over the next twelve months are not expected to be sufficient for us to pay the principal amount that will be due on March 19, 2018, although our current financial projections show that we will be able to maintain compliance with our debt covenants and make all scheduled debt service payments prior to that time, including payment of the portion of our indebtedness maturing in March 2017.  Accordingly, we expect that it will be necessary to refinance our indebtedness due in March 2018 prior to maturity or restructure or obtain modifications to the terms of that indebtedness from our lenders.  There is no assurance that new financing will be available to us in amounts sufficient to refinance this indebtedness or that any financing will be available on reasonable terms.  Further, any new financing may result in a potentially dilutive issuance of equity securities or the issuance of new debt at higher interest rates and require us to comply with more restrictive covenants.  In the absence of new financing, there is no assurance that our existing lenders will agree to restructure or modify the terms of our existing indebtedness on or before the March 2018 maturity date.  Our ability to refinance or restructure our indebtedness will depend on the financial condition and results of operations of our business, which have suffered in recent periods, and will also depend on factors completely outside of our control such as the condition of the capital markets at the time of any potential financing. If we cannot make scheduled payments on our debt, we will be in default and, as a result, our lenders could declare all outstanding principal and interest to be due and payable, and our lenders could foreclose against the assets securing our borrowings and we could be forced into bankruptcy or liquidation.

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

(f)	Restricted Cash
At December 31, 2016, restricted cash included in current assets on our consolidated balance sheet was $7.5 million. In February 2016, the Company deposited $7.5 million into a segregated deposit account in connection with the Fourth Amendment to our credit agreement. The cash in this segregated deposit account is restricted because it is subject to the exclusive control of the administrative agent as set forth in our credit agreement.

(g)	Hosted Service Installation and Implementation Deliverables
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

(h)	Property, Equipment, and Leasehold Improvements
Property, equipment, and leasehold improvements are stated at cost, net of accumulated depreciation. Furniture and equipment are depreciated using the straight-line method over estimated useful lives ranging from 7 to 5 years. Buildings are depreciated using the straight-line method over 31.5 years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated life of the asset or the remaining term of the lease. Computer software and computer hardware are depreciated using the straight-line method over 3 years and 5 years, respectively.
Maintenance and repairs are charged to expense as incurred. Improvements that extend the useful lives of assets are capitalized.
When property is sold or retired, the cost and the related accumulated depreciation are removed from the consolidated balance sheet and any gain or loss from the transaction is included in the consolidated statements of operations.

(i)	Goodwill and Other Intangible Assets
Goodwill represents the excess of purchase price and related costs over the fair value assigned to the net assets of businesses acquired. Goodwill is not amortized, but instead is reviewed for impairment at least annually. Impairment is the condition that exists when the carrying amount of goodwill is not recoverable and its carrying amount exceeds its fair value. The Company performs its assessment of whether it is more likely than not that goodwill fair value is less than its carrying amount in November of each year to allow the Company additional time to evaluate its assessment prior to reporting its results.
The Company performed a qualitative assessment of whether it is more likely than not that goodwill fair value is less than its carrying amount as of November 30, 2016, and concluded that there was no need to perform an impairment test. In December 2016, the Department of Education awarded contracts for student loan recovery services to seven contractors, and we were not selected to receive one of these contract awards. Based on this event, Company performed a Step 1 impairment assessment as of December 31, 2016 and concluded that it was not necessary to perform a Step 2 impairment assessment. During 2015, the Company performed a Step 1 impairment assessment as of November 30, 2015 and concluded that it was not necessary to perform a Step 2 impairment assessment.
Identifiable intangible assets consist of customer contracts and related relationships, a perpetual license, and covenants not to compete. Customer contracts and related relationships are amortized over their estimated useful life of 4 to 20 years. The perpetual license is amortized over its estimated useful life of 5 years.

(j)	Impairment of Long-Lived Assets
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

(k)	System Developments
The Company follows the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Subtopic 350-40, Internal-Use Software, which specifies that costs incurred during the application stage of development should be capitalized. All other costs are expensed as incurred. During 2016, 2015 and 2014, costs of $6.9 million, $7.0 million and $7.2 million respectively, were capitalized for projects in the application stage of development, with depreciation expense of $5.8 million, $4.8 million and $4.0 million respectively, for completed projects.

(l)	Debt Issuance Costs
Debt issuance costs represent loan and legal fees paid in connection with the issuance of long-term debt. Debt issuance costs are deducted from current and non-current notes payable and are amortized to interest expense in accordance with key terms of the notes as amended.

(m)	Revenues, Accounts Receivable, and Estimated Liability for Appeals
Revenue is recognized upon the collection of defaulted loan and debt payments. Loan rehabilitation revenue is recognized when the rehabilitated loans are sold (funded) by clients. Incentive revenue is recognized upon receipt of official notification of incentive award from customers. Under the Company’s RAC contract with CMS, the Company recognizes revenues when the healthcare provider has paid CMS for a given claim or has agreed to an offset against other claims by the provider. Providers have the right to appeal a claim and may pursue additional appeals if the initial appeal is found in favor of CMS. The Company accrues an estimated liability for appeals at the time revenue is recognized based on the Company's estimate of the amount of revenue probable of being refunded to CMS following successful appeal. In addition, if the Company's estimate of the liability for appeals with respect to revenues recognized during a prior period changes, the Company increases or decreases current period accruals based on such change in estimated liability. At December 31, 2016, a total of $19.0 million was presented as an allowance against revenue, representing the Company’s estimate of claims that may be overturned. Of this amount, none was related to amounts in accounts receivable and $19.0 million was related to commissions which had already been received. The zero allowance against accounts receivable at December 31, 2016 is due to the fact that the receivable from CMS is netted against an offsetting payable for overturned audits, and at December 31, 2016, the amount of the payable exceeded the amount of the receivable as discussed in note 1(n). In addition to the $19.0 million related to the RAC contract with CMS, the Company has accrued $0.3 million of additional estimated liability for appeals related to other healthcare contracts. The total accrued liability for appeals of $19.3 million has therefore been presented in the caption estimated liability for appeals at December 31, 2016.  Similarly, at December 31, 2015, the total appeals-related liability was $19.1 million, comprised of an estimated liability for appeals of $19.0 million. The $19.3 million balance at December 31, 2016 and the $19.1 million balance as of December 31, 2015, represents the Company’s best estimate of the probable amount of losses related to appeals of claims for which commissions were previously collected. In addition to the $19.3 million amount accrued at December 31, 2016, the Company estimates that it is reasonably possible that it could be required to pay an additional amount up to approximately $5.4 million as a result of potentially successful appeals. To the extent that required payments by the Company exceed the amount accrued, revenues in the applicable period would be reduced by the amount of the excess.

For the year ended December 31, 2016, the Company had 3 clients whose individual revenues exceeded 10% of the Company’s total revenues. The dollar amount and percent of total revenue of each of the 3 clients is summarized in the table below (in thousands):

Rank	2016 Revenue	Percent of total revenue
1	$33,243	23.5%
2	23,196	16.4%
3	21,949	15.5%
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
Revenue from the largest three customers was 55%, 55% and 57% of total revenue in 2016, 2015 and 2014, respectively. Accounts receivable due from these three customers were 57%, 54% and 39% of total trade receivables at December 31, 2016, 2015 and 2014, respectively. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company determines the allowance for doubtful accounts by specific identification. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts was $0.2 million and $0.4 million for December 31, 2016 and December 31, 2015, respectively.

(n)	Net Payable to Client
The Company nets outstanding accounts receivable invoices from an audit & recovery contract against payables for overturned audits. The overturned audits are netted against current fees due on the invoice to the client when they are processed by the client’s system. The "Net payable to client" balance of $13.1 million represents the excess of payables for overturned audits at December 31, 2016. At December 31, 2015, the “Net payable to client” balance of $14.4 million represents the excess of payables of $15.4 million for overturned audits offset by outstanding accounts receivable of $1.0 million. The Company expects that the net payable-to-client balance will be paid to the client within the next twelve months.

(o)	Prepaid Expenses and Other Current Assets
At December 31, 2016, prepaid expenses and other current assets includes $5.7 million of amounts estimated to become due from subcontractors. The Company employs subcontractors to audit claims as part of an audit & recovery contract, and to the extent that audits by these subcontractors are overturned on appeal, the fees associated with such claims are contractually refundable to the Company. At December 31, 2016, the receivable associated with estimated future overturns of subcontractor audits was $5.7 million. In addition, at December 31, 2016, Prepaid expenses and other current assets includes a net receivable of $3.7 million for subcontractor fees for already overturned audits refundable to the Company once the Company refunds its fees to the client as prime contractor. By comparison, at December 31, 2015, the receivable associated with the estimated future overturns of subcontractor audits was $5.7 million, and the receivable for subcontractor fees for already overturned audits refundable to the Company once the Company refunds its fees to the client as prime contractor was $3.8 million.

(p)	Legal Expenses
The Company recognizes legal fees related to litigation as they are incurred.

(q)	Comprehensive Income (Loss)
The Company has a single component of comprehensive income (loss) on the Consolidated Statements of Comprehensive Income (Loss) related to foreign currency translation adjustments for its subsidiary Performant Europe Ltd. for the years ended December 31, 2016 and 2015. The Company had no components of comprehensive income other than its net income in 2014.

(r)	Fair Value of Financial Instruments
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

(s)	Income Taxes
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
The Company recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Interest expense and penalties related to unrecognized tax benefits are recorded in income tax expense.

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
FASB ASC Topic 718 also requires that excess tax benefits recognized in equity related to stock option exercises are reflected as financing cash inflows. The Company recognized an income tax benefit resulting from the exercise of stock options in 2016 and 2015 of $0.1 million and $0.02 million, respectively. The Company recognized income tax benefits resulting from the exercise of stock options in 2014 of $3.2 million.

(u)	Earnings per Share
For the years ended December 31, 2016, 2015, and 2014, basic earnings per share is calculated by dividing net income available to common shareholders by the sum of the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of common shares and dilutive common shares equivalents outstanding during the period. The Company’s common share equivalents consist of stock options, restricted stock units, and performance stock units.

The following table reconciles the basic to diluted weighted average shares outstanding using the treasury stock method (shares in thousands):

	Years Ended December 31,
	2016	2015	2014
Weighted average shares outstanding – basic	50,038	49,415	48,816
Dilutive effect of stock options	—	—	1,018
Weighted average shares outstanding – diluted	50,038	49,415	49,834
The following table shows the number of shares of Common Stock subject to options and restricted stock awards that were outstanding for the years ended December 31, 2016, 2015 and 2014, which were not included in the net income per diluted share calculation because to do so would have been anti-dilutive:

	Years Ended December 31,
	2016	2015	2014
Number of shares	3,996,701 (a)	4,430,292	2,894,013
(a) Includes 3,360,384 options to purchase shares at exercise prices greater than the average market price of the common stock and 636,317 options to purchase shares that were excluded because the effect of including them was anti-dilutive.

(v)	New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In August 2014, the FASB issued Accounting Standards Update No. 2014-15, “Presentation of Financial Statements - Going Concern”, which addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known, and reasonably knowable, at the date that the financial statements are issued. This new guidance was effective for our annual reporting period ending December 31, 2016.
Effective in the first quarter of 2016, we adopted FASB's ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” in conjunction with their initiative to reduce complexity in accounting standards. This guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with presentation of a debt discount. The standard requires retrospective application and represents a change in accounting principle. Although the new guidance had no impact on the Company’s results of operations, the debt issuance costs presented as assets within the Company’s consolidated balance sheet which amounted to $1.6 million and $2.1 million, as of December 31, 2016 and December 31, 2015, respectively, have been reclassified as a reduction of the related debt liability.
Effective in the first quarter of 2016, the FASB issued ASU 2015-16, “Simplifying the Accounting for Measurement-Period Adjustments,” that eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. The adoption of ASU 2015-16 did not have a material impact on the Company’s consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, "Restricted Cash" which clarifies guidance on the classification and presentation of restricted cash in the statement of cash flows. The standard states that restricted cash should be included within cash and cash equivalents on the statement of cash flows. This new guidance is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted. We have adopted this guidance early and have included restricted cash in a separate line in the financing activities section on our consolidated statements of cash flows.
Recently Issued Accounting Pronouncements Not Yet Adopted
In May 2014, the Financial Accounting Standards Board (“FASB”) issued an ASU that amends the FASB ASC by creating a new Topic 606, Revenue from Contracts with Customers. The new guidance will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance on revenue recognition throughout the Industry Topics of the Codification. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply a five step model for recognizing and measuring revenue from contracts with customers. In addition, an entity should disclose sufficient qualitative and quantitative information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The new revenue recognition guidance, including subsequent amendments, is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with the option to early adopt the standard for annual periods beginning after December 15, 2016. We have not adopted this guidance early and are currently evaluating the effect on our consolidated financial statements.
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
In January 2017, the FASB issued ASU 2017-04, "Simplifying the Test for Goodwill Impairment" to simplify the goodwill impairment testing process. The new standard eliminates Step 2 of the goodwill impairment test. If a company determines in Step 1 of the goodwill impairment test that the carrying value of goodwill is less than the fair value, an impairment in that amount should be recorded to the income statement, rather than proceeding to Step 2. This new guidance is effective for annual reporting periods, and interim periods with goodwill impairment tests within those years, beginning after December 15, 2019, and early adoption is permitted for testing periods after January 1, 2017. We have not adopted this guidance early and are currently evaluating the effect on our consolidated financial statements.

2.	Property, Equipment, and Leasehold Improvements
Property, equipment, and leasehold improvements consist of the following at December 31, 2016 and 2015 (in thousands):

	December 31, 2016	December 31, 2015
Land	$1,122	$1,122
Building and leasehold improvements	6,203	6,053
Furniture and equipment	5,656	5,390
Computer hardware and software	67,861	67,353
	80,842	79,918
Less accumulated depreciation and amortization	(57,107)	(54,403)
Property, equipment and leasehold improvements, net	$23,735	$25,515

Depreciation and amortization expense of property, equipment and leasehold improvements was $9.6 million, $9.3 million and $8.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. During 2015, the Company sold land in Texas for $1.3 million in cash for a gain of $0.6 million.
3. Identifiable Intangible Assets
Identifiable intangible assets consist of the following at December 31, 2016 and 2015 (in thousands):

December 31, 2016	Gross Amounts	Accumulated Amortization	Net
Amortizable intangibles:
Customer contracts and related relationships	$22,381	$(16,560)	$5,821
Perpetual license	3,313	(3,239)	74
Total intangible assets	$25,694	$(19,799)	$5,895

December 31, 2015	Gross Amounts	Accumulated Amortization	Net
Amortizable intangibles:
Customer contracts and related relationships	$62,215	$(37,886)	$24,329
Perpetual license	3,313	(2,568)	745
Total intangible assets	$65,528	$(40,454)	$25,074
For the years ended December 31, 2016, 2015 and 2014, amortization expense related to intangible assets amounted to $3.7 million, $3.8 million and $3.7 million, respectively. For the year ended December 31, 2016, an impairment expense of $15.4 million was recognized relating to the Department of Education customer relationship and has been presented as a separate caption in the consolidated statements of operations. For the year ended December 31, 2015, an impairment expense of $0.2 million was recognized to account for the loss of a client and it has been included in the other operating expenses in the consolidated statements of operations. The Company did not recognize an impairment expense for intangible assets in 2014.
The estimated aggregate amortization expense for each of the five following fiscal years is as follows (in thousands):

Year Ending December 31,	Amount
2017	$933
2018	861
2019	857
2020	811
2021	811
Thereafter	1,622
Total	$5,895
4. Credit Agreement
On March 19, 2012, we, through our wholly owned subsidiary, entered into a $147.5 million credit agreement, as amended and restated, with Madison Capital Funding LLC as administrative agent, ING Capital LLC as syndication agent, and other lenders party thereto. The senior credit facility consists of (i) a $57.0 million Term A loan that matures in March 2017, (ii) a $79.5 million Term B loan that matures in March 2018, and (iii) a $11.0 million revolving credit facility that expires in March 2017. On June 28, 2012, we amended the credit agreement to increase the amount of our borrowings under our Term B loan by $19.5 million. On November 4, 2014, February 19, 2016, July 26, 2016, and October 27, 2016, the Agreement was further amended to, among other things, modify a number of existing covenants and add new covenants requiring the Company to maintain a minimum cash balance, comply with an interest coverage ratio and achieve minimum EBITDA levels. Scheduled payments under the Agreement for the next five years and thereafter are as follows (in thousands):

Year Ending December 31,	Amount
2017	$11,032
2018	44,150
2019	—
2020	—
Total	$55,182
The Term A Loan is charged interest either at Prime (subject to a 2.5% floor) +5.75% or LIBOR (subject to a 1.5% floor) +6.75%, which was 6.75% at December 31, 2016. The Term A loan requires quarterly payments of $2.1 million, with the remaining outstanding principal balance due March 19, 2017. As of December 31, 2016, the Term A loan ending balance, including the current portion was $3.2 million.
The Term B loan is charged interest at Prime +6.25% (subject to a 2.50% floor) or LIBOR (subject to a 1.50% floor) +7.25% which was 7.25% at December 31, 2016. The Term B loan requires quarterly payments of $0.2 million beginning in June 2012, with the outstanding principal balance due March 19, 2018. As of December 31, 2016, the Term B loan ending balance, including the current portion was $52.0 million.
The Company has a line of credit under the Agreement which allows for borrowings of up to $11 million. Borrowings accrue interest at Prime +5.75% or LIBOR +6.75%, which was 6.75% at December 31, 2016. Both the Prime and the LIBOR alternatives are subject to minimum rate floors. In addition, a facility fee of 0.5% is assessed on the commitment amount. There were no outstanding borrowings under this line of credit at December 31, 2016, but there are letters of credit outstanding in the amount of $2.0 million, leaving remaining borrowing capacity under the line of credit of $9.0 million at December 31, 2016. The line of credit will terminate on March 19, 2017.
The Agreement contains certain restrictive financial covenants, which require, among other things, that we meet a minimum interest coverage ratio of 2.0 and maximum total debt to EBITDA ratio of 4.75. Additionally, these covenants restrict the Company and its subsidiaries’ ability to incur certain types or amounts of indebtedness, incur liens on certain assets, make material changes in corporate structure or the nature of its business, dispose of material assets, engage in a change in control transaction, make certain foreign investments, enter into certain restrictive agreements, or engage in certain transactions with affiliates. We were in compliance with all such covenants at December 31, 2016.
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
In addition, among other things, under the Second Amendment, the Company is now required to maintain minimum adjusted cash balances of $35.0 million from November 4, 2014 through December 31, 2015, and minimum adjusted cash balances of $30.0 million from January 1, 2016 through December 31, 2016. Further, under the Second Amendment, the Company must maintain EBITDA for any trailing twelve month period of not less than $20.0 million beginning with the month ending November 30, 2014 through the month ending December 31, 2016. Also, pursuant to the terms of the Second Amendment, the lenders are not required to make new loans or issue new letters of credit under the Company's line of credit when the total debt to EBITDA ratio exceeds 3.25 to 1.0. Lastly, under the Second Amendment, capital expenditures of the Company in the years ending December 31, 2014, December 31, 2015, and December 31, 2016, are not permitted to exceed $12.5 million. We were in compliance with all such Second Amendment covenants at December 31, 2016.
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
Our obligation to apply, on an annual basis, a percentage, which may fluctuate between 25% and 75% (determined based upon the Company’s total debt to EBITDA ratio), of our annual excess cash flow as a mandatory prepayment of the loans under the Credit Agreement has also been modified. Pursuant to the Fifth Amendment, we are required to apply 75% of our excess cash flow each quarter as a mandatory prepayment of the loans under the Credit Agreement. In addition, without the consent of the Agent and lenders holding more than 50% of the revolving loan commitments under the Credit Agreement, we are no longer permitted to request revolving loans; however, this will not affect our ability to utilize the letter of credit sub-facility under the Credit Agreement.
In connection with the Fourth amendment, we voluntarily prepaid $22.5 million under the credit agreement, which was applied ratably to the Term A loan and the Term B loan. In addition, we deposited $7.5 million into a deposit account which is subject to the exclusive control of the Agent. These funds will be remitted to the Agent for application to the term loans or other obligations, as applicable, under the credit agreement on the earlier to occur of (i) March 10, 2017 (or such later date not more than thirty (30) days thereafter as may be agreed by Agent in its sole discretion) and (ii) the occurrence and continuation of an event of default; however, all or a portion of these funds may also be returned to us if the Agent and the requisite lenders under the credit agreement elect otherwise in their sole discretion. In connection with the most recent amendment, we voluntarily prepaid $7.5 million under the credit agreement, which was applied ratably to the Term A loan and the Term B loan. Accumulated amortization of debt issuance costs amounted to $5.5 million at December 31, 2016.
5. Commitments and Contingencies
We have entered into various non-cancelable operating lease agreements for certain of our office facilities and equipment with original lease periods expiring between 2017 and 2021. Certain of these arrangements have free rent periods and /or escalating rent payment provisions, and we recognize rent expense under such arrangements on a straight-line basis.
Future minimum rental commitments under non-cancelable leases as of December 31, 2016 are as follows (in thousands):

Year Ending December 31,	Amount
2017	$1,800
2018	977
2019	903
2020	851
2021	310
Thereafter	—
Total	$4,841
Lease expense was $2.8 million, $3.0 million and $2.9 million for the years ended December 31, 2016, 2015 and 2014, respectively.
6. Capital Stock
Since August 15, 2012, the authorized Common Stock has been 500,000,000 shares and the authorized preferred stock has been 50,000,000 shares.

7.	Stock-based Compensation

(a)	Stock Options
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
Total stock-based compensation expense charged as salaries and benefits expense in the consolidated statements of operations was $4.7 million, $5.0 million and $3.7 million for the years ended December 31, 2016, 2015, and 2014, respectively. The following table sets forth a summary of our stock option activity for the year ended December 31:

	Outstanding Options	Weighted average exercise price per share	Weighted average remaining contractual life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2013	5,212,821	$6.03	6.62
Granted	254,000	9.69
Forfeited	(410,625)	10.53
Exercised	(1,032,813)	0.62
Outstanding at December 31, 2014	4,023,383	7.18	6.41
Granted	294,500	3.57
Forfeited	(171,625)	8.25
Exercised	(29,135)	1.62
Outstanding at December 31, 2015	4,117,123	6.92	5.64
Granted	115,000	1.74
Forfeited	(327,327)	8.26
Exercised	(398,267)	0.85
Outstanding December 31, 2016	3,506,529	$7.32	5.04	$1,367
Vested, exercisable, and expected to vest(1) at December 31, 2016	3,475,885	$7.32	5.02	$1,364
Exercisable at December 31, 2016	2,871,260	$7.33	4.57	$1,297

(1)	Options expected to vest reflect an estimated forfeiture rate.
The weighted-average grant-date exercise price of stock options granted during the years ended December 31, 2016, 2015 and 2014 was $1.74, $3.57 and $9.69, respectively, per share. The aggregate intrinsic value of our stock options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the years ended December 31, 2016, 2015 and 2014, was $0.4 million, $0.1 million and $8.8 million, respectively. At December 31, 2016, 2015, and 2014, there was $2.0 million, $4.7 million and $7.5 million, respectively, of unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements, which the Company expects to recognize over a weighted-average period of 1.13 years as stock-based compensation expense.
Net cash proceeds from the exercise of stock options were $0.3 million, $0.04 million and $0.6 million during 2016, 2015 and 2014, respectively. For the years ended December 31, 2016, 2015 and 2014, we realized a $0.1 million, $0.02 million and $3.2 million tax benefit from the exercise of stock options, respectively.
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
We estimated the fair value of options granted using a Black-Scholes option pricing model with the following assumptions:

	For the Years Ended December 31,
	2016	2015	2014
Expected volatility	51.5%	48.6%	51.0%
Expected dividends	—%	—%	—%
Expected term (years)	6.1	6.1	6.1
Risk-free interest rate	1.4%	1.7%	1.9%
Weighted-average estimated fair value of options granted during the year	$0.86	$1.71	$4.85
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
The following table summarizes restricted stock unit activity for the year ended December 31:

		Weighted
		average
	Number of	grant date
	Awards	fair value
Outstanding at December 31, 2014	461,592	$9.28
Granted	954,860	3.3
Forfeited	(57,475)	8.77
Vested and converted to shares	(129,703)	9.15
Outstanding at December 31, 2015	1,229,274	$4.67
Granted	1,470,154	1.74
Forfeited	(133,950)	4.20
Vested and converted to shares	(505,238)	4.31
Outstanding at December 31, 2016	2,060,240	$2.70
Expected to vest at December 31, 2016	1,957,227	$2.69
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
The majority of RSUs that vested in 2016 and 2015 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were approximately 148,000 shares for 2016 and approximately 30,000 shares for 2015, and were based on the value of the RSUs on their respective vesting dates as determined by the Company’s closing stock price. These net-share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.
At December 31, 2016 and 2015, there was $3.7 million and $4.1 million of compensation expense yet to be recognized related to non-vested restricted stock units. The unrecognized expense as of December 31, 2016 is expected to be recognized over the remaining weighted-average vested period of 2.37 years. 505,238 and 129,703 of the restricted stock units vested during the years ended December 31, 2016 and 2015, respectively. Restricted stock units granted under the Performant Financial Corporation 2012 Stock Incentive Plan generally vest over periods between one and four years.
8. Employee Benefit Plan
The Company has a 401(k) Salary Deferral Plan (the Plan) covering all full-time employees who have met certain service requirements. Employees may contribute a portion of their salary up to the maximum limit established by the Internal Revenue Code for such plans. Employer contributions are discretionary. No matching contributions were made during 2016, 2015 and 2014.
9. Income Taxes
The Company’s income tax expense (benefit) consists of the following (in thousands):

	2016	2015	2014
Current:
Federal	$3,835	$1,393	$6,802
State	(1,293)	1,164	2,600
	2,542	2,557	9,402
Deferred:
Federal	$(5,379)	$(2,578)	$(1,625)
State	(1,533)	(365)	(78)
	(6,912)	(2,943)	(1,703)
Total expense (benefit)	$(4,370)	$(386)	$7,699
The reconciliation between the amount computed by applying the U.S. federal statutory rate of 34% to income before taxes and the Company's tax provision for 2016, 2015, and 2014 is as follows:

	2016	2015	2014
Federal income at the statutory rate	34%	35%	35%
State income tax, net of federal benefit	11%	(26)%	10%
Permanent differences	(1)%	(9)%	2%
Work Opportunity Credit	1%	9%	(1)%
Return to provision true-up	(1)%	4%	—%
Valuation Allowance	(18)%	—%	—%
Other	2%	4%	(1)%
	28%	17%	45%

The following table summarizes the components of the Company’s deferred tax assets and liabilities as of December 31, 2016, and 2015 (in thousands):

	2016	2015
Deferred tax assets
Bad debt reserve	$92	$164
Vacation accrual	557	628
Workers Compensation	308	—
Nonqualified stock options	4,893	4,598
Debt issuance costs	279	454
Acquisition costs	66	103
State tax deferral	843	709
Deferred revenue	104	194
State tax credits	298	301
Net operating loss	217	170
Estimated liability for appeals	5,585	5,708
Other	146	114
Total deferred tax assets	13,388	13,143
Valuation allowance	(3,857)	(452)
Total deferred tax assets net of valuation allowance	9,531	12,691
Deferred tax liabilities:
Identifiable intangible assets	(1,299)	(9,157)
Fixed assets	(4,009)	(5,160)
Other	(22)	(22)
Total deferred tax liabilities	(5,330)	(14,339)
Net deferred tax assets (liabilities)	$4,201	$(1,648)
As of December 31, 2016, the Company recorded a valuation allowance against deferred tax assets that are not more likely than not realizable based upon the assessment of all positive and negative evidence. The total amount of the valuation allowance at December 31, 2016 is $3.9 million, which is an increase of $3.4 million from the amount recorded as of December 31, 2015.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management has considered all potential sources of income including the reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods) and projected future taxable income (loss) in making this assessment. Based upon the Company’s cumulative three year loss position and projections for future taxable income (loss) over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will be unable to realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could change in the near term if estimates of future taxable income during the carryforward period change.
The Company has state tax credits of $0.3 million, which, due to the Assembly Bill 93 and Senate Bill 90 signed on July 11, 2013, are now limited to a 10 year carryforward, and will expire in 2024.

The following table reconciles the Company’s unrecognized tax benefits as of December 31, 2016 from its unrecognized tax benefits as of December 31, 2014 (in thousands):

Unrecognized tax benefits balance at December 31, 2014	$948
Increase related to prior year tax positions	217
Decrease related to prior year tax positions	(145)
Increase related to current year tax positions	—
Settlements	—
Lapse of statute of limitations	(125)
Unrecognized tax benefits balance at December 31, 2015	895
Increase related to prior year tax positions	311
Decrease related to prior year tax positions	(43)
Increase related to current year tax positions	—
Settlements	—
Lapse of statute of limitations	(176)
Unrecognized tax benefits balance at December 31, 2016	$987
At December 31, 2016 and 2015, we had approximately $1.0 million and $0.9 million of unrecognized tax benefits, respectively. We do not expect any significant change in unrecognized tax benefits during the next twelve months. The Company records interest expense and penalties related to unrecognized tax benefits in income tax expense. The amount of accrued interest was not material at December 31, 2016 and 2015, respectively. No penalties were recognized in 2016 or accrued at December 31, 2016, and 2015 respectively. Unrecognized tax benefits of approximately $1 million which, if recognized, would favorably affect the Company’s effective income tax rate.
The Company files federal and state income tax returns. For tax years before 2012, the Company is no longer subject to California, Texas, and certain state tax examinations. For tax years before 2013, the Company is no longer subject to Federal and certain other state tax examinations.
10. Related Party Transactions
The Company did not have any material related party transactions for the years ending December 31, 2016, December 31, 2015 and December 31, 2014.
11. Other Commitments and Contingencies

(a)	Trust Funds
The Company collects principal and interest payments and collection costs on defaulted loans for various contracting agencies. Cash collections for some of the Company’s customers are held in trust in bank accounts controlled by the Company. The Company remits trust funds to the contracting agencies on a regular basis. The amount of cash held in trust and the related liability are separated from and not included in the Company’s assets and liabilities. Cash held in trust for customers totaled $1.4 million and $0.7 million at December 31, 2016 and 2015, respectively.

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
Date: March 13, 2017
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

Name	Title	Date

/s/ Lisa C. Im	Chief Executive Officer (Principal Executive Officer) and Board Chair	March 13, 2017
Lisa C. Im

/s/ Hakan L. Orvell	Chief Financial Officer (Principal Financial and Accounting Officer)	March 13, 2017
Hakan L. Orvell

/s/ Todd R. Ford	Director	March 13, 2017
Todd R. Ford

/s/ Brian P. Golson	Director	March 13, 2017
Brian P. Golson

/s/ Bradley F. Fluegel	Director	March 13, 2017
Bradley F. Fluegel

/s/ Bruce Hansen	Director	March 13, 2017
Bruce Hansen

/s/ William D. Hansen	Director	March 13, 2017
William D. Hansen

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2016, 2015 and 2014
Allowance for doubtful accounts (in thousands):

Description	Balance at Beginning of Period	Additions Charged against Revenue	Recoveries	Charge-offs	Balance at End of Period
2016	$386	—	(162)	—	$224
2015	$32	354	—	—	$386
2014	$32	—	—	—	$32
Estimated allowance and liability for appeals (in thousands):

Description	Balance at Beginning of	Additions Charged against Revenue	Appeals found in Providers Favor	Balance at End of Period
2016	$19,118	2,085	(1,898)	$19,305
2015	$18,625	2,109	(1,616)	$19,118
2014	$16,443	8,624	(6,442)	$18,625

EXHIBIT INDEX

Exhibit Number	Description

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

10.16
Amendment No. 1 to Credit Agreement Credit Agreement, dated as of March 19, 2012, by and among DCS Business Services, Inc., the Lenders party thereto, Madison Capital Funding LLC, and ING Capital (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed March 13, 2015)

10.17
Amendment No. 2 to Credit Agreement, dated as of November 4, 2014, by and among Performant Business Services, Inc., the Lenders thereto, and Madison Capital Funding LLC. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed November 10, 2014)

10.18
Amendment No. 4 to Credit Agreement, dated as of February 19, 2016, by and among Performant Business Services, Inc., the Lenders party hereto, and Madison Capital Funding LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 25, 2016)

10.19
Amendment No. 5 to Credit Agreement, dated as of July 26, 2016, by and among Performant Business Services, Inc., the Lenders party hereto, and Madison Capital Funding LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed August 1, 2016)

10.20
Amendment No. 6 to Credit Agreement, dated as of October 27, 2016, by and among Performant Business Services, Inc., the Lenders party hereto, and Madison Capital Funding LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed October 31, 2016)

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