Form 10-Q
period 2017-03-31
Performant Financial Corp
filed 2017-05-10
CIK 1550695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the registrant is an emerging growth company as defined in Rule 405 of the Securities Act of 1933 (§ 230.405 of this chapter) or Rule 12b-2 of the Securities Exchange Act of 1934 (§ 240.12b-2 of this chapter).
☒ Emerging growth company

☐ If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
The number of shares of Common Stock outstanding as of May 9, 2017 was 50,501,045.

PERFORMANT FINANCIAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED March 31, 2017
INDEX

i

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except per share amounts)

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,960	$32,982
Restricted cash	7,500	7,502
Trade accounts receivable, net of allowance for doubtful accounts of $224 and $224, respectively	12,817	11,484
Deferred income taxes	—	5,331
Prepaid expenses and other current assets	15,055	12,686
Income tax receivable	1,985	2,027
Total current assets	64,317	72,012
Property, equipment, and leasehold improvements, net	24,054	23,735
Identifiable intangible assets, net	5,621	5,895
Goodwill	82,522	82,522
Deferred income taxes	3,812	—
Other assets	895	914
Total assets	$181,221	$185,078
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of notes payable, net of unamortized debt issuance costs of $978 and $1,294, respectively	$13,702	$9,738
Accrued salaries and benefits	5,777	4,315
Accounts payable	974	628
Other current liabilities	5,046	4,409
Estimated liability for appeals	19,298	19,305
Net payable to client	13,039	13,074
Total current liabilities	57,836	51,469
Notes payable, net of current portion and unamortized debt issuance costs of $222 and $272, respectively	36,932	43,878
Deferred income taxes	—	1,130
Other liabilities	2,318	2,356
Total liabilities	97,086	98,833
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized, 500,000 shares at March 31, 2017 and December 31, 2016; issued and outstanding 50,486 and 50,234 shares at March 31, 2017 and December 31, 2016, respectively	5	5
Additional paid-in capital	66,499	65,650
Retained earnings	17,631	20,590
Total stockholders’ equity	84,135	86,245
Total liabilities and stockholders’ equity	$181,221	$185,078
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Revenues	$33,109	$38,279
Operating expenses:
Salaries and benefits	20,696	21,337
Other operating expenses	13,441	14,357
Total operating expenses	34,137	35,694
Income (loss) from operations	(1,028)	2,585
Interest expense	(1,606)	(2,432)
Income (loss) before provision for income taxes	(2,634)	153
Provision for income taxes	325	73
Net income (loss)	$(2,959)	$80
Net income (loss) per share
Basic	$(0.06)	$0.00
Diluted	$(0.06)	$0.00
Weighted average shares
Basic	50,304	49,643
Diluted	50,304	50,189
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Net income (loss)	$(2,959)	$80
Other comprehensive income:
Foreign currency translation adjustment	(3)	14
Comprehensive income (loss)	$(2,962)	$94

See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(2,959)	$80
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on disposal of asset	4	9
Depreciation and amortization	2,774	3,390
Deferred income taxes	389	(570)
Stock-based compensation	1,103	1,204
Interest expense from debt issuance costs and amortization of discount note payable	366	279
Write-off unamortized debt issuance costs	—	468
Changes in operating assets and liabilities:
Trade accounts receivable	(1,333)	4,694
Prepaid expenses and other current assets	(2,369)	159
Income tax receivable	42	(315)
Other assets	19	10
Accrued salaries and benefits	1,462	1,561
Accounts payable	346	(402)
Other current liabilities	637	171
Income taxes payable	—	(895)
Estimated liability for appeals	(7)	(54)
Net payable to client	(35)	1,538
Other liabilities	(38)	(41)
Net cash provided by operating activities	401	11,286
Cash flows from investing activities:
Purchase of property, equipment, and leasehold improvements	(2,823)	(1,803)
Net cash used in investing activities	(2,823)	(1,803)
Cash flows from financing activities:
Repayment of notes payable	(3,348)	(24,769)
Restricted cash for repayment of notes payable	2	(7,516)
Debt issuance costs paid	—	(410)
Taxes paid related to net share settlement of stock awards	(254)	(169)
Proceeds from exercise of stock options	3	310
Income tax benefit from employee stock options	—	80
Payment of purchase obligation	—	(142)
Net cash used in financing activities	(3,597)	(32,616)
Effect of foreign currency exchange rate changes on cash	(3)	14
Net decrease in cash and cash equivalents	(6,022)	(23,119)
Cash and cash equivalents at beginning of period	32,982	71,182
Cash and cash equivalents at end of period	$26,960	$48,063
Supplemental disclosures of cash flow information:
Cash paid (received) for income taxes	$(118)	$1,760
Cash paid for interest	$1,255	$1,688

See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements
For the Three Months Ended March 31, 2017 and 2016
(Unaudited)

1. Organization and Description of Business

(a)	Basis of Presentation and Organization
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary (consisting only of normal recurring adjustments) for a fair presentation of our and our subsidiaries’ financial position at March 31, 2017, the results of our operations for the three months ended March 31, 2017 and 2016 and cash flows for the three months ended March 31, 2017 and 2016. Interim financial statements are prepared on a basis consistent with our annual consolidated financial statements. The interim financial statements included herein should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the years ended December 31, 2016, 2015, and 2014.
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

(b)	Liquidity
As of March 31, 2017, we had outstanding indebtedness under our credit agreement in the principal amount of $51.8 million. Our existing cash resources and cash flows expected from operations over the next twelve months are not expected to be sufficient for us to pay the principal amount that will be due on June 19, 2018. Further, our current financial projections show that we will be able to maintain compliance with our financial covenants and make all scheduled debt service payments prior to, but not including the June 19, 2018 maturity date. Accordingly, we expect that it will be necessary to refinance our indebtedness in the near term or restructure or obtain further modifications to the terms of that indebtedness from our lenders. There is no assurance that new financing will be available to us in amounts sufficient to refinance this indebtedness or that any financing will be available on reasonable terms. Further, any new financing may result in a potentially dilutive issuance of equity securities or the issuance of new debt at higher interest rates and require us to comply with more restrictive covenants. In the absence of new financing, there is no assurance that our existing lenders will agree to any further restructuring or modification of the terms of our existing indebtedness on or before the June 2018 maturity date or in connection with any earlier potential covenant default. Our ability to refinance or restructure our indebtedness will depend on the financial condition and results of operations of our business, which have suffered in recent periods and will also depend on factors completely outside of our control such as the condition of the capital markets at the time of any potential financing. If we cannot make scheduled payments on our debt or maintain compliance with our covenants, we will be in default and, as a result, our lenders could declare all outstanding principal and interest to be due and payable, and our lenders could foreclose against the assets securing our borrowings and we could be forced into bankruptcy or liquidation.

(c)	Revenues, Accounts Receivable, and Estimated Liability for Appeals
Revenue is recognized upon the collection of defaulted loan and debt payments. Loan rehabilitation revenue is recognized when the rehabilitated loans are sold (funded) by clients. Incentive revenue is recognized upon receipt of official notification of incentive award from customers. Under the Company’s Medicare Recovery Audit Contractor, or RAC, contract with Centers for Medicare and Medicaid Services, or CMS, the Company recognizes revenues when the healthcare provider has paid CMS for a given claim or has agreed to an offset against other claims by the provider. Providers have the right to appeal a claim and may pursue additional appeals if the initial appeal is found in favor of CMS. The Company accrues an estimated liability for appeals at the time revenue is recognized based on the Company's estimate of the amount of revenue probable of being refunded to CMS following successful appeal. In addition, if the Company's estimate of the liability for appeals with respect to revenues recognized during a prior period changes, the Company increases or decreases current period accruals based on such change in estimated liability. At March 31, 2017 a total of $18.9 million was presented as an allowance against revenue, representing the Company’s estimate of claims audited under the CMS contract that may be overturned. Of this, none was related to accounts receivable and $18.9 million was related to commissions which had already been received. The zero allowance against accounts receivable at March 31, 2017 is due to the fact that the receivable from CMS is netted against an offsetting payable for overturned audits, and at March 31, 2017, the amount of the payable exceeded the amount of the receivable as discussed in note 1(d). In addition to the $18.9 million related to the RAC contract with CMS, the Company has accrued $0.4 million of additional estimated liability for appeals related to other healthcare contracts. The total accrued liability for appeals of $19.3 million has been presented in the caption estimated liability for appeals at March 31, 2017.  At December 31, 2016, the total appeals-related liability was $19.3 million. The $19.3 million balance at March 31, 2017 and December 31, 2016, represent the Company’s best estimate of the probable amount of losses related to appeals of claims for which commissions were previously collected. In addition to the $19.3 million amount accrued at March 31, 2017, the Company estimates that it is reasonably possible that it could be required to pay an additional amount up to approximately $5.4 million as a result of potentially successful appeals. To the extent that required payments by the Company exceed the amount accrued, revenues in the applicable period would be reduced by the amount of the excess.

(d)	Net Payable to Client
The Company nets outstanding accounts receivable invoices from an audit and recovery contract against payables for overturned audits. The overturned audits are netted against current fees due on the invoice to the client when they are processed by the client’s system. The “Net payable to client” balance of $13.0 million at March 31, 2017, and $13.1 million at December 31, 2016, represent the excess of payables for overturned audits. The Company expects that the net payable to client balance will be paid to the client within the next twelve months.

(e)	Prepaid Expenses and Other Current Assets
At March 31, 2017, prepaid expenses and other current assets includes $5.7 million of amounts estimated to become due from subcontractors. The Company employs subcontractors to audit claims as part of an audit & recovery contract, and to the extent that audits by these subcontractors are overturned on appeal, the fees associated with such claims are contractually refundable to the Company. At March 31, 2017, the receivable associated with estimated future overturns of subcontractor audits was $5.7 million. In addition, at March 31, 2017, prepaid expenses and other current assets includes a net receivable of $3.7 million for subcontractor fees for already overturned audits refundable to the Company once the Company refunds its fees to the client as prime contractor. By comparison, at December 31, 2016, prepaid expenses and other current assets included $5.7 million of estimated future overturns of subcontractor audits, as well as a net receivable of $3.7 million for subcontractor fees for already overturned audits refundable to the Company once the Company refunds its fees to the client as prime contractor.

(f)	Impairment of Long-Lived Assets
Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There was no impairment expense for long-lived assets for the three months ended March 31, 2017, and March 31, 2016.

(g)	Restricted Cash
At March 31, 2017, and at December 31, 2016, restricted cash included in current assets on our consolidated balance sheet was $7.5 million. As discussed in Note 3, in February 2016 the Company deposited $7.5 million into a segregated deposit account in connection with the Fourth Amendment to our credit agreement. The cash in this segregated deposit account is restricted because it is subject to the exclusive control of the administrative agent as set forth in our credit agreement.

(h)	New Accounting Pronouncements
Recently Adopted Accounting Standards
In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes", which simplifies the reporting requirements of deferred taxes by requiring all organizations to classify all deferred tax assets and liabilities, along with any related valuation allowance, as noncurrent. The guidance is effective for public companies with annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. We adopted this standard during our first quarter of 2017 on a prospective basis. Accordingly, current deferred taxes of $5.3 million as of January 1, 2017, were reclassified against noncurrent deferred tax liabilities of $1.1 million, with the difference presented as a noncurrent deferred tax asset of $4.2 million.
During the first quarter of 2017, the Company adopted ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting" on a prospective basis. As a result of the adoption, the Company recognized $0.1 million of income tax expense related to share-based payments as an increase to the provision for income taxes for the three months ended March 31, 2017.  These tax benefits, or shortfalls, were historically recorded in equity.  In addition, cash flows related to excess tax benefits, or shortfalls, are now classified as an operating activity.  Cash paid on employees’ behalf related to shares withheld for tax purposes is classified as a financing activity, consistent with prior year’s presentation.
Recently Issued Accounting Standards
In May 2014, the FASB issued an ASU that amends the FASB ASC by creating a new Topic 606, "Revenue from Contracts with Customers". The new guidance will supersede the revenue recognition requirements in Topic 605, "Revenue Recognition", and most industry-specific guidance on revenue recognition throughout the Industry Topics of the Codification. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply a five step model for recognizing and measuring revenue from contracts with customers. In addition, an entity should disclose sufficient qualitative and quantitative information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The new revenue recognition guidance, including subsequent amendments, is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with the option to early adopt the standard for annual periods beginning after December 15, 2016. We have not adopted this guidance early and are currently evaluating the effect on our consolidated financial statements.
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
2. Property, Equipment, and Leasehold Improvements
Property, equipment, and leasehold improvements consist of the following at March 31, 2017 and December 31, 2016 (in thousands):

	March 31, 2017	December 31, 2016
Land	$1,122	$1,122
Building and leasehold improvements	6,223	6,203
Furniture and equipment	5,700	5,656
Computer hardware and software	70,606	67,861
	83,651	80,842
Less accumulated depreciation and amortization	(59,597)	(57,107)
Property, equipment and leasehold improvements, net	$24,054	$23,735
Depreciation expense of property, equipment and leasehold improvements was $2.5 million and $2.5 million for the three months ended March 31, 2017 and 2016, respectively.
3. Credit Agreement
On March 19, 2012, we, through our wholly owned subsidiary, entered into a $147.5 million credit agreement, as amended and restated, with Madison Capital Funding LLC as administrative agent, ING Capital LLC as syndication agent, and other lenders party thereto (as amended, the "Credit Agreement"). The senior credit facility consists of (i) a $57.0 million Term A loan that matured and was fully paid in March 2017, (ii) a $79.5 million Term B loan that matures in June 2018, and (iii) a $11.0 million revolving credit facility that expired and was fully paid in March 2017. On June 28, 2012, we amended the Credit Agreement to increase the amount of our borrowings under our Term B loan by $19.5 million.
On November 4, 2014, February 19, 2016, July 26, 2016, October 27, 2016, and March 22, 2017, the Agreement was further amended to, among other things, modify a number of existing covenants and add new covenants requiring the Company to maintain a minimum cash balance, comply with an interest coverage ratio and achieve minimum EBITDA levels. On May 3, 2017, we further amended the credit agreement (the "Eighth Amendment") to extend the maturity date of the Term B loan to June 19, 2018. As a result of this extension, regularly scheduled quarterly amortization payments of $247,500 will also extend through March 31, 2018, with the remaining outstanding principal amount being due on the June 19, 2018 maturity date. Interest on the Term B loan charged under the credit agreement was also increased by 3.00% per annum, however the amount of such increased interest will be payable in kind. Pursuant to the Eighth Amendment, the quarterly and annual financial reporting covenants were also modified to require that the Company’s financial statements not contain a qualification, if required by GAAP, with respect to our ability to continue as a going concern.
Scheduled payments under the Credit Agreement for the next five years and thereafter are as follows (in thousands):

Year Ending December 31,	Amount
Remainder of 2017	$14,431
2018	37,402
2019	—
2020	—
2021	—
Thereafter	—
Total	$51,833
The Term A Loan was charged interest either at Prime (subject to a 2.5% floor) +5.75% or LIBOR (subject to a 1.5% floor) +6.75%, which was 6.75% at March 19, 2017. The Term A loan required quarterly payments of $2.1 million, with the remaining outstanding principal balance due March 19, 2017. As of March 31, 2017, the Term A loan ending balance was paid in full.
The Term B loan is charged interest at Prime +6.25% (subject to a 2.50% floor) or LIBOR (subject to a 1.50% floor) +7.25% which was 7.25% at March 31, 2017 plus an additional interest component of 3.00% which is payable in kind. The Term B loan requires quarterly payments of $0.2 million beginning in June 2012, with the outstanding principal balance due June 19, 2018. As of March 31, 2017, the Term B loan ending balance, including the current portion was $51.8 million.
The Company had a line of credit under the Agreement which allows for borrowings of up to $11 million. Borrowings accrued interest at Prime +5.75% or LIBOR +6.75%, which was 6.75% at March 19, 2017. Both the Prime and the LIBOR alternatives were subject to minimum rate floors. In addition, a facility fee of 0.5% was assessed on the commitment amount. There were no outstanding borrowings under this line of credit at March 19, 2017, but there were letters of credit outstanding in the amount of $2.0 million, leaving remaining borrowing capacity under the line of credit of $9.0 million until March 19, 2017. As of March 31, 2017, the line of credit was paid in full.
The Agreement contains certain restrictive financial covenants, which require, among other things, that we meet a minimum interest coverage ratio of 1.75 and maximum total debt to EBITDA ratio of 4.75. Additionally, these covenants restrict the Company and its subsidiaries’ ability to incur certain types or amounts of indebtedness, incur liens on certain assets, make material changes in corporate structure or the nature of its business, dispose of material assets, engage in a change in control transaction, make certain foreign investments, enter into certain restrictive agreements, or engage in certain transactions with affiliates. We were in compliance with all such covenants at March 31, 2017.
As of March 31, 2017, the Agreement contains a prepayment provision which requires the Company to perform a quarterly excess cash flow computation based on earnings before interest, taxes, depreciation and amortization compared to changes in working capital. Based on the results of this computation, in April 2017, May 2015 and May 2014, the Company made payments of $0.2 million, $7.0 million and $11.5 million, respectively, to the lenders. In addition, the Company made a prepayment of $1.3 million to the lenders in July 2015 from the sale of land in San Angelo, TX.
On May 3, 2017, we entered into the Eighth Amendment to our Credit Agreement. Please see footnote 8 - "Subsequent Events" below. Pursuant to this amendment, our financial covenants were modified as follows:

•	The annual capital expenditure limitation of $8 million for the year ending December 31, 2017 has been extended through the first quarter of 2018, to be $3 million for such quarter.

•	The total debt to EBITDA ratio of 4.75 to 1.0, which was in effect for the computation period ending as of December 31, 2017, has been extended through March 31, 2018.

•	The interest coverage ratio of 1.75 to 1.0 in effect for the computation period ending December 31, 2017 has been extended through March 31, 2018.
In connection with the Eighth Amendment, we prepaid $7.5 million under the credit agreement, which was applied to the Term B loan. In addition, we deposited $6.0 million into a deposit account which is subject to the exclusive control of the Agent. Pursuant to the Eighth Amendment, these funds will be remitted to the Agent for application to the Term B loan or other obligations, as applicable, under the credit agreement on the earlier to occur of (i) August 3, 2017 or (ii) the occurrence and continuation of an event of default.
4. Commitments and Contingencies
We have entered into various non-cancelable operating lease agreements for certain of our office facilities and equipment with original lease periods expiring between 2017 and 2021. Certain of these arrangements have free rent periods and /or escalating rent payment provisions, and we recognize rent expense under such arrangements on a straight-line basis.
Future minimum rental commitments under non-cancelable leases as of March 31, 2017 are as follows (in thousands):

Year Ending December 31,	Amount
Remainder of 2017	$1,265
2018	998
2019	925
2020	868
2021	318
Thereafter	2
Total	$4,376
Operating lease expense was $0.7 million and $0.7 million for the three months ended March 31, 2017 and 2016, respectively.
5. Stock-based Compensation
(a) Stock Options
Total stock-based compensation expense charged as salaries and benefits expense in the consolidated statements of operations was $1.1 million and $1.2 million for the three months ended March 31, 2017 and 2016, respectively.
The following table shows stock option activity for the three months ended March 31, 2017:

	Outstanding Options	Weighted average exercise price per share	Weighted average remaining contractual life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	3,506,529	$7.32	5.04	$1,367
Granted	—	—
Forfeited	(67,163)	3.09
Exercised	(5,500)	0.50
Outstanding at March 31, 2017	3,433,866	$7.41	4.74	$1,857
Vested, exercisable, expected to vest(1) at March 31, 2017	3,414,103	$7.41	4.73	$1,854
Exercisable at March 31, 2017	3,020,725	$7.39	4.45	$1,796

(1)	Options expected to vest reflect an estimated forfeiture rate.
The Company recognizes share-based compensation costs as expense on a straight-line basis over the option vesting period, which generally is four to five years.
(b) Restricted Stock Units and Performance Stock Units
The following table summarizes restricted stock unit and performance stock unit activity for the three months ended March 31, 2017:

	Number of Awards	Weighted average grant date fair value per share
Outstanding at December 31, 2016	2,060,240	$2.70
Granted	33,000	1.65
Forfeited	(98,150)	3.22
Vested and converted to shares, net of units withheld for taxes	(248,676)	2.32
Units withheld for taxes	(152,198)	2.32
Outstanding at March 31, 2017	1,594,216	$2.74
Expected to vest at March 31, 2017	1,514,505	$2.74
Restricted stock units and performance stock units granted under the Performant Financial Corporation 2012 Stock Incentive Plan generally vest over periods ranging from one to four years.
6. Income Taxes
Our effective income tax rate changed to (12.3)% for the three months ended March 31, 2017 from 47.7% for the three months ended March 31, 2016. The decrease in the effective tax rate is primarily due to loss from operations generated in the three months ended March 31, 2017 for which no tax benefit is recognized compared to the income tax expense recorded on income from operations for the three months ended March 31, 2016.
We file income tax returns with the U.S. federal government and various state jurisdictions. We operate in a number of state and local jurisdictions, most of which have never audited our records. Accordingly, we are subject to state and local income tax examinations based upon the various statutes of limitations in each jurisdiction. For tax years before 2012, the Company is no longer subject to Texas and certain state tax examinations. For tax years before 2013 the Company is no longer subject to Federal and certain other state tax examinations. We are currently being examined by the Franchise Tax Board of California for tax years 2011 through 2014. For tax years before 2011, the Company is no longer subject to California tax examinations.
7. Earnings per Share
For the three months ended March 31, 2017 and 2016, basic income per share is calculated by dividing net income by the sum of the weighted average number of shares of Common Stock outstanding during the period. Diluted income per share is calculated by dividing net income by the weighted average number of shares of Common Stock and dilutive common share equivalents outstanding during the period. Common share equivalents consist of stock options, restricted stock units, and performance stock units. When there is a loss in the period, dilutive common share equivalents are excluded from the calculation of diluted earnings per share, as their effect would be anti-dilutive. For example, for the three months ended March 31, 2017, dilutive common share equivalents have been excluded, and diluted weighted average shares outstanding are the same as basic average shares outstanding. When there is net income in the period, the Company excludes stock options, restricted stock units, and performance stock units from the calculation of diluted earnings per share when the combined exercise price, unamortized fair value and excess tax benefits of the options exceed the average market price of the Company's common stock because their effect would be anti-dilutive. For the three months ended March 31, 2016, the Company excluded 4,438,043 options from the calculation of diluted earnings per share because their effect would be anti-dilutive.
The following table reconciles the basic to diluted weighted average shares outstanding using the treasury stock method (shares in thousands):

	Three Months Ended March 31,
	2017	2016
Weighted average shares outstanding – basic	50,304	49,643
Dilutive effect of stock options	—	546
Weighted average shares outstanding – diluted	50,304	50,189

8. Subsequent Events
On May 3, 2017, Performant Business Services, Inc., which is a wholly-owned subsidiary of Performant Financial Corporation (the “Company”) and is the borrower under that certain Credit Agreement dated as March 19, 2012 with Madison Capital Funding LLC, as agent (the “Agent”) and the lenders party thereto from time to time (as amended, the “Credit Agreement”), entered into Amendment No. 8 to the Credit Agreement (the “Eighth Amendment”). The Company and certain other of its subsidiaries are guarantors of the obligations under the Credit Agreement.
Pursuant to the Eighth Amendment, the March 19, 2018 maturity date of the Term B loan advanced under the Credit Agreement was extended to June 19, 2018. As a result of this extension, regularly scheduled quarterly amortization payments of $247,500 will also extend through March 31, 2018, with the remaining outstanding principal amount being due on the June 19, 2018 maturity date. Interest on the Term B loan charged under the Credit Agreement, as revised by the Eighth Amendment, was also increased by 3.00% per annum, however the amount of such increased interest will be payable in kind. The quarterly and annual financial reporting covenants were also modified under the Eighth Amendment to require that the Company’s financial statements required to be delivered to the Agent not containing a qualification, if required by GAAP, with respect to the ability of the Company to continue as a going concern. In connection with the Eighth Amendment, the Company prepaid $7.5 million under the Credit Agreement, which was applied to the Term B loan. In addition, the Company deposited $6.0 million into a deposit account which is subject to the exclusive control of the Agent. Pursuant to the Eighth Amendment, these funds will be remitted to the Agent for application to the Term B loan or other obligations, as applicable, under the Credit Agreement on the earlier to occur of (i) August 3, 2017 or (ii) the occurrence and continuation of an event of default.
The Company’s financial covenants were modified by the Eighth Amendment as follows:

•	A capital expenditure limitation of $3.0 million will be in effect during the first quarter of 2018.

•
The total debt to EBITDA ratio of 4.75 to1.0, which was in effect through the computation period ending as of December 31, 2017, has been extended under the Eighth Amendment through the computation period ending as of March 31, 2018.

•
The interest coverage ratio of 1.75 to 1.0, which was in effect through the computation period ending as of December 31, 2017, has been extended under the Eighth Amendment through the computation period ending as of March 31, 2018.

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

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Student Lending:
Department of Education	$1,687	$7,355
Guaranty Agencies and Other	22,862	22,269
Total of Student Lending	24,549	29,624
Healthcare:
CMS RAC	82	1,196
Commercial	1,565	1,533
Total of Healthcare	1,647	2,729
Other:	6,913	5,926
Total Revenues	$33,109	$38,279
Student Lending
We derive the majority of our revenues from the recovery of student loans. These revenues are contract-based and consist primarily of contingency fees based on a specified percentage of the amount we enable our clients to recover. Our contingency fee percentage for a particular recovery depends on the type of recovery facilitated. Our clients in the student loan recovery market mainly consist of several of the largest guaranty agencies, or GAs. In addition, we have a long history of also providing recovery services to the Department of Education. However, in December 2016, the Department of Education awarded contracts for student loan recovery services to seven contractors and we were not a recipient of one of these contract awards. We, along with 19 other contractors who did not receive contract awards from the Department of Education, filed protests with the GAO regarding the Department of Education’s award of these contracts. In March 2017, the GAO upheld our protest. At this time, we do not know what actions the Department of Education will take in response to the GAO’s decision. We have been one of the Department of Education’s unrestricted student loan recovery contractors for more than 20 years until our prior contract expired in April 2015.
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

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Student Lending Placement Volume:
Department of Education	$—	$5,082
Guaranty Agencies and Other	683,273	580,099
Total Student Lending Placement Volume	$683,273	$585,181
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
For certain guaranty agency, or GA, clients, we have entered into Master Service Agreements, or MSAs. Under these agreements, clients provide their entire inventory of outsourced loans or receivables to us for recovery on an exclusive basis, in contrast with traditional contracts that are split among various service providers. In certain circumstances, we engage subcontractors to assist in the recovery of a portion of the client’s portfolio. We also receive success fees for the recovery of loans under MSAs and our revenues under MSA arrangements include fees earned by the activities of our subcontractors. As of March 31, 2017, we had three MSA clients in the student loan market.
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
Our first RAC contract was wound down and then terminated in 2016 in connection with CMS's plan to award new contracts. On October 26, 2016, CMS awarded new RAC contracts and we received RAC contracts for audit Regions 1 and 5. The RAC contract award for Region 1 allows us to continue our audit of payments under Medicare’s Part A and Part B for all provider types other than DMEPOS and home health and hospice within an 11 state region in the Northeast and Midwest. The

Region 5 RAC contract provides for the post-payment review of DMEPOS and home health and hospice claims nationally. While the new RAC contracts have been awarded, the Company does not expect audit and recovery services under the new contracts to begin before April 2017. There is also uncertainty regarding the scope of audit that will be permitted by CMS under the new RAC contracts. In connection with the wind down of our first RAC contract, CMS adopted a series of contract transition procedures and other restrictions, beginning in 2013, that limited the types of claims we are permitted to audit and our ability to request medical records for audit and CMS suspended our ability to perform any audit services for certain periods of time, thus materially adversely affecting our revenues under that contract. In May 2016, CMS announced that the recovery audit contractors would not be able to request documents from providers for audit after May 16, 2016 and would not be able to submit claims for improper payments after July 29, 2016, effectively terminating additional revenue generating activity under our first RAC contract. Revenues for the year ended December 31, 2016 from our first RAC contract were $5.7 million, compared with $12.5 million for 2015 and $29.2 million in 2014. We do not expect to recognize significant revenues from the newly awarded RAC contracts for four to six months after we are permitted to begin performing recovery services under the new RAC contracts. Accordingly, the start date of April 2017 for the new RAC contracts means that these new contracts will not have a significant impact on 2017 revenues, although we will incur related start-up expenses in 2017.
In connection with our first RAC contract, CMS announced a settlement offer to pay hospitals 68% of what they have billed Medicare to settle a backlog of pending appeals challenging Medicare's denials of reimbursement for certain types of short-term care. The implication of this settlement offer related to claims for which fees have already been paid to recovery auditors under existing RAC contracts is unclear at this time, but we may be obligated to repay certain amounts that we previously received from CMS depending on the final terms of any such settlement. We accrue an estimated liability for appeals based on the amount of commissions received which are subject to appeal and which we estimate are probable of being returned to providers following successful appeal.  The $18.9 million balance as of March 31, 2017, represents our best estimate of the probable amount of we may be required to refund related to appeals of claims for which commissions were previously collected. We estimate that it is reasonably possible that we could be required to pay an additional amount up to approximately $5.4 million as a result of potentially successful appeals in excess of the amount we accrued as of March 31, 2017.
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
For our commercial healthcare business, our business strategy is focused on utilizing our technology-enabled services platform to provide audit, recovery and analytical services for private healthcare payors. We have entered into contracts with several private payors, although these contracts are in the early stage of implementation. Revenues from our commercial healthcare clients were $1.6 million for the three months ended March 31, 2017, compared to revenues of $1.5 million that we earned from our commercial healthcare clients in the three months ended March 31, 2016.
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
Regulatory Matters
Each of the markets which we serve is highly regulated. Accordingly, changes in regulations that affect the types of loans, receivables and claims that we are able to service or the manner in which any such delinquent loans, receivables and claims can be recovered will affect our revenues and results of operations. For example, the passage of the Student Aid and Fiscal Responsibility Act, or SAFRA, in 2010 had the effect of transferring the origination of all government-supported student loans to the Department of Education, thereby ending all student loan originations guaranteed by the GAs. Loans guaranteed by the GAs represented approximately 70% of government-supported student loans originated in 2009. While the GAs will continue to service existing outstanding student loans for years to come, this legislation will over time shift the portfolio of defaulted student loans toward the Department of Education for which we are no longer a contractor (subject to resolution of our recently upheld protest). In addition, our entry into the healthcare market was facilitated by passage of the Tax Relief and Health Care Act of 2006, which mandated CMS to contract with private firms to audit Medicare claims in an effort to increase the recovery of improper Medicare payments. Any changes to the regulations that affect the student loan industry or the recovery of defaulted student loans or the Medicare program generally or the audit and recovery of Medicare claims could have a significant impact on our revenues and results of operations.

Client Retention
Our revenues from the student loan market depend on our ability to maintain our contracts with some of the largest providers of student loans. In 2016 and 2015, three providers of student loans each accounted for more than 10% of our revenues and they collectively accounted for 55% of our total revenues in each year. Our contract with the Department of Education, which generated 16% of our revenues in 2016, expired in April 2015 and we were not selected as a vendor on the new contract announced in December 2016. We, along with 19 other contractors who did not receive contract awards from the Department of Education, filed protests regarding the Department of Education’s award of these contracts. In March 2017, the our protest was upheld. At this time, we do not know what actions the Department of Education will take in response to the successful protest. If we are not successful in obtaining a new contract as a result of the successful appeal, the absence of a contract with the Department of Education will have a material adverse effect on our financial condition and results of operations in 2017 and beyond. Our contracts with our other large clients entitle them to unilaterally terminate their contractual relationship with us at any time without penalty. If we lose one of our other significant clients, including if one of our significant clients is consolidated by an entity that does not use our services, if the terms of compensation for our services change or if there is a reduction in the level of placements provided by any of these clients, our revenues could decline.
The award of our two new RAC contracts in October 2016 has removed the uncertainty related to the retention of our relationship with CMS, although the start date for work under these contracts and the scope of our permitted audit activity remain uncertain. We do not expect to recognize significant revenue under our newly awarded RAC contracts for four to six months after we are permitted to begin performing recovery services under the new RAC contracts which commenced in April 2017.
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
This estimated liability for appeals is an offset to revenues on our income statement. Resolution of appeals can take a very long time to resolve and there is a significant backlog in the system for resolving appeals, as over the course of our existing RAC contract, healthcare providers have increased their pursuit of appeals beyond the first and second levels of appeal to the third level of appeal, where cases are heard by administrative law judges, or ALJs. In our experience, decisions at the third level of appeal are the least favorable as ALJs exercise greater discretion and there is less predictability in the ALJ decisions as compared to appeals at the first or second levels. This increase of ALJ appeals and backlog of claims at the third level of appeal is the primary reason our total estimated liability for appeals (consisting of the estimated liability for appeals plus the contra-accounts-receivable estimated allowance for appeals) has remained at a consistent level despite decreasing revenue from CMS. The balance of the estimated liability for appeals remained at $18.9 million as of March 31, 2017 primarily due to new accruals for the audits we performed in 2016 and 2015 for which ALJ appeals are anticipated. In addition to the $18.9 million related to the RAC contract with CMS, the Company has accrued $0.4 million of additional estimated liability for appeals related to other healthcare contracts. The total accrued liability for appeals is therefore $19.3 million at March 31, 2017.
The $19.3 million balance as of March 31, 2017, represents our best estimate of the probable amount of losses related to appeals of claims for which commissions were previously collected. We estimate that it is reasonably possible that we could be required to pay up to an additional approximately $5.4 million as a result of potentially successful appeals. To the extent that required payments by us related to successful appeals exceed the amount accrued, revenues in the applicable period would be reduced by the amount of the excess.
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
We are currently in the process of its initial assessment to evaluate the impact from the adoption of this guidance on its consolidated financial statements. As part of this process, we are considering our major revenue streams and evaluating our significant contracts therein for potential changes in the amounts and timing of revenue recognition under the new guidance. Based on the work performed to date, we have determined that the following areas are of primary focus: consideration of termination rights and resulting impact on the duration of a contract, applicability of treatment as variable consideration for certain incentive payments, ability to use the ‘right to invoice’ practical expedient for measuring satisfaction of a performance obligation, and potential deferral of certain costs to obtain a contract. We expect to have our preliminary evaluation, including the selection of an adoption method, completed by the third quarter of 2017. We expect to adopt the new revenue recognition guidance in the first quarter of 2018.
Goodwill
We periodically review the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether an impairment may exist. GAAP requires that goodwill and certain intangible assets not subject to amortization be assessed annually for impairment using fair value measurement techniques.
We assess goodwill for impairment on an annual basis as of November 30 of each year or more frequently if an event occurs or changes in circumstances would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If we can support the conclusion that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then we would not need to perform the two-step impairment test. If we cannot support such a conclusion, or we do not elect to perform the qualitative assessment, then the first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. We performed a qualitative assessment of whether it is more likely than not that the reporting unit fair value is less than its carrying amount as of March 31, 2017, and concluded that there was no need to perform an impairment test. We performed a qualitative assessment of whether it is more likely than not that the reporting unit fair value is less than its carrying amount as of November 30, 2016, and concluded that there was no need to perform an impairment test. In December 2016, the Department of Education awarded contracts for student loan recovery services to seven contractors, and we were not selected to receive one of these contract awards. Based on this event, we performed a Step 1 impairment assessment as of December 31, 2016 and concluded that it was not necessary to perform a Step 2 impairment assessment. During 2015, we performed a Step 1 impairment assessment as of November 30, 2015 and concluded that it was not necessary to perform a Step 2 impairment assessment.
Impairments of Depreciable Intangible Assets
The balance of depreciable intangible assets was $5.6 million as of March 31, 2017. We evaluate depreciable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Depreciable intangible assets consist of client contracts and related relationships, and are being amortized over their estimated useful life, which is generally 20 years. We evaluate the client contracts intangible at the individual contract level. The recoverability of such assets is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There was no impairment expense for depreciable intangible assets for the three months ended March 31,2017. For the year ended December 31, 2016, an impairment expense of $15.4 million was recognized relating to the Department of Education customer relationship and was presented as a separate caption in the consolidated statements of operations. For the year ended December 31, 2015, an impairment expense of $0.2 million was recognized to account for the loss of a client and was included in other operating expenses in the consolidated statements of operations.
Recent Accounting Pronouncements
See "Recent Accounting Pronouncements" in Note 1(h) of the Consolidated Financial Statements included in Part I - Item 1 of this report.
Results of Operations
Three Months Ended March 31, 2017 compared to the Three Months Ended March 31, 2016
The following table represents our historical operating results for the periods presented:

	Three Months Ended March 31,
	2017	2016	$ Change	% Change
	(in thousands)
Consolidated Statement of Operations Data:
Revenues	$33,109	$38,279	$(5,170)	(14)%
Operating expenses:
Salaries and benefits	20,696	21,337	(641)	(3)%
Other operating expenses	13,441	14,357	(916)	(6)%
Total operating expenses	34,137	35,694	(1,557)	(4)%
Income (loss) from operations	(1,028)	2,585	(3,613)	(140)%
Interest expense	(1,606)	(2,432)	826	(34)%
Income before provision for (benefit from) income taxes	(2,634)	153	(2,787)	(1,822)%
Provision for (benefit from) income taxes	325	73	252	345%
Net income (loss)	$(2,959)	$80	$(3,039)	(3,799)%
Revenues
Revenues were $33.1 million for the three months ended March 31, 2017, a decrease of approximately 14%, compared to revenues of $38.3 million for the three months ended March 31, 2016.
Student lending revenues were $24.5 million for the three months ended March 31, 2017, representing a decrease of $5.1 million, or 17%, compared to the three months ended March 31, 2016. The decrease was primarily a result of the reduction of revenues from the Department of Education as we have not received new placements of student loans from the Department of Education since our contact expired in April 2015.

Healthcare revenues were $1.6 million for the three months ended March 31, 2017, representing a decrease of $1.1 million, or 41%, compared to the three months ended March 31, 2016. This decrease was due primarily to the wind down of our first RAC contract.
Salaries and Benefits
Salaries and benefits expense was $20.7 million for the three months ended March 31, 2017, a decrease of $0.6 million, or 3%, compared to salaries and benefits expense of $21.3 million for the three months ended March 31, 2016. The decrease in salaries and benefits expense was primarily due to reduced incentive compensation.
Other Operating Expenses
Other operating expenses were $13.4 million for the three months ended March 31, 2017, a decrease of $0.9 million, or 6%, compared to other operating expenses of $14.4 million for the three months ended March 31, 2016. The decrease in other operating expenses was primarily due to lower amortization related to a $15.4 million Department of Education customer relationship intangible impairment charge in 2016 and lower communication and postage expenses related to the wind down of our first RAC contract.
Income (loss) from Operations
Loss from operations was $1.0 million for the three months ended March 31, 2017, compared to income from operations of $2.6 million for the three months ended March 31, 2016, representing a decrease of $3.6 million or 140%. The decrease was primarily the result of lower revenues, which was partially offset by a reduction in salaries and benefits and other operating expenses.
Interest Expense
Interest expense was $1.6 million for the three months ended March 31, 2017, compared to $2.4 million for the three months ended March 31, 2016. Interest expense decreased by approximately $0.8 million or 34% due to repayments of principal under our credit agreement, resulting in a lower outstanding balance.
Income Taxes
We recognized an income tax expense of $0.3 million for the three months ended March 31, 2017, compared to an income tax expense of $0.1 million for the three months ended March 31, 2016. Our effective income tax rate decreased to (12)% for the three months ended March 31, 2017, from 48% for the three months ended March 31, 2016. The decrease in the effective tax rate is primarily due to loss from operations generated in the three months ended March 31, 2017 for which no tax benefit is recognized compared to the income tax expense recorded on income from operations for the three months ended March 31, 2016.
Net Income (Loss)
As a result of the factors described above, net loss was $3.0 million for the three months ended March 31, 2017, which represented a decrease of $3.0 million, or 3,799% compared to net income of $0.1 million for the three months ended March 31, 2016.
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
Because of these limitations, you should consider adjusted EBITDA and adjusted net income alongside other financial performance measures, including net income and our other GAAP results. The following tables present a reconciliation of adjusted EBITDA and adjusted net income for each of the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Adjusted EBITDA:
Net income (loss)	$(2,959)	$80
Provision for income taxes	325	73
Interest expense	1,606	2,432
Restructuring and other expenses (3)	—	232
Depreciation and amortization	2,774	3,390
Stock-based compensation	1,103	1,204
Adjusted EBITDA	$2,849	$7,411

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Adjusted Net Income (Loss):
Net income (loss)	$(2,959)	$80
Stock-based compensation	1,103	1,204
Amortization of intangibles (1)	271	936
Deferred financing amortization costs (2)	366	746
Restructuring and other expenses (3)	—	232
Tax adjustments (4)	(696)	(1,247)
Adjusted Net Income (Loss)	$(1,915)	$1,951

(1)
Represents amortization of capitalized expenses related to the acquisition of Performant by an affiliate of Parthenon Capital Partners in 2004, and also an acquisition in the first quarter of 2012 to enhance our analytics capabilities.

(2)	Represents amortization of capitalized financing costs related to financing conducted in 2012 and costs related to the amendments of the terms of the note payable in 2014 and 2016.

(3)	Represents restructuring costs and severance and termination expenses incurred in connection with termination of employees and consultants.

(4)	Represents tax adjustments assuming a marginal tax rate of 40%.
Liquidity and Capital Resources
Our primary source of liquidity is cash on hand and cash flows from operations. Cash and cash equivalents, which excludes restricted cash, totaled $27.0 million as of March 31, 2017, and consists primarily of cash on deposit with banks. Due to our operating cash flows and our existing cash and cash equivalents and our ability to restructure both our variable and fixed expenses, we believe that we have the ability to meet our working capital and capital expenditure needs through the first quarter of 2018. See "Long-term Debt" below.
The $6.0 million decrease in the balance of our cash and cash equivalents from December 31, 2016, was primarily due to principal repayments of $3.3 million on our long-term debt, and $2.1 million paid as deposits to collateralize our outstanding Letters of Credit as our revolving credit facility expired in March 2017.
Cash flows from operating activities
Cash provided by operating activities was $0.4 million for the three months ended March 31, 2017, and included an increase in accrued salaries and benefits of $1.5 million which was offset by an increase in trade accounts receivable of $1.3 million. Cash provided by operating activities in the three months ended March 31, 2016 was $11.3 million.

Cash flows from investing activities
Cash used in investing activities of $2.8 million for the three months ended March 31, 2017 was mainly for capital expenditures related to information technology, data storage, hardware, telecommunication systems and security enhancements to our proprietary software. Cash used in investing activities in the three months ended March 31, 2016 was $1.8 million.
Cash flows from financing activities
Cash used in financing activities of $3.6 million for the three months ended March 31, 2017 was primarily attributable to repayments of principal of $3.3 million on long-term debt. Cash used in financing activities in the three months ended March 31, 2016 was $32.6 million.
Restricted Cash
As of March 31, 2017, restricted cash included in current assets on our consolidated balance sheet was $7.5 million. On February 19, 2016 the Company deposited $7.5 million into a segregated deposit account in connection with the Fourth Amendment to our credit agreement. The cash in this segregated deposit account is restricted because it is subject to the exclusive control of the Agent.
Estimated liability for appeals and net payable to client
The March 31, 2017 balances of $19.3 million and $13.0 million for the estimated liability for appeals and the net payable to client, respectively, represent obligations that we expect to pay in the near term, although it is difficult to predict the precise timing of the associated cash outflows as they are dependent on the processing and resolution of audit appeals.
Long-term Debt
On March 19, 2012, we, through our wholly owned subsidiary, entered into a $147.5 million credit agreement, as amended and restated, with Madison Capital Funding LLC as administrative agent, ING Capital LLC as syndication agent, and other lenders party thereto. The senior credit facility consists of (i) a $57.0 million Term A loan that matured and was fully paid in March 2017, (ii) a $79.5 million Term B loan that matures in June 2018, and (iii) a $11.0 million revolving credit facility that expired in March 2017. As of March 31, 2017, the remaining outstanding Term B loan balance, under our credit agreement, including the current portion was $51.8 million.
On May 3, 2017, we further amended the credit agreement (Eighth Amendment) to extend the maturity date of the Term B loan to June 19, 2018. As a result of this extension, regularly scheduled quarterly amortization payments of $247,500 will also extend through March 31, 2018, with the remaining outstanding principal amount being due on the June 19, 2018 maturity date. Interest on the Term B loan charged under the credit agreement was also increased by 3.00% per annum, however the amount of such increased interest will be payable in kind. Pursuant to the Eighth Amendment, the quarterly and annual financial reporting covenants were also modified to require that the Company’s financial statements not contain a qualification, if required by GAAP, with respect to our ability to continue as a going concern.
All borrowings under the credit agreement bear interest at a rate per annum equal to an applicable margin plus, at our option, either (i) a base rate determined by reference to the highest of (a) the prime rate published in the Wall Street Journal or another national publication, (b) the federal funds rate plus 0.5%, (c) the sum of (A) the 1-month LIBOR rate and (B) the difference between the then effective applicable margins for LIBOR loans and base rate loans and (d) 2.5% or (ii) a LIBOR rate determined by reference to the highest of (a) a LIBOR rate published in Reuters or another national publication and (b) 1.5%. The Term B loan (including the incremental Term B loan) has an applicable margin of 6.25% for base rate loans and 7.25% for LIBOR rate loans plus an additional interest component of 3.00% which is payable in kind. Interest is due at the end of each month for base rate loans and at the end of each LIBOR period for LIBOR rate loans unless the LIBOR period is greater than 3 months, in which case interest is due at the last day of each 3-month interval of such LIBOR period.
The credit agreement requires us to prepay the term loan under certain circumstances: (i) with 100% of the net cash proceeds of any asset sale or other disposition of assets by us or our subsidiaries where the net cash proceeds exceed $1 million and (ii) 75% of our annual excess cash flow (which as of March 31, 2017 is now payable quarterly) reduced by any voluntary prepayments that are made on our term loans during the same period. With respect to (ii) above, in April 2017, May 2015 and May 2014, the Company made payments of $0.2 million, $7.0 million and $11.5 million, respectively, to the lenders. In addition, the Company made a prepayment of $1.3 million to the lenders in July 2015 with proceeds from a sale of land in San Angelo, TX.

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
The credit agreement also requires us to meet certain financial covenants, including maintaining (i) a total debt to EBITDA ratio, (ii) an interest coverage ratio, and (iii) maximum capital expenditures, as such terms are defined in our credit agreement. These financial covenants are tested at the end of each year, quarter or month, as applicable. The table below further describes these financial covenants, as well as our current status under these covenants as of March 31, 2017.

Financial Covenant	Covenant Requirement	Actual Ratio at March 31, 2017
Total debt to EBITDA ratio (maximum)	4.75 to 1.0	2.33
Interest coverage ratio (minimum)	1.75 to 1.0	3.87
Annual capital expenditures	$8,000,000	N/A
Pursuant to the Eighth Amendment to our credit agreement, our financial covenants were modified as follows:

•	The annual capital expenditure limitation of $8 million for the year ending December 31, 2017 has been extended through the first quarter of 2018, to be $3 million for such quarter.

•	The total debt to EBITDA ratio of 4.75 to 1.0, which was in effect for the computation period ending as of December 31, 2017, has been extended through March 31, 2018.

•	The interest coverage ratio of 1.75 to 1.0 in effect for the computation period ending December 31, 2017 has been extended through March 31, 2018.
As of March 31, 2017, we had outstanding indebtedness under our credit agreement in the principal amount of $51.8 million.  Our existing cash resources and cash flows expected from operations over the next twelve months are not expected to be sufficient for us to pay the principal amount that will be due on June 19, 2018. Further, although our current financial projections show that we will be able to maintain compliance with our financial covenants and make all scheduled debt service payments prior to, but not including the June 19, 2018 maturity date, there is no assurance that we will be able to maintain such compliance or comply with a new covenant in our credit agreement to the effect that our quarterly and annual financial statements are required to be delivered to our lenders not containing a qualification, if required by GAAP, with respect to our ability to continue as a going concern.  Accordingly, we expect that it will be necessary to refinance our indebtedness in the near term or restructure or obtain further modifications to the terms of that indebtedness from our lenders.  There is no assurance that new financing will be available to us in amounts sufficient to refinance this indebtedness or that any financing will be available on reasonable terms.  Further, any new financing may result in a potentially dilutive issuance of equity securities or the issuance of new debt at higher interest rates and require us to comply with more restrictive covenants.  In the absence of new financing, there is no assurance that our existing lenders will agree to any further restructuring or modification of the terms of our existing indebtedness on or before the June 2018 maturity date or in connection with any earlier potential default.  Our ability to refinance or restructure our indebtedness will depend on the financial condition and results of operations of our business, which have suffered in recent periods as further described in the Risk Factors, and will also depend on factors completely outside of our control such as the condition of the capital markets at the time of any potential financing. If we cannot make scheduled payments on our debt or maintain compliance with our covenants, we will be in default and, as a result, our lenders could declare all outstanding principal and interest to be due and payable, and our lenders could foreclose against the assets securing our borrowings and we could be forced into bankruptcy or liquidation.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We do not hold or issue financial instruments for trading purposes. We conduct all of our business in U.S. currency and therefore do not have any material direct foreign currency risk. We do have exposure to changes in interest rates with respect to the borrowings under our senior secured credit facility, which bear interest at a variable rate based on the prime rate or LIBOR. For example, if the interest rate on our borrowings increased 100 basis points (1%) from the credit facility floor of 1.5%, our annual interest expense would increase by approximately $0.5 million.
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
Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were functioning effectively at the reasonable assurance level as of March 31, 2017.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended March 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to Our Business
We have significant indebtedness maturing in June 2018 and we do not anticipate that our existing cash resources and expected cash flows from operations will be sufficient to repay the principal at maturity.  There is no assurance that we will be able to refinance our indebtedness due in June 2018 prior to maturity, that we will be able to restructure or obtain modifications to the terms of our existing indebtedness from our lenders prior to maturity or that we will be able to avoid a breach of the covenants in our credit agreement, any of which would cause us to be in default.
As of March 31, 2017, we had outstanding indebtedness under our credit agreement in the principal amount of $51.8 million.  Our existing cash resources and cash flows expected from operations over the next twelve months are not expected to be sufficient for us to pay the principal amount that will be due on June 19, 2018. Further, although our current financial projections show that we will be able to maintain compliance with our financial covenants and make all scheduled debt service payments prior to, but not including the June 19, 2018 maturity date, there is no assurance that we will be able to maintain such compliance or comply with a new covenant in our credit agreement to the effect that our quarterly and annual financial statements are required to be delivered to our lenders not containing a qualification, if required by GAAP, with respect to our ability to continue as a going concern.  Accordingly, we expect that it will be necessary to refinance our indebtedness in the near term or restructure or obtain further modifications to the terms of that indebtedness from our lenders.  There is no assurance that new financing will be available to us in amounts sufficient to refinance this indebtedness or that any financing will be available on reasonable terms.  Further, any new financing may result in a potentially dilutive issuance of equity securities or the issuance of new debt at higher interest rates and require us to comply with more restrictive covenants.  In the absence of new financing, there is no assurance that our existing lenders will agree to any further restructuring or modification of the terms of our existing indebtedness on or before the June 2018 maturity date or in connection with any earlier potential covenant default.  Our ability to refinance or restructure our indebtedness will depend on the financial condition and results of operations of our business, which have suffered in recent periods as further described in these Risk Factors and elsewhere in this Report, and will also depend on factors completely outside of our control such as the condition of the capital markets at the time of any potential financing. If we cannot make scheduled payments on our debt or maintain compliance with our covenants, we will be in default and, as a result, our lenders could declare all outstanding principal and interest to be due and payable, and our lenders could foreclose against the assets securing our borrowings and we could be forced into bankruptcy or liquidation.
Revenues generated from our three largest clients represented 55% of our revenues in both 2016 and 2015. Any termination of or deterioration in our relationship with any of our other significant clients would result in a further decline in our revenues.
We have derived a substantial majority of our revenues from a limited number of clients, including the Department of Education, and several GAs. Revenues from our three largest clients represented 55% of our revenues for the year ended December 31, 2016 and 55% of our revenues for the year ended December 31, 2015. The Department of Education was responsible for approximately 16% of our revenues for the year ended December 31, 2016 and the Department of Education announced in December 2016 that we were not selected as one of the contractors under its new student loan recovery contract. While our protest of this contract decision was recently upheld by the GAO, there is no assurance that this decision will result in our ability to ultimately obtain a contract award. We have a relationship with numerous GAs in the U.S. including Great Lakes Higher Education Guaranty Corporation and Pennsylvania Higher Education Assistance Authority, which were responsible for 24% and 16%, respectively, of our revenues for the year ended December 31, 2016. If we are not ultimately successful in obtaining a new contract award from the Department of Education, our business will become even more dependent on our business relationships with our GA clients and there is no assurance that we will be able to maintain these relationships. All of our contracts with our significant clients are subject to periodic renewal and re-bidding processes and if we lose one of these clients or if the terms of our relationships with any of these clients become less favorable to us, our revenues would decline, which would harm our business, financial condition and results of operations.
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
Substantially all of our existing contracts for the recovery of student loans and other receivables, which represented approximately 95% of our revenues for the year ended March 31, 2017 and 92% of our revenues in the year ended December 31, 2016, enable our clients to unilaterally terminate their contractual relationship with us at any time without penalty, potentially leading to loss of business or renegotiation of terms. These include our contracts with Great Lakes Higher Education Guaranty Corporation and Pennsylvania Higher Education Assistance Authority, which were responsible for 24% and 16%, respectively, of our revenues for the year ended December 31, 2016. Further, most of our contracts in these markets allow our clients to unilaterally change the volume of loans and other receivables that are placed with us or the payment terms at any given time. In addition, most of our contracts are not exclusive, with our clients retaining multiple service providers with whom we must compete for placements of loans or other obligations. Therefore, despite our contractual relationships with our clients, our contracts do not provide assurance that we will generate a minimum amount of revenues or that we will receive a specific volume of placements.
Our revenues and operating results would be negatively affected if our student loan and receivables clients, which include our five largest clients in 2016 and four of our five largest clients in 2015, reduce the volume of student loan placements provided to us, modify the terms of service, including the success fees we are able to earn upon recovery of defaulted student loans, or any of these clients establish more favorable relationships with our competitors. For example, effective July 1, 2015, the Department of Education implemented a fixed fee of $1,710 payable for each loan that is rehabilitated in place of a recovery fee that historically had been based on a percentage of the balance of the rehabilitated loan. Further, in December 2016, the Department of Education announced the award of seven new contracts and we did not receive one of the new awards. We, along with 19 other contractors who did not receive contract awards from the Department of Education, filed protests with the GAO regarding the Department of Education’s award of these contracts. While our protest of this contract decision was recently upheld by the GAO, there is no assurance that this decision will result in our ability to ultimately obtain a contract award. If we are not successful in obtaining a contract award from the Department of Education through this process, the volume of student loan placements to us will be significantly harmed, which will result in a material negative impact on our results of operations and cash flows and our ability to repay or refinance our indebtedness.
The Department of Education, our longstanding and significant client, recently announced that we would not receive a new contract for the recovery of student loans. While we were successful with the protest we filed in connection with the original contract decision, if we are not successful in obtaining a contract award from the Department of Education through this process, our results of operations and cash flows will be harmed and it will be more difficult for us to repay or refinance our indebtedness.
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
In December 2016, the Department of Education announced the award of seven new contracts and we did not receive one of the new awards. We, along with 19 other contractors who did not receive contract awards from the Department of Education, filed protests with the GAO regarding the Department of Education’s award of these contracts. In March 2017, the GAO upheld this protest. At this time, we do not know what actions the Department of Education will take in response to the GAO’s decision.  If we are not successful in obtaining a contract award from the Department of Education as a result of our successful appeal, our results of operations and cash flows will be harmed and it will be more difficult for us to repay or refinance our indebtedness.

Over the course of our first RAC contract, there has been an increase in the number of appeals by healthcare providers to the third, or ALJ, level of appeal relating to claims we have audited, and there can be no assurance that our estimated liability for such appeals will be adequate.
Under our RAC contract with CMS, we recognize revenues when the healthcare provider has paid CMS for a claim or has agreed to an offset against other claims by the provider. Healthcare providers have the right to appeal a claim and may pursue additional levels of appeal if the initial appeal is found in favor of CMS. We accrue an estimated liability for appeals at the time revenue is recognized based on our estimate of the amount of revenue probable of being refunded to CMS following successful appeal based on historical data and other trends relating to such appeals. In addition, if our estimate of liability for appeals with respect to revenues recognized during a prior period changes, we increase or decrease the estimated liability reserve in the current period. Over the course of our first RAC contract, healthcare providers have increased their pursuit of appeals beyond the first and second levels of appeal to the third level of appeal, where cases are heard by administrative law judges, or ALJs. In our experience, decisions at the third level of appeal are the least favorable as ALJs exercise greater discretion and there is less predictability in the ALJ decisions as compared to appeals at the first or second levels. The pursuit of third level appeals by healthcare providers has also resulted in a backlog of claims at that level of appeal. This increase of ALJ appeals and backlog of claims at the third level of appeal is the primary reason our total estimated liability for appeals (consisting of the estimated liability for appeals plus the contra-accounts-receivable estimated allowance for appeals) has grown from a balance of $16.4 million at December 31, 2013 to $18.6 million as of December 31, 2014 to $19.0 million as of both December 31, 2015, and December 31, 2016, and decreased to $18.9 million as of March 31, 2017. Our estimates for our appeal reserve are subject to uncertainties, and accordingly we may underestimate the number of successful appeals or the financial impact of successful appeals in a given year or period. To the extent that the amount of commissions that we are required to return to CMS as a result of successful appeals exceeds our estimated appeals reserve, our revenues in the applicable period will be reduced by the amount of such excess. If we underestimate the amount of commissions that are subject to successful appeal, our revenues in future periods could be adversely affected. In addition, each of the subcontractors we engaged to assist in the recovery services under our RAC contract are similarly obligated to refund fees that they received from claims that are later overturned on appeal. To the extent any of our subcontractors fail to refund amounts that are due upon an appeals relating to claim that they were responsible for, we may be obligated to pay such amounts directly to CMS, which could have a material impact on our financial position.
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
Our ability to make claims under the first RAC contract was limited during each of the last three years by restrictions imposed on the scope of our audit activities and by contract transition rules announced by CMS that involved periodic suspension of audit activities. These limitations had a material adverse effect on our revenues and operating results. Our revenues from CMS during the three months ended March 31, 2017 were $0.1 million compared to $1.2 million during the same period in 2016. While we were recently awarded two new RAC contracts, we are uncertain about the scope of permitted audit and if the scope of audit is not increased, our revenues and the value of the new RAC contracts will be constrained. In addition, we expect there will be an approximately four to six month period from the date that we are permitted to start performing recovery services until we start to recognize revenues under our new RAC contracts. Accordingly, the start date of April 2017 for the new RAC contracts means that these new contracts will not have a significant impact on our 2017 revenues, although we will incur related start-up expenses in 2017.
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
Our revenues and operating results could vary significantly from period-to-period and may fail to match our past performance because of a variety of factors, some of which are outside of our control. Any of these factors could cause the price of our common stock to fluctuate. Factors that could contribute to the variability of our operating results include:

•	the amount of defaulted student loans and other receivables that our clients place with us for recovery;

•	the timing of placements of student loans and other receivables which are entirely in the discretion of our clients;

•	the schedules of government agencies for awarding contracts including the result of our recent successful appeal against the Department of Education’s contract award decision;

•	our ability to successfully identify improper Medicare claims and the number and type of potentially improper claims that CMS authorizes us to pursue under our RAC contact;

•	the loss or gain of significant clients or changes in the contingency fee rates or other significant terms of our business arrangements with our significant clients;

•	technological and operational issues that may affect our clients and regulatory changes in the markets we service; and

•	general industry and macroeconomic conditions.
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
Parthenon Capital Partners and Invesco Ltd. beneficially owned approximately 26.7% and 19.0% of our common stock, respectively, as of March 31, 2017. As a result of their ownership, Parthenon Capital Partners and Invesco Ltd. have the ability to influence the outcome of matters submitted to a vote of stockholders and, through our board of directors, the ability to influence decision‑making with respect to our business direction and policies. Parthenon Capital Partners and Invesco Ltd. may have interests different from our other stockholders’ interests, and may vote in a manner adverse to those interests. Matters over which Parthenon Capital Partners and Invesco Ltd. can, directly or indirectly, exercise influence include:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sale of Unregistered Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4 . MINE SAFETY DISCLOSURES
None
ITEM 5 . OTHER INFORMATION
None

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
Date: May 10, 2017
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