Form 10-Q
period 2017-09-30
Performant Financial Corp
filed 2017-11-13
CIK 1550695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
The number of shares of Common Stock outstanding as of November 13, 2017 was 50,961,377.

PERFORMANT FINANCIAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2017
INDEX

i

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$23,179	$32,982
Restricted cash	—	7,502
Trade accounts receivable, net of allowance for doubtful accounts of $0 and $224, respectively	12,490	11,484
Deferred income taxes	—	5,331
Prepaid expenses and other current assets	14,222	12,686
Income tax receivable	1,454	2,027
Total current assets	51,345	72,012
Property, equipment, and leasehold improvements, net	21,393	23,735
Identifiable intangible assets, net	5,066	5,895
Goodwill	81,572	82,522
Deferred income taxes	3,534	—
Other assets	897	914
Total assets	$163,807	$185,078
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of notes payable, net of unamortized debt issuance costs of $138 and $1,294, respectively	$1,512	$9,738
Accrued salaries and benefits	5,640	4,315
Accounts payable	1,052	628
Other current liabilities	3,860	4,409
Estimated liability for appeals	19,145	19,305
Net payable to client	12,669	13,074
Total current liabilities	43,878	51,469
Notes payable, net of current portion and unamortized debt issuance costs of $3,549 and $272, respectively	38,801	43,878
Deferred income taxes	—	1,130
Other liabilities	2,099	2,356
Total liabilities	84,778	98,833
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized, 500,000 shares at September 30, 2017 and December 31, 2016; issued and outstanding 50,949 and 50,234 shares at September 30, 2017 and December 31, 2016, respectively	5	5
Additional paid-in capital	71,684	65,650
Retained earnings	7,340	20,590
Total stockholders’ equity	79,029	86,245
Total liabilities and stockholders’ equity	$163,807	$185,078
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$29,744	$31,195	$98,760	$107,548
Operating expenses:
Salaries and benefits	20,494	18,710	61,640	60,107
Other operating expenses	13,496	12,311	43,019	40,401
Total operating expenses	33,990	31,021	104,659	100,508
Income (loss) from operations	(4,246)	174	(5,899)	7,040
Interest expense	(2,459)	(1,863)	(5,683)	(6,136)
Income (loss) before provision for (benefit from) income taxes	(6,705)	(1,689)	(11,582)	904
Provision for (benefit from) income taxes	1,146	(974)	1,668	62
Net income (loss)	$(7,851)	$(715)	$(13,250)	$842
Net income (loss) per share
Basic	$(0.15)	$(0.01)	$(0.26)	$0.02
Diluted	$(0.15)	$(0.01)	$(0.26)	$0.02
Weighted average shares
Basic	50,852	50,200	50,581	49,974
Diluted	50,852	50,200	50,581	50,401
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$(7,851)	$(715)	$(13,250)	$842
Other comprehensive income:
Foreign currency translation adjustment	1	(1)	(4)	24
Comprehensive income (loss)	$(7,850)	$(716)	$(13,254)	$866

See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net income (loss)	$(13,250)	$842
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on disposal of assets	67	12
Impairment of goodwill and intangible assets	1,081	—
Depreciation and amortization	8,381	10,098
Deferred income taxes	667	(2,455)
Stock-based compensation	3,027	3,546
Interest expense from debt issuance costs	989	874
Write-off unamortized debt issuance costs	1,049	468
Interest expense paid in kind	331	—
Changes in operating assets and liabilities:
Trade accounts receivable	(1,006)	7,656
Prepaid expenses and other current assets	(1,536)	55
Income tax receivable	573	(658)
Other assets	17	22
Accrued salaries and benefits	1,325	3,757
Accounts payable	424	152
Other current liabilities	(547)	(2,210)
Income taxes payable	—	(895)
Estimated liability for appeals	(160)	438
Net payable to client	(405)	(981)
Other liabilities	(257)	(230)
Net cash provided by operating activities	770	20,491
Cash flows from investing activities:
Purchase of property, equipment, and leasehold improvements	(5,408)	(5,529)
Net cash used in investing activities	(5,408)	(5,529)
Cash flows from financing activities:
Repayment of notes payable	(55,513)	(29,307)
Restricted cash for repayment of notes payable	7,502	(7,507)
Debt issuance costs paid	(858)	(800)
Taxes paid related to net share settlement of stock awards	(382)	(261)
Proceeds from exercise of stock options	90	333
Borrowings from notes payable	44,000	—
Income tax benefit from employee stock options	—	103
Payment of purchase obligation	—	(427)
Net cash used in financing activities	(5,161)	(37,866)
Effect of foreign currency exchange rate changes on cash	(4)	24
Net decrease in cash and cash equivalents	(9,803)	(22,880)
Cash and cash equivalents at beginning of period	32,982	71,182
Cash and cash equivalents at end of period	$23,179	$48,302
Non-cash financing activities:
Recognition of warrant issued in debt financing	$3,302	$—
Supplemental disclosures of cash flow information:

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

Cash paid for income taxes	$540	$3,976
Cash paid for interest	$2,835	$4,797

See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2017 and 2016
(Unaudited)

1. Organization and Description of Business

(a)	Basis of Presentation and Organization
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary (consisting only of normal recurring adjustments) for a fair presentation of our and our subsidiaries’ financial position at September 30, 2017, the results of our operations for the three and nine months ended September 30, 2017 and 2016 and cash flows for the nine months ended September 30, 2017 and 2016. Interim financial statements are prepared on a basis consistent with our annual consolidated financial statements. The interim financial statements included herein should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the years ended December 31, 2016, 2015, and 2014.
The Company is a leading provider of technology-enabled audit, recovery, and analytics services in the United States. The Company's services help identify improper payments, and in some markets, restructure and recover delinquent or defaulted assets and improper payments for both government and private clients across different markets. The Company's clients typically operate in complex and regulated environments and outsource their recovery needs in order to reduce losses on billions of dollars of defaulted student loans, improper healthcare payments and delinquent state tax and federal treasury receivables. The Company generally provides services on an outsourced basis, where we handle many or all aspects of the clients’ various processes.
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

(b)	Revenues, Accounts Receivable, and Estimated Liability for Appeals
Revenue is recognized upon the collection of defaulted loan and debt payments. Loan rehabilitation revenue is recognized when the rehabilitated loans are sold (funded) by clients. Incentive revenue is recognized upon receipt of official notification of incentive award from customers. Under the Company’s Medicare Recovery Audit Contractor, or RAC, contract with Centers for Medicare and Medicaid Services, or CMS, the Company recognizes revenues when the healthcare provider has paid CMS for a given claim or has agreed to an offset against other claims by the provider. Providers have the right to appeal a claim and may pursue additional appeals if the initial appeal is found in favor of CMS. The Company accrues an estimated liability for appeals at the time revenue is recognized based on the Company's estimate of the amount of revenue probable of being refunded to CMS following successful appeal. In addition, if the Company's estimate of the liability for appeals with respect to revenues recognized during a prior period changes, the Company increases or decreases current period accruals based on such change in estimated liability. At September 30, 2017, a total of $18.8 million was presented as an allowance against revenue, representing the Company’s estimate of claims audited under the CMS contract that may be overturned. Of this, none was related to accounts receivable and $18.8 million was related to commissions which had already been received. In addition to the $18.8 million related to the RAC contract with CMS, the Company has accrued $0.3 million of additional estimated liability for appeals related to other healthcare contracts. The total accrued liability for appeals of $19.1 million has been presented in the caption estimated liability for appeals at September 30, 2017.  At December 31, 2016, the total appeals-related liability was $19.3 million. The $19.1 million balance at September 30, 2017 and $19.3 million at December 31, 2016, represent the Company’s best estimate of the probable amount of losses related to appeals of claims for which commissions were previously collected. In addition to the $19.1 million amount accrued at September 30, 2017, the Company estimates that it is reasonably possible that it could be required to pay an additional amount up to approximately $5.4 million as a result of potentially successful appeals. To the extent that required payments by the Company exceed the amount accrued, revenues in the applicable period would be reduced by the amount of the excess. The zero allowance against accounts receivable at September 30, 2017 resulted from no customer receivables existing in an aged position which required a specific reserve; while the allowance at December 31, 2016 was $0.2 million.

(c)	Net Payable to Client
The Company nets outstanding accounts receivable invoices from an audit and recovery contract against payables for overturned audits. The overturned audits are netted against current fees due on the invoice to the client when they are processed by the client’s system. The “Net payable to client” balance of $12.7 million and $13.1 million at September 30, 2017 and December 31, 2016, respectively, represent the excess of payables for overturned audits. The Company expects that the net payable to client balance will be paid to the client within the next twelve months.

(d)	Prepaid Expenses and Other Current Assets
At September 30, 2017, prepaid expenses and other current assets includes $5.6 million of amounts estimated to become due from subcontractors. The Company employs subcontractors to audit claims as part of an audit & recovery contract, and to the extent that audits by these subcontractors are overturned on appeal, the fees associated with such claims are contractually refundable to the Company. At September 30, 2017, the receivable associated with estimated future overturns of subcontractor audits was $5.6 million. In addition, at September 30, 2017, prepaid expenses and other current assets includes a net receivable of $3.7 million for subcontractor fees for already overturned audits refundable to the Company once the Company refunds its fees to the client as prime contractor. By comparison, at December 31, 2016, prepaid expenses and other current assets included $5.7 million of estimated future overturns of subcontractor audits, as well as a net receivable of $3.7 million for subcontractor fees for already overturned audits refundable to the Company once the Company refunds its fees to the client as prime contractor.

(e)	Impairment of Goodwill and Long-Lived Assets
Goodwill and long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. For the nine months ended September 30, 2017, an impairment expense of $1.1 million was recognized to account for the write-off of goodwill and intangible assets in one of our subsidiaries, Performant Europe Ltd., due to the Company's decision to wind down activity in this business. The expense has been included in other operating expenses in the consolidated statements of operations. There was no impairment expense for goodwill and long-lived assets for the nine months ended September 30, 2016.

(f)	Restricted Cash
On August 3, 2017, $6.0 million of restricted cash was paid to the administrative agent for the benefit of the lenders under our Prior Credit Agreement. At September 30, 2017, and at December 31, 2016, restricted cash included in current assets on our consolidated balance sheet was $0.0 million and $7.5 million, respectively.

(g)	New Accounting Pronouncements
Recently Adopted Accounting Standards
In November 2015, the FASB issued Accounting Standards Update (ASU) 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes" ("ASU 2015-17"), which simplifies the reporting requirements of deferred taxes by requiring all organizations to classify all deferred tax assets and liabilities, along with any related valuation allowance, as noncurrent. The guidance is effective for public companies with annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. We adopted ASU-2015-17 during our first quarter of 2017 on a prospective basis.

During the first quarter 2017, the Company adopted ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting" (ASU 2016-09) on a prospective basis.  As a result of the adoption, the Company recognized $84 thousand of income tax expense for the nine months ended September 30, 2017.  These tax benefits, or shortfalls, were historically recorded in equity.  In addition, cash flows related to excess tax benefits, or shortfalls, are now classified as an operating activity.  Cash paid on employees’ behalf related to shares withheld for tax purposes is classified as a financing activity, consistent with prior year’s presentation.
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

2. Property, Equipment, and Leasehold Improvements
Property, equipment, and leasehold improvements consist of the following at September 30, 2017 and December 31, 2016 (in thousands):

	September 30, 2017	December 31, 2016
Land	$1,122	$1,122
Building and leasehold improvements	6,223	6,203
Furniture and equipment	5,706	5,656
Computer hardware and software	70,615	67,861
	83,666	80,842
Less accumulated depreciation and amortization	(62,273)	(57,107)
Property, equipment and leasehold improvements, net	$21,393	$23,735
Depreciation expense of property, equipment and leasehold improvements was $2.5 million and $2.4 million for the three months ended September 30, 2017 and 2016, respectively, $7.7 million and $7.3 million for the nine months ended September 30, 2017 and 2016, respectively.
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
On November 4, 2014, February 19, 2016, July 26, 2016, October 27, 2016, and March 22, 2017, the Prior Credit Agreement was further amended to, among other things, modify a number of existing covenants and add new covenants requiring the Company to maintain a minimum cash balance, comply with an interest coverage ratio and achieve minimum EBITDA levels. On May 3, 2017, we further amended the credit agreement (the "Eighth Amendment") to extend the maturity date of the Term B loan to June 19, 2018. As a result of this extension, regularly scheduled quarterly amortization payments of $247,500 were also extended through March 31, 2018, with the remaining outstanding principal amount due on the June 19, 2018 maturity date. Interest on the Term B loan charged under the credit agreement was also increased by 3.00% per annum, however the amount of such increased interest was payable in kind. Pursuant to the Eighth Amendment, the quarterly and annual financial reporting covenants were also modified to require that the Company’s financial statements not contain a qualification, if required by GAAP, with respect to our ability to continue as a going concern.
On August 7, 2017, we, through our wholly-owned subsidiary Performant Business Services, Inc. (the "Borrower"), entered into a new credit agreement with ECMC Group, Inc. (the “New Credit Agreement”).  The New Credit Agreement provides for a term loan facility in the initial amount of $44 million (the “Initial Term Loan”) and for up to $15 million of additional term loans (“Additional Term Loans”; and together with the Initial Term Loan, the “Loans”) which Additional Term Loans may be drawn until the second anniversary of the funding of the Initial Term Loans, subject to the satisfaction of customary conditions.  On August 11, 2017, the Initial Term Loan was advanced (the "Closing Date") and the proceeds were applied to repay all outstanding amounts under the Prior Credit Agreement.  On September 29, 2017, we entered into Amendment No. 1 to the New Credit Agreement to extend the initial interest payment due date to December 31, 2017. Approximately $2 million of contingent reimbursement obligations with respect to outstanding but undrawn letters of credit remain outstanding under the Prior Credit Agreement, however, those contingent reimbursement obligations will remain cash collateralized with the administrative agent.
The Loans will mature on the third anniversary of the Closing Date, however we will have the option to extend the maturity of the Loans for two additional one year periods, subject to the satisfaction of customary conditions.  The Loans will bear interest at the one-month LIBOR rate (subject to a 1% per annum floor) plus a margin which may vary from 5.5% per annum to 10.0% per annum based on our total debt to EBITDA ratio.  The Initial Term Loans will initially bear interest at LIBOR plus 7.0% per annum.  We will be required to pay 5% of the original principal balance of the Loans annually in quarterly installments beginning March 31, 2018, and to offer to make mandatory prepayments of the Loans with a percentage of our excess cash flow which may vary between 75% and 0% depending on our total debt to EBITDA ratio.  In addition to mandatory prepayments for excess cash flow, we will also be required to offer to prepay the Loans with the net cash proceeds of certain asset dispositions and with the issuance of debt not otherwise permitted under the New Credit Agreement.  Except in connection with a change of control and the payment of a 1% premium, we will not be permitted to voluntarily prepay the Loans until after the first anniversary of the Closing Date.  We will be permitted to prepay the Loans during the second year after the Closing Date if accompanied by a prepayment premium of 1%.  Thereafter, we will be permitted to prepay the Loans without any prepayment premium.
The New Credit Agreement contains certain restrictive financial covenants which became effective on the Closing Date. Such covenants require, among other things, that we meet a minimum fixed charge coverage ratio of 0.5 to 1.0 through December 31, 2019, 1.0 to 1.0 through June 30, 2020 (or until December 31, 2020 if the maturity date of the Loans is extended until the fourth anniversary of the Closing Date), 1.25 to 1.0 through June 30, 2021 if the maturity date of the Loans is extended until the fourth anniversary of the Closing Date and 1.25 to 1.0 through June 30, 2022 if the maturity date of the Loans is extended until the fifth anniversary of the Closing Date. In addition, we will be required to maintain, a maximum total debt to EBITDA ratio of 6.00 to 1.00. The New Credit Agreement also contains covenants that will restrict the Company and its subsidiaries’ ability to incur certain types or amounts of indebtedness, incur liens on certain assets, make material changes in corporate structure or the nature of its business, dispose of material assets, engage in a change in control transaction, make certain foreign investments, enter into certain restrictive agreements, or engage in certain transactions with affiliates.
The obligations under the New Credit Agreement are secured by substantially all of our United States domestic subsidiaries' assets and are guaranteed by the Company and its United States domestic subsidiaries, other than the Borrower.
As a result of our entry into our New Credit Agreement, and the repayment of all amounts owed under the Prior Credit Agreement, we wrote off debt issuance costs related to the Prior Credit Agreement of approximately $1.0 million in August 2017.
Scheduled payments under the Agreement for the next five years and thereafter are as follows (in thousands):

Year Ending December 31,	Amount
Remainder of 2017	$—
2018	2,200
2019	2,200
2020	39,600
2021	—
Thereafter	—
Total	$44,000
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
The Company has accounted for this warrant as an equity instrument since the Warrant is indexed to the Company’s common shares and meets the criteria for classification in shareholders’ equity. The relative fair value of the Warrant on the date of issuance was approximately $3.3 million and is treated as a discount to the debt. This amount will be amortized to interest expense under the effective interest method over the life of the Term Loan, which is a period of 36 months. The Company estimated the value of the Warrant using the Black-Scholes model. The key assumptions used to value the Warrant are as follows:

Exercise price	$1.92
Share price on date of issuance	$1.85
Volatility	50.0%
Risk-free interest rate	1.83%
Expected dividend yield	—%
Contractual term (in years)	5
In addition, at the closing of the Term Loan, the Company paid transaction costs of $0.6 million, which were recorded as a discount on the debt and will be amortized to interest expense using the effective interest method over the life of the initial Term Loan, which is a period of 36 months.
Outstanding debt obligations are as follows (in thousands):

September 30, 2017
Principal amount	$44,000
Less: unamortized discount and debt issuance costs	(3,687)
Loan payable less unamortized discount and debt issuance costs	40,313
Less: current maturities	(1,512)
Long-term loan payable, net of current maturities	$38,801
4. Commitments and Contingencies
We have entered into various non-cancelable operating lease agreements for certain of our office facilities and equipment with original lease periods expiring between 2017 and 2022. Certain of these arrangements have free rent periods and /or escalating rent payment provisions, and we recognize rent expense under such arrangements on a straight-line basis. In October 2017, we renewed our lease agreements for office space for approximately 50,000 square feet in Livermore, California.
Future minimum rental commitments under non-cancelable leases as of September 30, 2017 are as follows (in thousands):

Year Ending December 31,	Amount
Remainder of 2017	$393
2018	2,223
2019	2,158
2020	2,109
2021	1,377
Thereafter	933
Total	$9,193
Operating lease expense was $0.6 million and $0.7 million for the three months ended September 30, 2017 and 2016, respectively, and was $2.0 million and $2.1 million for the nine months ended September 30, 2017 and 2016, respectively.
5. Stock-based Compensation
(a) Stock Options
Total stock-based compensation expense charged as salaries and benefits expense in the consolidated statements of operations was $0.7 million and $1.2 million for the three months ended September 30, 2017 and 2016, respectively, and $3.0 million and $3.5 million for the nine months ended September 30, 2017 and 2016, respectively.

The following table shows stock option activity for the nine months ended September 30, 2017:

	Outstanding Options	Weighted average exercise price per share	Weighted average remaining contractual life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2016	3,506,529	$7.32	5.04	$1,367
Granted	—	—
Forfeited	(159,310)	5.38
Exercised	(188,959)	0.50
Outstanding at September 30, 2017	3,158,260	$7.83	4.41	$613
Vested, exercisable, expected to vest(1) at September 30, 2017	3,149,795	$7.83	4.41	$613
Exercisable at September 30, 2017	2,980,079	$7.98	4.24	$610

(1)	Options expected to vest reflect an estimated forfeiture rate.
The Company recognizes share-based compensation costs as expense on a straight-line basis over the option vesting period, which generally is four to five years.
(b) Restricted Stock Units and Performance Stock Units
The following table summarizes restricted stock unit and performance stock unit activity for the nine months ended September 30, 2017:

	Number of Awards	Weighted average grant date fair value per share
Outstanding at December 31, 2016	2,060,240	$2.70
Granted	1,481,252	2.41
Forfeited	(371,800)	2.98
Expired	(40,500)	2.57
Vested and converted to shares, net of units withheld for taxes	(533,872)	2.73
Units withheld for taxes	(209,743)	2.73
Outstanding at September 30, 2017	2,385,577	$2.46
Expected to vest at September 30, 2017	2,266,348	$2.46
Restricted stock units and performance stock units granted under the Performant Financial Corporation 2012 Stock Incentive Plan generally vest over periods ranging from one to four years.
6. Income Taxes
Our effective income tax rate changed to a negative rate of (14.4)% for the nine months ended September 30, 2017 from 6.9% for the nine months ended September 30, 2016. The decrease in the effective tax rate is primarily due to more significant losses from operations generated in the nine months ended September 30, 2017 for which no tax benefit is recognized compared to the income tax expense recorded on income from operations for the nine months ended September 30, 2016.
We file income tax returns with the U.S. federal government and various state jurisdictions. We operate in a number of state and local jurisdictions, most of which have never audited our records. Accordingly, we are subject to state and local income tax examinations based upon the various statutes of limitations in each jurisdiction. For tax years before 2014, the Company is no longer subject to Federal and certain other state tax examinations. We are currently being examined by the Franchise Tax Board of California for tax years 2011 through 2014.

7. Earnings per Share
For the three and nine months ended September 30, 2017 and 2016, basic income per share is calculated by dividing net income by the sum of the weighted average number of shares of Common Stock outstanding during the period. Diluted income per share is calculated by dividing net income by the weighted average number of shares of Common Stock and dilutive common share equivalents outstanding during the period. Common share equivalents consist of stock options, restricted stock units, and performance stock units. When there is a loss in the period, dilutive common share equivalents are excluded from the calculation of diluted earnings per share, as their effect would be anti-dilutive. For example, for the three months and nine months ended September 30, 2017, and the three months ended September 30, 2016, dilutive common share equivalents have been excluded, and diluted weighted average shares outstanding are the same as basic average shares outstanding. When there is net income in the period, the Company excludes stock options, restricted stock units, and performance stock units from the calculation of diluted earnings per share when the combined exercise price, unamortized fair value and excess tax benefits of the options exceed the average market price of the Company's common stock because their effect would be anti-dilutive. For the nine months ended September 30, 2016, the Company excluded 4,559,511 options from the calculation of diluted earnings per share because their effect would be anti-dilutive.
The following table reconciles the basic to diluted weighted average shares outstanding using the treasury stock method (shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Weighted average shares outstanding – basic	50,852	50,200	50,581	49,974
Dilutive effect of stock options	—	—	—	427
Weighted average shares outstanding – diluted	50,852	50,200	50,581	50,401

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
Overview
We provide technology-enabled audit, recovery and related analytics services in the United States. Our services help identify improper payments, and in some markets, restructure and recover delinquent or defaulted assets and improper payments for both government and private clients across different markets. Our clients typically operate in complex and regulated environments and outsource their recovery needs in order to reduce losses on billions of dollars of defaulted student loans, improper healthcare payments and delinquent state tax and federal treasury and other receivables. We generally provide our services on an outsourced basis, where we handle many or all aspects of our clients’ various processes.
Our revenue model is generally success-based as we earn fees on the aggregate amount of improper payments that we identify on behalf of our clients that we either recover directly or enable our clients to recover. Our services do not require any significant upfront investments by our clients and offer our clients the opportunity to recover significant funds otherwise lost. Because our model is based upon the success of our efforts and the dollars we enable our clients to recover, our business objectives are aligned with those of our clients and we are generally not reliant on their spending budgets. Furthermore, our business model does not require significant capital expenditures and we do not purchase loans or obligations.
Sources of Revenues
We derive our revenues from services for clients in a variety of different markets. These markets include student lending and healthcare, as well as our other markets which include, but are not limited to, delinquent state taxes and federal Treasury and other receivables.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Student Lending:
Department of Education	$635	$3,906	$3,579	$18,243
Guaranty Agencies and Other	19,178	19,891	68,242	63,964
Total of Student Lending	19,813	23,797	71,821	82,207
Healthcare:
CMS RAC	821	1,717	969	5,180
Commercial	1,806	1,262	5,393	3,878
Total of Healthcare	2,627	2,979	6,362	9,058
Other:	7,304	4,419	20,577	16,283
Total Revenues	$29,744	$31,195	$98,760	$107,548
Student Lending
We derive the majority of our revenues from the recovery of student loans. These revenues are contract-based and consist primarily of contingency fees based on a specified percentage of the amount we enable our clients to recover. Our contingency fee percentage for a particular recovery depends on the type of recovery facilitated. Our clients in the student loan recovery market mainly consist of several of the largest guaranty agencies, or GAs. In addition, we have a long history of also providing recovery services to the Department of Education. However, in December 2016, the Department of Education awarded contracts for student loan recovery services to seven contractors and we were not a recipient of one of these contract awards. We, along with 19 other contractors who did not receive contract awards from the Department of Education, filed protests with the GAO regarding the Department of Education’s award of these contracts. In March 2017, the GAO upheld our protest. The Department of Education requested resubmittal of new contract proposals and is currently undergoing a re-evaluation process with respect to such proposals. The Department of Education has recently announced that it has completed its review and assessment for the award of the new contracts. However, we do not know when the awards of the new contracts will be made. Further, there may be appeals and challenges to the contract awards when granted, which could delay the actual start date for the new contracts. We have been one of the Department of Education’s unrestricted student loan recovery contractors for more than 20 years until our prior contract expired in April 2015.
We believe the size and the composition of our student loan inventory at any point provides us with a degree of revenue visibility for our student loan revenues. Based on data compiled from over two decades of experience with the recovery of defaulted student loans, at the time we receive a placement of student loans, we are able to make a reasonably accurate estimate of the recovery outcomes likely to be derived from such placement and the revenues we are likely able to generate based on the anticipated recovery outcomes.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Student Lending Placement Volume:
Department of Education	$—	$—	$—	$5,082
Guaranty Agencies and Other	647,088	678,910	2,221,748	2,539,998
Total Student Lending Placement Volume	$647,088	$678,910	$2,221,748	$2,545,080

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
For certain guaranty agency, or GA, clients, we have entered into Master Service Agreements, or MSAs. Under these agreements, clients provided their entire inventory of outsourced loans or receivables to us for recovery on an exclusive basis, in contrast with traditional contracts that are split among various service providers. In certain circumstances, we engage subcontractors to assist in the recovery of a portion of the client’s portfolio. We also receive success fees for the recovery of loans under MSAs and our revenues under MSA arrangements include fees earned by the activities of our subcontractors. On June 15, 2017, we received a termination notice from one of our significant GA clients, Great Lakes Higher Education Guaranty Corporation. The termination of this contract was based on Great Lake’s decision to bundle its student loan servicing work, a service that we currently do not provide, along with its student loan recovery work to a single third party vendor. Since we received the initial termination notice from Great Lakes, we received additional notices from Great Lakes to allow us to continue to provide certain student loan services for three additional 30-day periods. In September 2017, we entered into a contract with Navient, who is now servicing the Great Lakes portfolio, to act as a recovery subcontractor for Navient. Under this arrangement, we expect to start recovery services for approximately 25% of the Great Lakes portfolio, and we believe we will have the opportunity to increase this percentage based on our performance. This contract also provides us with the right to service a small portion of an additional portfolio managed by Navient. This contract has no set term, and Navient has the right to terminate the contract at will.
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
Healthcare
We derive revenues from the healthcare market from our commercial healthcare contracts and our RAC contracts. For clients in both commercial and government healthcare markets, we are responsible for identifying incorrectly paid claims through both complex and automated forms of audit review. For our RAC contracts, we audit Medicare payments to detect improperly paid Part A and Part B Medicare claims.  Revenues earned under the healthcare contracts are driven by the identification of improperly paid claims through both automated and manual review of such claims. We are paid contingency fees by our clients based on a percentage of the dollar amount of improper claims we identify that are recovered by our clients. We currently recognize revenue when the provider pays our client or incurs an offset against future claims. The revenues we recognize are net of our estimate of claims that we believe may be overturned by appeal following payment by the provider.
On October 5, 2017, we announced that we were awarded the Medicare Secondary Payer Commercial Repayment Center (CRC) contract by the Centers for Medicare and Medicaid. Under this agreement, we are responsible for identifying and recovering payments in situations where Medicare should not be the primary payer of healthcare claims because a beneficiary has other forms of insurance coverage, such as through an employer group health plan or certain other payers.
Our first RAC contract was wound down and then terminated in 2016 in connection with CMS's plan to award new contracts. On October 26, 2016, CMS awarded new RAC contracts and we received RAC contracts for audit Regions 1 and 5. The RAC contract award for Region 1 allows us to continue our audit of payments under Medicare’s Part A and Part B for all provider types other than DMEPOS and home health and hospice within an 11 state region in the Northeast and Midwest. The Region 5 RAC contract provides for the post-payment review of DMEPOS and home health and hospice claims nationally. While audit and recovery activity under the new contracts commenced in April 2017, there is uncertainty regarding the scope of audit that will be permitted by CMS under the new RAC contracts. In connection with the wind down of our first RAC contract, CMS adopted a series of contract transition procedures and other restrictions, beginning in 2013, that limited the types of claims we are permitted to audit and our ability to request medical records for audit and CMS suspended our ability to perform any audit services for certain periods of time, thus materially adversely affecting our revenues under that contract. In May 2016, CMS announced that the recovery audit contractors would not be able to request documents from providers for audit after May 16, 2016 and would not be able to submit claims for improper payments after July 29, 2016, effectively terminating additional revenue generating activity under our first RAC contract. Revenues for the year ended December 31, 2016 from our first RAC contract were $5.7 million, compared with $12.5 million for 2015 and $29.2 million in 2014. To date we have not recognized significant revenues from the newly awarded RAC contracts meaning that these new contracts will not have a significant impact on 2017 revenues, although we have incurred start-up related expenses during 2017.
In connection with our first RAC contract, CMS announced a settlement offer to pay hospitals 68% of what they have billed Medicare to settle a backlog of pending appeals challenging Medicare's denials of reimbursement for certain types of short-term care. The implication of this settlement offer related to claims for which fees have already been paid to recovery auditors under existing RAC contracts is unclear at this time, but we may be obligated to repay certain amounts that we previously received from CMS depending on the final terms of any such settlement. We accrue an estimated liability for appeals based on the amount of commissions received which are subject to appeal and which we estimate are probable of being returned to providers following successful appeal.  The $18.8 million balance as of September 30, 2017, represents our best estimate of the probable amount we may be required to refund related to appeals of claims for which commissions were previously collected. We estimate that it is reasonably possible that we could be required to pay an additional amount up to approximately $5.4 million as a result of potentially successful appeals in excess of the amount we accrued as of September 30, 2017.
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
For our commercial healthcare business, our business strategy is focused on utilizing our technology-enabled services platform to provide audit, analytical, and in some cases, recovery services for private healthcare payors. We have entered into contracts with several private payors, although these contracts are in the early stage of implementation. Revenues from our commercial healthcare clients were $1.8 million for the quarter ended September 30, 2017, compared to revenues of $1.3 million that we earned from our commercial healthcare clients in the quarter ended September 30, 2016.
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
Typically, we are able to anticipate with reasonable accuracy the timing and volume of placements of defaulted student loans and other receivables based on historical patterns and regular communication with our clients. Occasionally, however, placements are delayed due to factors outside of our control.
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
Client Retention
Our revenues from the student loan market depend on our ability to maintain our contracts with some of the largest providers of student loans. In 2016 and 2015, three providers of student loans each accounted for more than 10% of our revenues and they collectively accounted for 55% of our total revenues in each year. Our contract with the Department of Education, which generated 16% of our revenues in 2016, expired in April 2015 and we were not selected as a vendor on the new contract announced in December 2016. We, along with 19 other contractors who did not receive contract awards from the Department of Education, filed protests regarding the Department of Education’s award of these contracts. In March 2017, our protest was upheld. The Department of Education requested resubmittal of new contract proposals and is currently undergoing a re-evaluation process with respect to such proposals. The Department of Education recently announced that it has completed its review and assessment for the award of the new contracts. However, we do not know when the award of the new contracts will be made. Further, there may be further appeals and challenges to the contract awards when granted, which could delay the actual start date for the new contracts. If we are not successful in obtaining a new contract as a result of a conclusive award process, the absence of a contract with the Department of Education will have a material adverse effect on our financial condition and results of operations in 2018 and beyond. Our contracts with our other large clients entitle them to unilaterally terminate their contractual relationship with us at any time without penalty. In June 2017, one of our principal customers, Great Lakes Higher Education Guaranty Corporation, notified us that it is terminating our student loan recovery contract. If we lose one of our other significant clients, including if one of our significant clients is consolidated by an entity that does not use our services, if the terms of compensation for our services change or if there is a reduction in the level of placements provided by any of these clients, our revenues could decline.
The award of our two new RAC contracts in October 2016 has removed the uncertainty related to the retention of our relationship with CMS. However, while audit and recovery activity under the new contracts has commenced, the scope of our permitted audit activity remains uncertain. To date, we have not recognized significant revenues from the newly awarded RAC contracts.
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
This estimated liability for appeals is an offset to revenues on our income statement. Resolution of appeals can take a very long time to resolve and there is a significant backlog in the system for resolving appeals, as over the course of our existing RAC contract, healthcare providers have increased their pursuit of appeals beyond the first and second levels of appeal to the third level of appeal, where cases are heard by administrative law judges, or ALJs. In our experience, decisions at the third level of appeal are the least favorable as ALJs exercise greater discretion and there is less predictability in the ALJ decisions as compared to appeals at the first or second levels. This increase of ALJ appeals and backlog of claims at the third level of appeal is the primary reason our total estimated liability for appeals (consisting of the estimated liability for appeals plus the contra-accounts-receivable estimated allowance for appeals) has remained at a consistent level despite decreasing revenue from CMS. The balance of the estimated liability for appeals remained at $18.8 million as of September 30, 2017 primarily due to the relatively slow pace of the decisions at the ALJ level. In addition to the $18.8 million related to the RAC contract with CMS, the Company has accrued $0.3 million of additional estimated liability for appeals related to other healthcare contracts. The total accrued liability for appeals is therefore $19.1 million at September 30, 2017.
The $19.1 million balance as of September 30, 2017, represents our best estimate of the probable amount of losses related to appeals of claims for which commissions were previously collected. We estimate that it is reasonably possible that we could be required to pay up to an additional approximately $5.4 million as a result of potentially successful appeals. To the extent that required payments by us related to successful appeals exceed the amount accrued, revenues in the applicable period would be reduced by the amount of the excess.
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
We are currently in the process of finalizing our assessment of the impact from the adoption of this guidance on our consolidated financial statements. As part of this process, we are considering our major revenue streams and evaluating our significant contracts therein for potential changes in the amounts and timing of revenue recognition under the new guidance. Based on the work performed to date, we have determined that the following areas are of primary focus: consideration of termination rights and resulting impact on the duration of a contract, applicability of treatment as variable consideration for refund rights and certain incentive payments, including the impact of constraints, applicability of the variable consideration allocation exception to allocate purchase consideration to performance obligations considered to be a series, and ability to use the ‘right to invoice’ practical expedient for measuring satisfaction of performance obligations within certain contracts. We are also in the process of finalizing our evaluation of our various commission and bonus programs to identify costs that may be subject to potential deferral and amortization as costs to obtain a contract. In addition, we are evaluating the disclosure requirements of the new guidance, subject to the above determinations on areas most likely to be impacted by our adoption. We expect to have our evaluation, including the selection of an adoption method, completed by the end of 2017. We will adopt the new revenue recognition guidance in the first quarter of 2018.
Goodwill
We periodically review the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether an impairment may exist. GAAP requires that goodwill and certain intangible assets not subject to amortization be assessed annually for impairment using fair value measurement techniques.
We assess goodwill for impairment on an annual basis as of November 30 of each year or more frequently if an event occurs or changes in circumstances would more likely than not reduce the fair value of a reporting unit below its carrying amount. We have the option to perform a qualitative assessment to determine if an impairment is more likely than not to have occurred. If we can support the conclusion that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then we would not need to perform the two-step impairment test. If we cannot support such a conclusion, or we do not elect to perform the qualitative assessment, then the first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. We performed a qualitative assessment of whether it is more likely than not that the reporting unit fair value is less than its carrying amount as of June 30, 2017, and concluded that based on our decision to wind down the activity of Performant Europe Ltd., the fair value is more likely than not less than its carrying amount. Accordingly, the goodwill balance for the healthcare audit acquisition was $0.9 million, and we recognized a goodwill impairment loss of this amount as of June 30, 2017. Based on our qualitative analysis, there was no need to perform an additional impairment test. We performed a qualitative assessment of whether it is more likely than not that the reporting unit fair value is less than its carrying amount as of September 30, 2017, and concluded that there was no need to perform an impairment test.
Impairments of Depreciable Intangible Assets
The balance of depreciable intangible assets was $5.1 million as of September 30, 2017. We evaluate depreciable intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Depreciable intangible assets consist of client contracts and related relationships, and are being amortized over their estimated useful life, which is generally 20 years. We evaluate the client contracts intangible at the individual contract level. The recoverability of such assets is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. For the nine months ended September 30, 2017, an impairment expense of $0.1 million was recognized to account for the impairment charge in Performant Europe Ltd. due to the Company's decision to wind down this subsidiary, and has been included in other operating expenses in the consolidated statements of operations. For the year ended December 31, 2016, an impairment expense of $15.4 million was recognized relating to the Department of Education customer relationship and was presented as a separate caption in the consolidated statements of operations.
Recent Accounting Pronouncements
See "Recent Accounting Pronouncements" in Note 1(g) of the Consolidated Financial Statements included in Part I - Item 1 of this report.

Results of Operations
Three Months Ended September 30, 2017 compared to the Three Months Ended September 30, 2016
The following table represents our historical operating results for the periods presented:

	Three Months Ended September 30,
	2017	2016	$ Change	% Change
	(in thousands)
Consolidated Statement of Operations Data:
Revenues	$29,744	$31,195	$(1,451)	(5)%
Operating expenses:
Salaries and benefits	20,494	18,710	1,784	10%
Other operating expenses	13,496	12,311	1,185	10%
Total operating expenses	33,990	31,021	2,969	10%
Income (loss) from operations	(4,246)	174	(4,420)	(2,540)%
Interest expense	(2,459)	(1,863)	596	32%
Loss before provision for (benefit from) income taxes	(6,705)	(1,689)	5,016	297%
Provision for (benefit from) income taxes	1,146	(974)	2,120	218%
Net loss	$(7,851)	$(715)	$7,136	998%
Revenues
Revenues were $29.7 million for the three months ended September 30, 2017, a decrease of approximately 5%, compared to revenues of $31.2 million for the three months ended September 30, 2016.
Student lending revenues were $19.8 million for the three months ended September 30, 2017, representing a decrease of $4.0 million, or 17%, compared to the three months ended September 30, 2016. The decrease was primarily a result of the reduction of revenues from the Department of Education as we have not received new placements of student loans from the Department of Education since our contact expired in April 2015.
Healthcare revenues were $2.6 million for the three months ended September 30, 2017, representing a decrease of $0.4 million, or 13%, compared to the three months ended September 30, 2016. This decrease was due primarily to the wind down of our first RAC contract and that we have not yet recognized significant revenues under our new RAC contracts.
Salaries and Benefits
Salaries and benefits expense was $20.5 million for the three months ended September 30, 2017, an increase of $1.8 million, or 10%, compared to salaries and benefits expense of $18.7 million for the three months ended September 30, 2016. The increase in salaries and benefits expense was primarily due to increased headcount.
Other Operating Expenses
Other operating expenses were $13.5 million for the three months ended September 30, 2017, an increase of $1.2 million, or 10%, compared to other operating expenses of $12.3 million for the three months ended September 30, 2016. The increase in other operating expenses was primarily due to higher third party collection fees.
Income (loss) from Operations
Loss from operations was $4.2 million for the three months ended September 30, 2017, compared to income from operations of $0.2 million for the three months ended September 30, 2016, representing a decrease of $4.4 million or 2,540%. The decrease was primarily the result of lower revenues and increased salaries and benefits and other operating expenses.

Interest Expense
Interest expense was $2.5 million for the three months ended September 30, 2017, compared to $1.9 million for the three months ended September 30, 2016. Interest expense increased by approximately $0.6 million or 32% due to a $1.0 million write-off of our unamortized debt issuance costs under our Prior Credit Agreement.
Income Taxes
We recognized an income tax expense of $1.1 million for the three months ended September 30, 2017, compared to an income tax benefit of $1.0 million for the three months ended September 30, 2016. Our effective income tax rate decreased to a negative rate of (17.1)% for the three months ended September 30, 2017, from 57.7% for the three months ended September 30, 2016. The decrease in the effective tax rate is primarily due to more significant losses from operations generated in the three months ended September 30, 2017 for which no tax benefit is recognized compared to the income tax benefit recorded on the loss from operations for the three months ended September 30, 2016.
Net Loss
As a result of the factors described above, net loss was $7.9 million for the three months ended September 30, 2017, which represented an increase of $7.1 million, or 998% compared to net loss of $0.7 million for the three months ended September 30, 2016.
Nine Months Ended September 30, 2017 compared to the Nine Months Ended September 30, 2016
The following table represents our historical operating results for the periods presented:

	Nine Months Ended September 30,
	2017	2016	$ Change	% Change
	(in thousands)
Consolidated Statement of Operations Data:
Revenues	$98,760	$107,548	$(8,788)	(8)%
Operating expenses:
Salaries and benefits	61,640	60,107	1,533	3%
Other operating expenses	43,019	40,401	2,618	6%
Total operating expenses	104,659	100,508	4,151	4%
Income (loss) from operations	(5,899)	7,040	(12,939)	(184)%
Interest expense	(5,683)	(6,136)	(453)	(7)%
Income (loss) before provision for (benefit from) income taxes	(11,582)	904	(12,486)	(1,381)%
Provision for income taxes	1,668	62	1,606	2,590%
Net income (loss)	$(13,250)	$842	$(14,092)	(1,674)%
Revenues
Revenues were $98.8 million for the nine months ended September 30, 2017, a decrease of approximately 8%, compared to revenues of $107.5 million for the nine months ended September 30, 2016.
Student lending revenues were $71.8 million for the nine months ended September 30, 2017, representing a decrease of $10.4 million, or 13%, compared to the nine months ended September 30, 2016. The decrease was primarily a result of the reduction of revenues from the Department of Education due to the lack of placements of new student loans from the Department of Education since our contract expired in April 2015, which was partially offset by an increase in the number of borrowers that are participating in the rehabilitation programs with our Guaranty Agency clients.
Healthcare revenues were $6.4 million for the nine months ended September 30, 2017, representing a decrease of $2.7 million, or 30%, compared to the nine months ended September 30, 2016. This decrease was due primarily to the CMS RAC contract transition, partially offset by an approximately $1.5 million increase in revenues from commercial healthcare customers.
Salaries and Benefits
Salaries and benefits expense was $61.6 million for the nine months ended September 30, 2017, an increase of $1.5 million, or 3%, compared to salaries and benefits expense of $60.1 million for the nine months ended September 30, 2016. This increase in salaries and benefits expense was primarily due to increased headcount.
Other Operating Expenses
Other operating expenses were $43.0 million for the nine months ended September 30, 2017, an increase of $2.6 million, or 6%, compared to other operating expenses of $40.4 million for the nine months ended September 30, 2016. The increase in other operating expenses was primarily due to higher outside services consulting expenses and third party collection fees, which was offset by lower amortization related to a $15.4 million Department of Education customer relationship intangible impairment charge in 2016.
Income (Loss) from Operations
Loss from operations was $5.9 million for the nine months ended September 30, 2017, compared to income from operations of $7.0 million for the nine months ended September 30, 2016, representing a decrease of $12.9 million which was primarily due to the reduction in revenues as discussed above.
Interest Expense
Interest expense was $5.7 million for the nine months ended September 30, 2017, compared to $6.1 million for the nine months ended September 30, 2016. Interest expense decreased $0.5 million due to repayments of principal under our previous credit agreement, resulting in a lower outstanding balance.
Income Taxes
We recognized an income tax expense of $1.7 million for the nine months ended September 30, 2017, compared to an income tax expense of $0.1 million for the nine months ended September 30, 2016. Our effective income tax decreased to a negative rate of (14.4)% for the nine months ended September 30, 2017, from 6.9% for the nine months ended September 30, 2016. The decrease in the effective tax rate is primarily due to more significant losses from operations generated in the nine months ended September 30, 2017 for which no tax benefit is recognized compared to the income tax expense recorded on income from operations for the nine months ended September 30, 2016.
Net Income (Loss)
As a result of the factors described above, net loss was $13.3 million for the nine months ended September 30, 2017, which represented a decrease of $14.1 million, or 1,674% compared to net income of $0.8 million for the nine months ended September 30, 2016.
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
Because of these limitations, you should consider adjusted EBITDA and adjusted net income alongside other financial performance measures, including net income and our other GAAP results. The following tables present a reconciliation of adjusted EBITDA and adjusted net income for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Adjusted EBITDA:
Net income (loss)	$(7,851)	$(715)	$(13,250)	$842
Provision for (benefit from) income taxes	1,146	(974)	1,668	62
Interest expense	2,459	1,863	5,683	6,136
Transaction expenses (1)	132	—	576	—
Restructuring and other expenses (5)	—	26	—	309
Depreciation and amortization	2,713	3,292	8,381	10,098
Impairment of goodwill and customer relationship (3)	—	—	1,081	—
Stock-based compensation	737	1,206	3,027	3,546
Adjusted EBITDA	$(664)	$4,698	$7,166	$20,993

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)		(in thousands)
Adjusted Net Income (Loss):
Net income (loss)	$(7,851)	$(715)	$(13,250)	$842
Transaction expenses (1)	132	—	576	—
Stock-based compensation	737	1,206	3,027	3,546
Amortization of intangibles (2)	203	931	691	2,800
Impairment of goodwill and customer relationship (3)	—	—	1,081	—
Deferred financing amortization costs (4)	1,343	324	2,039	1,342
Restructuring and other expenses (5)	—	26	—	309
Tax adjustments (6)	(966)	(995)	(2,966)	(3,199)
Adjusted Net Income (Loss)	$(6,402)	$777	$(8,802)	$5,640

(1)	Represents costs and expenses related to the refinancing of our existing indebtedness.

(2)
Represents amortization of capitalized expenses related to the acquisition of Performant by an affiliate of Parthenon Capital Partners in 2004, and also an acquisition in the first quarter of 2012 to enhance our analytics capabilities.

(3)	Represents goodwill and impairment charges related to our Performant Europe Ltd. subsidiary.

(4)	Represents amortization of capitalized financing costs related to our New Credit Agreement, and the write-off of deferred financing costs related to our Prior Credit Agreement in August 2017.

(5)	Represents restructuring costs and severance and termination expenses incurred in connection with termination of employees and consultants.

(6)	Represents tax adjustments assuming a marginal tax rate of 40%.
Liquidity and Capital Resources
Our primary source of liquidity is cash on hand and cash flows from operations. Cash and cash equivalents totaled $23.2 million as of September 30, 2017, and consists primarily of cash on deposit with banks. Due to our operating cash flows and our existing cash and cash equivalents and our ability to restructure both our variable and fixed expenses, we believe that we have the ability to meet our working capital and capital expenditure needs for the foreseeable future.

The $9.8 million decrease in the balance of our cash and cash equivalents from December 31, 2016, was primarily due to principal repayments of $55.5 million on our long-term debt offset by new debt of $44.0 million.
Cash flows from operating activities
Cash provided by operating activities was $0.8 million for the nine months ended September 30, 2017, and included an increase in accrued salaries and benefits of $1.3 million. Cash provided by operating activities in the nine months ended September 30, 2016 was $20.5 million.
Cash flows from investing activities
Cash used in investing activities of $5.4 million for the nine months ended September 30, 2017 was mainly for capital expenditures related to information technology, data storage, hardware, telecommunication systems and security enhancements to our information technology systems. Cash used in investing activities in the nine months ended September 30, 2016 was $5.5 million.
Cash flows from financing activities
Cash used in financing activities of $5.2 million for the nine months ended September 30, 2017 was primarily attributable to repayments of principal of $55.5 million on long-term debt under our Prior Credit Agreement, which was offset by a $44.0 million increase in borrowings from notes payable under our New Credit Agreement and $7.5 million in repayments of principal from restricted cash. Cash used in financing activities in the nine months ended September 30, 2016 was $37.9 million.
Restricted Cash
On August 3, 2017, $6.0 million of restricted cash was paid to the administrative agent for the benefit of the lenders under our Prior Credit Agreement. As of September 30, 2017, we had $0.0 million in restricted cash.
Estimated liability for appeals and net payable to client
The September 30, 2017 balances of $19.1 million and $12.7 million for the estimated liability for appeals and the net payable to client, respectively, represent obligations that we expect to pay in the near term, although it is difficult to predict the precise timing of the associated cash outflows as they are dependent on the processing and resolution of audit appeals.
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
On November 4, 2014, February 19, 2016, July 26, 2016, October 27, 2016, and March 22, 2017, the Prior Credit Agreement was further amended to, among other things, modify a number of existing covenants and add new covenants requiring the Company to maintain a minimum cash balance, comply with an interest coverage ratio and achieve minimum EBITDA levels. On May 3, 2017, we further amended the credit agreement (the "Eighth Amendment") to extend the maturity date of the Term B loan to June 19, 2018. As a result of this extension, regularly scheduled quarterly amortization payments of $247,500 were also extended through March 31, 2018, with the remaining outstanding principal amount being due on the June 19, 2018 maturity date. Interest on the Term B loan charged under the credit agreement was also increased by 3.00% per annum, however the amount of such increased interest will be payable in kind. Pursuant to the Eighth Amendment, the quarterly and annual financial reporting covenants were also modified to require that the Company’s financial statements not contain a qualification, if required by GAAP, with respect to our ability to continue as a going concern.
On August 7, 2017, we, through our wholly-owned subsidiary Performant Business Services, Inc. (the “Borrower”), entered into a new credit agreement with ECMC Group, Inc. (the “New Credit Agreement”).  The New Credit Agreement provides for a term loan facility in the initial amount of $44 million (the “Initial Term Loan”) and for up to $15 million of additional term loans (“Additional Term Loans”; and together with the Initial Term Loan, the “Loans”) which Additional Term

Loans may be drawn until the second anniversary of the funding of the Initial Term Loans, subject to the satisfaction of customary conditions.  On August 11, 2017, the Initial Term Loan was advanced (the “Closing Date”) and the proceeds were applied to repay all outstanding amounts under the Prior Credit Agreement.  On September 29, 2017, we entered into Amendment No. 1 to the New Credit Agreement to extend the initial interest payment due date to December 31, 2017. Approximately $2 million of contingent reimbursement obligations with respect to outstanding but undrawn letters of credit remain outstanding under the Prior Credit Agreement, however, those contingent reimbursement obligations will remain cash collateralized with the administrative agent.
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
The New Credit Agreement contains certain restrictive financial covenants which became effective on the Closing Date. Such covenants, will require, among other things, that we meet a minimum fixed charge coverage ratio of 0.5 to 1.0 through December 31, 2019, 1.0 to 1.0 through June 30, 2020 (or until December 31, 2020 if the maturity date of the Loans is extended until the fourth anniversary of the Closing Date), 1.25 to 1.0 through June 30, 2021 if the maturity date of the Loans is extended until the fourth anniversary of the Closing Date and 1.25 to 1.0 through June 30, 2022 if the maturity date of the Loans is extended until the fifth anniversary of the Closing Date. In addition, we will be required to maintain a maximum total debt to EBITDA ratio of 6.00 to 1.00. The New Credit Agreement also contains covenants that will restrict our and our subsidiaries’ ability to incur certain types or amounts of indebtedness, incur liens on certain assets, make material changes in corporate structure or the nature of its business, dispose of material assets, engage in a change in control transaction, make certain foreign investments, enter into certain restrictive agreements, or engage in certain transactions with affiliates.
The obligations under the New Credit Agreement are secured by substantially all of our United States domestic subsidiaries’ assets and are guaranteed by the Company and its United States domestic subsidiaries, other than the Borrower.
As a result of our entry into our New Credit Agreement, and the repayment of all amounts owed under the Prior Credit Agreement, we wrote off debt issuance costs related to the Prior Credit Agreement of approximately $1.0 million in August 2017.
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
The New Credit Agreement also requires us to meet certain financial covenants, including maintaining a total debt to EBITDA ratio and a fixed charge coverage ratio, as such terms are defined in our credit agreement. These financial covenants are tested at the end of each year, quarter or month, as applicable. The table below further describes these financial covenants, as well as our current status under these covenants as of September 30, 2017.

Financial Covenant	Covenant Requirement	Actual Ratio at September 30, 2017
Total debt to EBITDA ratio (maximum)	6.00 to 1.00	3.39
Fixed charge coverage ratio (minimum)	0.5 to 1.0	0.94

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We do not hold or issue financial instruments for trading purposes. We conduct all of our business in U.S. currency and therefore do not have any material direct foreign currency risk. We do have exposure to changes in interest rates with respect to the borrowings under our senior secured credit facility, which bear interest at a variable rate based on LIBOR. For example, if the interest rate on our borrowings increased 100 basis points (1%) from the credit facility floor of 1.0%, our annual interest expense would increase by approximately $0.4 million.
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
Management, with the participation of our Chief Executive Officer and our Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were functioning effectively at the reasonable assurance level as of September 30, 2017.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended September 30, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We have derived a substantial majority of our revenues from a limited number of clients, including the Department of Education, and several Guaranty Agencies. Revenues from our three largest clients represented 55% of our revenues for the year ended December 31, 2016 and 55% of our revenues for the year ended December 31, 2015. The Department of Education was responsible for approximately 16% of our revenues for the year ended December 31, 2016 and the Department of Education announced in December 2016 that we were not selected as one of the contractors under its new student loan recovery contract. While our protest of this contract decision was recently upheld by the GAO, there is no assurance that this decision will result in our ultimately obtaining a contract award. The Department of Education has requested resubmittal of new contract proposals and is currently undergoing a re-evaluation process with respect to such proposals. The Department of Education has recently announced that it has completed its review and assessment for the award of the new contracts. However, we do not know when the awards of the new contracts will be made. During 2016, we had numerous relationships with GAs in the U.S. including Great Lakes Higher Education Guaranty Corporation and Pennsylvania Higher Education Assistance Authority, which were responsible for 24% and 16%, respectively, of our revenues for the year ended December 31, 2016. On June 15, 2017, we received a 30-day termination notice, with respect to our contract with Great Lakes Higher Education Guaranty Corporation. The termination of this contract was based on Great Lakes’ decision to bundle its student loan servicing work, a service that we currently do not provide, along with its student loan recovery work to a single third party vendor.
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
Substantially all of our existing contracts for the recovery of student loans and other receivables, which represented approximately 94% of our revenues for the nine months ended September 30, 2017 and 92% of our revenues in the year ended December 31, 2016, enable our clients to unilaterally terminate their contractual relationship with us at any time without penalty, potentially leading to loss of business or renegotiation of terms. These include our contracts with Great Lakes Higher Education Guaranty Corporation and Pennsylvania Higher Education Assistance Authority, which were responsible for 24% and 16%, respectively, of our revenues for the year ended December 31, 2016. As stated above, in June 2017, Great Lakes Higher Education Guaranty Corporation gave us notice of the termination of our contract. Further, most of our contracts in these markets allow our clients to unilaterally change the volume of loans and other receivables that are placed with us or the payment terms at any given time. In addition, most of our contracts are not exclusive, with our clients retaining multiple service providers with whom we must compete for placements of loans or other obligations. Therefore, despite our contractual relationships with our clients, our contracts do not provide assurance that we will generate a minimum amount of revenues or that we will receive a specific volume of placements.
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
In December 2016, the Department of Education announced the award of seven new contracts and we did not receive one of the new awards. We, along with 19 other contractors who did not receive contract awards from the Department of Education, filed protests with the GAO regarding the Department of Education’s award of these contracts. In March 2017, the GAO upheld this protest. The Department of Education requested resubmittal of new contract proposals and is currently undergoing a re-evaluation process with respect to such proposals. The Department of Education has recently announced that it has completed its review and assessment for the award of the new contracts. However, we do not know when the award of the new contracts will be made. Further, there may be further appeals and challenges to the contract awards when granted, which could delay the actual start date for the new contracts. If we are not successful in obtaining a new contract as a result of a conclusive award process, the absence of a contract with the Department of Education will have a material adverse effect on our financial condition and results of operations in 2018 and beyond.
Over the course of our first RAC contract, there has been an increase in the number of appeals by healthcare providers to the third, or ALJ, level of appeal relating to claims we have audited, and there can be no assurance that our estimated liability for such appeals will be adequate.
Under our RAC contract with CMS, we recognize revenues when the healthcare provider has paid CMS for a claim or has agreed to an offset against other claims by the provider. Healthcare providers have the right to appeal a claim and may pursue additional levels of appeal if the initial appeal is found in favor of CMS. We accrue an estimated liability for appeals at the time revenue is recognized based on our estimate of the amount of revenue probable of being refunded to CMS following successful appeal based on historical data and other trends relating to such appeals. In addition, if our estimate of liability for appeals with respect to revenues recognized during a prior period changes, we increase or decrease the estimated liability reserve in the current period. Over the course of our first RAC contract, healthcare providers have increased their pursuit of appeals beyond the first and second levels of appeal to the third level of appeal, where cases are heard by administrative law judges, or ALJs. In our experience, decisions at the third level of appeal are the least favorable as ALJs exercise greater discretion and there is less predictability in the ALJ decisions as compared to appeals at the first or second levels. The pursuit of third level appeals by healthcare providers has also resulted in a backlog of claims at that level of appeal. This increase of ALJ appeals and backlog of claims at the third level of appeal is the primary reason our total estimated liability for appeals (consisting of the estimated liability for appeals plus the contra-accounts-receivable estimated allowance for appeals) has grown from a balance of $16.4 million at December 31, 2013 to $18.6 million as of December 31, 2014 to $19.0 million as of both December 31, 2015, and December 31, 2016, and decreased to $18.8 million as of September 30, 2017. Our estimates for our appeal reserve are subject to uncertainties, and accordingly we may underestimate the number of successful appeals or the financial impact of successful appeals in a given year or period. To the extent that the amount of commissions that we are required to return to CMS as a result of successful appeals exceeds our estimated appeals reserve, our revenues in the applicable period will be reduced by the amount of such excess. If we underestimate the amount of commissions that are subject to successful appeal, our revenues in future periods could be adversely affected. In addition, each of the subcontractors we engaged to assist in the recovery services under our RAC contract are similarly obligated to refund fees that they received from claims that are later overturned on appeal. To the extent any of our subcontractors fail to refund amounts that are due upon an appeal relating to claims that they were responsible for, we may be obligated to pay such amounts directly to CMS, which could have a material impact on our financial position.
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
Our ability to make claims under the first RAC contract was limited during each of the last three years by restrictions imposed on the scope of our audit activities and by contract transition rules announced by CMS that involved periodic suspension of audit activities. These limitations had a material adverse effect on our revenues and operating results. Our revenues from CMS during the nine months ended September 30, 2017 were $1.0 million compared to $5.2 million during the same period in 2016. While we have been awarded two new RAC contracts, we are uncertain about the scope of permitted audit and if the scope of audit is not increased, our revenues and the value of the new RAC contracts will be constrained. In addition, we expect there will be an approximately four to six-month period from the date that we are permitted to start performing recovery services until we start to recognize revenues under our new RAC contracts. Accordingly, the start date of April 2017 for the new RAC contracts means that these new contracts will not have a significant impact on our 2017 revenues, although we will incur related start-up expenses in 2017.
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

The reduction in the number of government-supported student loans originated by our GA clients may result in a lower amount of student loans that we are able to rehabilitate, and may result in the consolidation among the GAs, either of which would decrease our revenues.
As a result of SAFRA, which terminated the ability of the GAs to originate government-supported student loans, the overall number of defaulted student loans that we are able to service on behalf of our GA clients has begun to decline. Further, we are seeing a larger amount of defaulted student loans within our GA client portfolios that have previously been rehabilitated, which, according to current regulations, prevents us from rehabilitating any such student loan for a second time. This overall reduction in the number of defaulted student loans in our GA client portfolios, and the larger percentage of defaulted student loans that have been previously rehabilitated, may result in a decreased revenues from our GA clients, which could negatively impact our business, financial condition and results of operations.
Further, some have speculated that there may be consolidation among the remaining GAs. This speculation has heightened as a result of the reduction of fees that the GAs will receive for rehabilitating student loans as a result of the Bipartisan Budget Act of 2013. If GAs that are our clients are combined with GAs with whom we do not have a relationship, we could suffer a loss of business. Two of our GA clients were each responsible for more than 10% of our total revenues in the year ended December 31, 2016: Great Lakes Higher Education Guaranty Corporation and Pennsylvania Higher Education Assistance Authority were responsible for 24% and 16%, respectively, of revenues for the year ended December 31, 2016. The consolidation of our GA clients with others and the failure to provide recovery services to the consolidated entity could decrease our revenues, which could negatively impact our business, financial condition and results of operations.
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
Parthenon Capital Partners and Invesco Ltd. beneficially owned approximately 26.5% and 17.4% of our common stock, respectively, as of September 30, 2017. As a result of their ownership, Parthenon Capital Partners and Invesco Ltd. have the ability to influence the outcome of matters submitted to a vote of stockholders and, through our board of directors, the ability to influence decision‑making with respect to our business direction and policies. Parthenon Capital Partners and Invesco Ltd. may have interests different from our other stockholders’ interests, and may vote in a manner adverse to those interests. Matters over which Parthenon Capital Partners and Invesco Ltd. can, directly or indirectly, exercise influence include:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sale of Unregistered Securities
On August 7, 2017, in consideration for, and concurrently with, the extension of the loans in accordance with the terms of our new credit agreement with ECMC Group, Inc., we issued a warrant to ECMC to purchase up to an aggregate of 3,863,326 shares of the Company’s common stock (representing approximately up to 7.5% of the our diluted common stock as calculated using the “treasury stock” method as defined under GAAP for the most recent fiscal quarter) with an exercise price of $1.92 per share. The warrant was issued in a private placement exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. Upon our election to borrow any of the additional term loans under the new credit agreement, we will be required to issue additional warrants at the same exercise price to purchase up to an aggregate of 77,267 additional shares of common stock (which represents approximately 0.15% of the diluted common stock calculated using the “treasury stock” method as defined under GAAP for the most recent fiscal quarter) for each $1,000,000 of such additional term loans. Subsequent to the closing of our new credit agreement, we executed a registration rights agreement with ECMC Group, Inc. and we filed a registration statement to register the resale of shares of our common stock acquired upon exercise of the warrants described above.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None
ITEM 5. OTHER INFORMATION
None

ITEM 6. EXHIBITS
(A) Exhibits:

Exhibit No.	Description

10.1	Amendment No. 1 to Credit Agreement, dated as of September 29, 2017, by and among Performant Business Services, Inc.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1(1)	Certification of the Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2(1)	Certification of the Principal Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS(2)	XBRL Instance Document

101.SCH(2)	XBRL Taxonomy Extension Scheme

101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase

101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(2)	XBRL Taxonomy Extension Label Linkbase

101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase

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

PERFORMANT FINANCIAL CORPORATION
Date:	November 13, 2017
		By:	/s/ Lisa Im
Lisa Im

Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Ian Johnston
Ian Johnston

Vice President and Chief Accounting Officer