Form 10-K
period 2017-12-31
Performant Financial Corp
filed 2018-03-14
CIK 1550695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Large accelerated filer	☐	Accelerated filer	☐¬

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2017 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was $54,592,098. Shares of common stock beneficially held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 13, 2018, 51,360,328 shares of the registrant’s common stock were outstanding.
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
ITEM 1.    Business
Overview
We provide technology-enabled audit, recovery, customer care, and related analytics services in the United States. Our services help identify improper payments, and in some markets, restructure and recover delinquent or defaulted assets and improper payments for both government and private clients in a broad range of markets. Our clients typically operate in complex and regulated environments and outsource their audit and recovery needs in order to reduce losses on billions of dollars of defaulted student loans, improper healthcare payments and delinquent state tax and federal treasury and other receivables. We also provide complex customer care services for clients across our various markets. We generally provide our services on an outsourced basis, where we handle many or all aspects of our clients’ audit and recovery processes.
We believe we have a leading position in our markets based on our technology-enabled services platform, long-standing client relationships and the large volume of claims or funds we have audited and recovered for our clients. Our clients in the student loan recovery market include 7 of the 27 active guaranty agencies, which are state or non-profit agencies that administer and rehabilitate student loans issued under the former federally-governed student loan program and these relationships average more than 10 years in length. As of September 30, 2017, guaranty agencies, or GAs, held approximately $30.0 billion of defaulted government-supported student loans. In the healthcare market, we have been a Medicare Recovery Audit Contractor, or RAC, in the United States for the Centers for Medicare and Medicaid Services, or CMS, since 2009, with responsibility for identifying improper Parts A and B Medicare payments in the Northeastern United States. On October 26,

2016, CMS awarded new RAC contracts and we received RAC contracts for audit Regions 1 and 5. The RAC contract award for Region 1 allows us to continue our audit of payments under Medicare’s Part A and Part B for all provider types other than Durable Medical Equipment, Prosthetics, Orthotics, and Supplies (DMEPOS) and home health and hospice within an 11 state region in the Northeast and Midwest. The Region 5 RAC contract provides for the post-payment review of DMEPOS and home health and hospice claims nationally on an exclusive basis. On October 5, 2017, Performant was also awarded the Medicare Secondary Payer Commercial Repayment Center (CRC) contract by the CMS. Under this agreement, we are responsible for identifying and recovering payments in situations where Medicare should not be the primary payer of healthcare claims because a beneficiary has other forms of insurance coverage, such as through an employer group health plan or certain other payers.
We believe that our business platform is easily adaptable to new markets and processes. Over the past several years, we have successfully extended our platform into additional markets with significant recovery opportunities. For example, we utilized the same basic platform previously used primarily for student loan recovery activities to enter the state tax, federal treasury receivables and healthcare recovery markets. We continue to enhance our platform through investment in new data and analytics capabilities, which we believe will enable us to provide additional services such as services relating to the detection of fraud, waste and abuse. We endeavor to automate and optimize what traditionally have been manually intensive processes in order to drive higher workforce productivity. In 2017, we generated in excess of $104,000 of revenue per employee, based on the average number of employees during the year.
Our revenue model is generally success-based as we earn fees based on a percentage of the aggregate correct audits, and/or amount of funds that we enable our clients to recover. Our services do not require any significant upfront investments by our clients and we offer our clients the opportunity to recover significant funds otherwise lost. Because our model is based upon the success of our efforts, our business objectives are aligned with those of our clients and we are generally not reliant on their spending budgets. Furthermore, our business model does not require significant capital as we do not purchase loans or obligations.
For the year ended December 31, 2017, we generated approximately $132.0 million in revenues, $12.7 million in net loss, $9.2 million in adjusted EBITDA and $7.5 million in adjusted net loss. See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Adjusted EBITDA and Adjusted Net Income” in Item 7 below for a definition of adjusted EBITDA and adjusted net income and reconciliations of adjusted EBITDA and adjusted net income to net income determined in accordance with generally accepted accounting principles.
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
Student Lending
Government-supported student loans are authorized under Title IV of the Higher Education Act of 1965. Historically, there have been two distribution channels for student loans: (i) the Federal Direct Student Loan Program, or FDSLP, which represents loans made and managed directly by the Department of Education; and (ii) the Federal Family Education Loan Program, or FFELP, which represents loans made by private institutions and currently backed by any of the 27 Guaranty Agencies, or GAs.
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

The Department of Education estimates that the balance of defaulted loans was approximately $70.7 billion in the FDSLP and approximately $32.2 billion in the FFELP as of September 30, 2017. These programs collectively guaranteed approximately $1.2 trillion of federal government-supported student loans according to the Congressional Budget Office as of September 30, 2017. Given the operational and logistical complexity involved in managing the recovery of defaulted student loans, the GAs and the Department of Education generally choose to outsource these services to third parties.
Healthcare
The healthcare industry represents a significant portion of the U.S. GDP. According to CMS, U.S. healthcare spending reached $3.3 trillion in 2016 and is forecast to grow at a 5.5% compound annual growth rate through 2025. In particular, CMS indicates that federal government-related healthcare spending for 2016 totaled approximately $1.2 trillion. This federal government-related spending included approximately $678.6 billion for Medicare, which provides a range of healthcare coverage primarily to elderly and disabled Americans, and $565.5 billion for Medicaid, which provides federal matching funds for states to finance healthcare for individuals at or below the public assistance level.
Medicare was initially established as part of the Social Security Act of 1965 and consists of four parts: Part A covers hospital and other inpatient stays; Part B covers hospital outpatient, physician and other services; Part C is known as Medicare Advantage, under which beneficiaries receive benefits through private health plans; and Part D is the Medicare outpatient prescription drug benefit.
Of the $678.6 billion of Medicare spending in 2016, the Department of Health and Human Services estimated that approximately $36.2 billion, or approximately 9.5%, was improper, and that Medicare is the federal program with the largest amount of improper payments. Medicare improper payments generally involve incorrect coding, procedures performed which were not medically necessary, and incomplete documentation or claims submitted based on outdated fee schedules, among other issues.
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
Other Markets
State Tax Market
As state governments struggle with revenue generation and face significant budget deficits, many states have focused on recovery of delinquent state taxes. According to the Center on Budget and Policy Priorities, an independent think tank, 31 U.S. states faced projected budget shortfalls totaling $46.1 billion in 2017 and 2018. The economic recession beginning in 2008 led to lower income and sales taxes from both individuals and corporations, reducing overall tax revenues and leading to large budget deficits at the state government level. Although there has been some improvement (from $55 billion in 2013 to $46.1 billion in 2017 and 2018), the budget deficits continue to be a challenge for these states. While many states have received federal aid, most have cut services and increased taxes to help close the budget shortfall and have evaluated outsourcing at least some aspect of delinquent tax recovery.
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

Federal Tax Market
We also provide recovery services to the Internal Revenue Service, or IRS. In September 2016, IRS announced its plans to begin private collection of certain federal tax debts starting in the spring of 2017 and named us as one of four companies to perform these recovery services. The new program, authorized under a federal law, calls for the use of private companies to recover, on the government’s behalf, outstanding inactive tax receivables. Although work under this contract began in April 2017, the placement volumes were very low given the IRS objective of a methodical contract start. As we head into 2018, we do expect to receive more substantial placements of federal tax receivables from the IRS.
Our Competitive Strengths
We believe that our business is difficult to replicate, as it incorporates a combination of several important and differentiated elements, including:

•
Scalable and flexible technology-enabled services platform. We have a technology platform that is highly flexible, intuitive and easy to use for our audit, recovery and claims specialists. Our platform is easily configurable and deployable across multiple markets and processes. For example, we have successfully extended our platform from the student loan market to the state and federal tax, federal treasury receivables and the healthcare recovery markets, each having its own industry complexities and specific regulations.

•
Advanced, technology-enabled workflow processes. Our technology-enabled workflow processes, developed over many years of operational experience in recovery services, disaggregate otherwise complex recovery processes into a series of simple, efficient and consistent steps that are easily configurable and applicable to different types of recovery-related applications. We believe our workflow software is highly intuitive and helps our audit, recovery and claims specialists manage each step of the recovery process, while automating a series of otherwise manually-intensive and document-intensive steps in the recovery process. We believe our streamlined workflow technology drives higher efficiencies in our operations, as illustrated by our ability to generate in excess of $104,607 of revenues per employee during 2017, based on the average number of employees during the year. We believe our streamlined workflow technology also improves recovery results relative to more labor-intensive outsourcing models.

•
Strong data and analytics capabilities. Our data and analytics capabilities allow us to achieve strong audit results and recovery rates for our clients. We have a proprietary data management and analysis platform which we use throughout our business. In some of our businesses, we have collected recovery-related data for over two decades, which we combine with large volumes of client and third-party data to effectively analyze our clients’ delinquent or defaulted assets and improper payments. We have also developed a number of analytical models for claims auditing, and analytics tools that we use to score our clients’ recovery inventory, determine the optimal recovery process and allocation of resources, and achieve higher levels of recovery results for our clients. In addition, we utilize analytics tools to continuously measure and test our recovery workflow processes to drive refinements and further enhance the quality and effectiveness of our capabilities.

•
Long-standing client relationships. We believe our long-standing focus on achieving superior recovery performance for our clients and the significant value our clients derive from this focus have helped us achieve long-tenured client relationships, strong contract retention and better access to new clients and future growth opportunities. We have business relationships with seven GAs in the student loan market and these relationships average more than 10 years in length. With respect to the Department of Education, we are the only vendor partner to have participated in consecutive Department of Education collection contracts continuously since the inception of the defaulted student loan recovery program in the early 1990's. In the healthcare market, we have a relationship with CMS that exceeds ten years. In October 2016 we were awarded two contracts out of the second recovery audit program procurement process, including for a region consisting of 11 states in the Northeast and Midwest and the national DMEPOS and home health contract. In October 2017, we were awarded a national exclusive Medicare Secondary Payer Commercial Repayment Center (CRC) contract by CMS.

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

•
Proven and experienced management team. Our management team has significant industry experience and has demonstrated strong execution capabilities. Our senior management team, led by Lisa Im, has been with us for an average of approximately 16 years. This team has successfully grown our revenue base and service offerings beyond the original student loan market into healthcare and delinquent state and federal tax and private financial institutions receivables. Our management team’s industry experience, combined with deep and specialized understanding of complex and highly regulated industries, has enabled us to maintain long-standing client relationships and strong financial results.

Our Growth Strategy
Key elements of our growth strategy include the following:

•
Expand our student loan recovery volume. The balance of defaulted government-supported student loans was approximately $102.9 billion as of September 30, 2017. While we have long-standing relationships with some of the largest participants in the government-supported student loan market, we believe there are significant opportunities within this growing market to increase the volume of student loans placed with us by existing and new clients. For example, as a result of our relationships with four of the five largest GAs, we believe we are well-positioned to benefit as a result of any consolidation of smaller GAs over the coming years. After a lengthy award and subsequent protest process for the award of new contracts by the Department of Education, in January 2018, we were selected as one of two recovery contractors for the Department of Education. We believe that our overall experience of more than 25 years in the federal guaranteed student loan market will be critical in providing effective service to the Department of Education under this new contract. Protests have been filed by certain of the unsuccessful bidders of the procurement of the new contracts from the Department of Education, and at this time, we cannot speculate on the outcome of any such protest or when work will begin under our new contract award.

•
Expand our recovery services in the healthcare market. According to CMS, Medicare spending totaled approximately $678.6 billion in 2016 and is expected to increase to $1.3 trillion in 2025. In the private healthcare market, spending totaled $1.1 trillion in 2016 and is expected to grow to $1.8 trillion by 2025, according to CMS’ National Health Expenditures Projections. As these large markets continue to grow, we expect the need for audit and recovery services to increase in the public and private healthcare markets. In October 2016, we were awarded new RAC contracts for Region 1 which consists of 11 states in the Northeast and Midwest, and Region 5, which covers claims for durable medical equipment, prosthetics and orthotics and home health and hospice payment claims across the U.S. In October 2017, we were awarded the national exclusive Medicare Secondary Payer CRC contract by CMS. We have also entered into numerous private insurance payer contracts and are pursuing additional opportunities to provide audit, recovery and analytics services in the private healthcare market. In addition, we intend to pursue opportunities to find and eliminate losses prior to payment for healthcare services, including the detection of fraud, waste and abuse in the public and private healthcare markets.

•
Expand customer care, and recovery services in other markets. We intend to expand our customer care, and recovery services in other markets, including the private healthcare recovery market, state and federal tax and federal treasury receivables. We intend to capitalize on our extensive experience and domain expertise and our highly-flexible technology platform to seek opportunities in these additional markets.

•
Pursue strategic alliances and acquisitions. We intend to selectively consider opportunities to grow through strategic alliances or acquisitions that are complementary to our business. These opportunities may enhance our existing capabilities, enable us to enter new markets, expand our product offerings and allow us to diversify our revenues.

Our Platform
Our data management, analytics, and technology-enabled services platform is proprietary and based on over two decades of experience in auditing and recovering large amounts of funds on behalf of our clients across several markets. The components of our platform include our data management expertise, analytics capabilities and technology-based workflow processes. Our platform integrates these components to allow us to achieve optimized outcomes for our clients in the form of increased efficiency and productivity and high recovery rates. Our platform and workflow processes are also intuitive and easy to use for our recovery and claims specialists and allow us to increase our employee retention and productivity.
The components of our platform include the following:
Data Management Expertise
Our platform manages and stores large amounts of data throughout the workflow process. This includes both proprietary data we have compiled over two decades, as well as third-party data which we can integrate efficiently and in real-time to reduce errors, reduce cycle time processing and, ultimately, improve audit finding and recovery rates. The strength of our data management expertise augments our analytics capabilities and provides our recovery and claims specialists with powerful workflow processes.
Data Analytics Capabilities
Our data analytics capabilities efficiently screen and allocate massive volumes of inventory. For example, in our student loan business, we utilize our proprietary algorithms to assist us in determining the most efficient recovery process and the optimal allocation of recovery specialist resources for each loan. In the healthcare market, we analyze millions of healthcare claims to find potential correlations between claims data and improper payments, which enhance our finding rates. Across all of our current markets, we utilize our proprietary analytics tools to continuously and rigorously test our workflow processes in real-time to drive greater process efficiency and improvement in recovery rates.
Furthermore, we believe our analytics capabilities will extend our potential markets, permitting us to pursue significant new business opportunities. For example, we have expanded the use of our data analytics capabilities in the healthcare sector to offer a variety of services from post- and pre-payment audit of healthcare claims in both the public and private healthcare sector, to detection of fraud, waste and abuse of healthcare claims, to coordination of benefits and pharmacy fraud detection.
Workflow Processes
Over many years, we have developed and refined our workflow processes, which we believe drive higher efficiency and productivity and reduce our reliance on labor-intensive methods relative to more traditional outsourcing models. Our patented technology that supports our proprietary workflows to disaggregate otherwise complex processes into a series of simple, efficient and consistent steps that are easily configurable and applicable to different types of applications. Our workflow processes integrate a broad range of functions that encompass each stage of a workflow process.

The following recovery diagram illustrates how the various components of our platform work together to solve a typical recovery client workflow:

Our Services
We use our technology-enabled services platform to provide recovery and analytics services in a broad range of markets for the identification and recovery of student loans, improper healthcare payments and delinquent state and federal tax and federal treasury receivables. The table below summarizes our recovery services and related analytics capabilities and the markets we serve.

Recovery Services			Analytics Capabilities
Student Loans	Healthcare	Other Markets
•    Provide recovery services to clients in Federal guaranteed student loan program and private institutions

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

•    Provide tax recovery services to state and municipal agencies and the IRS

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
Student Loans
We provide recovery services primarily to the government-supported student loan industry, and our current clients include several of the largest GAs, the Department of Education, as well as private financial institutions. We use our proprietary technology to identify, track and communicate with defaulted borrowers on behalf of our clients to implement suitable recovery programs for the repayment of outstanding student loan balances.
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
The Department of Education has historically been our largest or one of our largest clients, accounting for 15.5%, 23.8%, and 27.2% of our revenues in 2016, 2015 and 2014, respectively. In 2017, revenues from the Department of Education fell to 4% of our revenues as a result of the expiration of our prior contract. In January 2018, we were selected as one of two recovery contractors for the Department of Education. We believe that our overall experience of more than 25 years in federal guaranteed student loan market will be critical in providing effective service to the Department of Education under this new contract. Protests have been filed by certain of the unsuccessful bidders of the procurement of the new contracts from the Department of Education, and at this time, we cannot speculate on the outcome of any such protest or when work will begin under our new contract award.

We also restructure and recover student loans issued directly by banks to students outside of federal lending programs. These types of loans typically supplement government-supported student loans to meet any shortfall in supply of student loan needs that cannot be met by grants or federal loans. Unlike government-supported student loans, private student loans do not have capped interest rates and, accordingly, involve higher instances of default relative to federally-backed student loans. Additionally, with the burgeoning personal loan industry (such as SoFi), we believe there is more opportunity for us to expand services into this private sector.
Healthcare
We provide audit and recovery services related to improper payments in the healthcare market. In October 2016 we were awarded two new RAC contracts by CMS. One new award covers Parts A and B Medicare payments in a region consisting of 11 states in the Northeast and Midwest. The second award involves post-payment review of DMEPOS and home health and hospice claims across the U.S. In addition, in October 2017 we were awarded the national exclusive Medicare Secondary Payer CRC contract by CMS. In addition, we have entered into numerous private insurance payer contracts and are pursuing additional opportunities to provide audit, recovery and analytic services in the private healthcare market.
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
In the private healthcare market, we utilize our technology-enabled services platform to provide audit, recovery and analytical services for private healthcare payors. Our experience from our existing RAC contract has helped establish our presence in the private healthcare market by providing us the opportunity to provide audit and recovery services for several national commercial health plans. Our audit and analytics capabilities have allowed us not only to expand our services with these initial private healthcare clients, but also gain entry into other related private healthcare opportunities.
Other Markets
We also provide recovery services to several federal, state and municipal tax authorities, the Department of the Treasury and a number of financial institutions.
In September 2016 the Internal Revenue Service, or IRS, announced its plans to begin private collection of certain federal tax debts starting in the spring of 2017 and named us as one of four companies to perform these recovery services. The new program, authorized under a federal law, calls for the use of private companies to recover, on the government’s behalf, outstanding inactive tax receivables. Although work under this contract began in April 2017, the placement volumes were very low reflecting the IRS's objective of a methodical contract start. As we head into 2018, we do expect to receive more substantial placements of federal tax receivables from the IRS.
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

Analytics Capabilities
For several years, we have leveraged our data analytics tools to help filter, identify audit claims and recover delinquent and defaulted assets and improper payments as part of our core services platform. Through our data analytics capabilities, which we refer to as Performant Insight, we are able to review, aggregate, and synthesize very large volumes of structured and unstructured data, at high speeds, from the initial intake of disparate data sources, to the warehousing of the data, to the analysis and reporting of the data. We believe we have built a differentiated, next-generation “end-to-end” data processing solution that will maximize value for current and future customers.
Performant Insight provides numerous benefits for our audit and recovery services platform. Performant Insight has not only enhanced our existing recovery services under our RAC contracts and other private healthcare contracts by analyzing significantly higher volumes of healthcare claims at faster rates and reducing our cycle time to review and assess healthcare claims, but has also enabled us to develop improved and more sophisticated business intelligence rules that can be applied to our audit processes. We believe our analytics capabilities will extend our potential markets, permitting us to pursue significant new business opportunities. We have expanded the use of our data analytics capabilities in the healthcare sector to offer a variety of services from post and pre-payment audit of healthcare claims in both the public and private healthcare sector, to detection of fraud, waste and abuse of healthcare claims, to coordination of benefits and pharmacy fraud detection.
Our Clients
We provide our services across a broad range of government and private clients in several markets.
Guaranty Agencies
We restructure and recover defaulted student loans issued by private lenders and backed by GAs under the FFELP. With the transition from FFELP to FDSLP, GA volume is expected to decline over the next few years. However, the total student loan volume under the Title IV program is expected to continue to increase in the foreseeable future. When a borrower stops making regular payments on a FFELP loan, the GA is obligated to reimburse the lender approximately 97% of the loan’s principal and accrued interest. GAs then seek to recover and restructure these obligations. The GAs with which we contract generally structure one to three-year initial term contracts with multiple renewal periods, and historically the fees that we receive are generally similar to the fees we receive from the Department of Education contract. For some GA clients, we provide services through MSAs, under which we manage a GA’s entire portfolio of defaulted student loans and, for certain clients, engage subcontractors to provide a portion of the recovery services associated with a GA’s student loan portfolio.
We have a relationship with seven active GAs in the U.S. and these relationships average more than 10 years in length. On June 15, 2017, we received a termination notice from one of our significant GA clients, Great Lakes Higher Education Guaranty Corporation (Great Lakes). The termination of this contract was based on Great Lakes' decision to bundle its student loan servicing work, a service that we currently do not provide, along with its student loan recovery work to a single third party vendor. In September 2017, we entered into a contract with Navient, who is now servicing the Great Lakes portfolio, to act as a recovery subcontractor on the Great Lakes' portfolio. Under this arrangement, we expect to start recovery services for approximately 25% of the Great Lakes portfolio, and we believe we will have the opportunity to increase this percentage based on our performance. This contract also provides us with the right to service a small portion of an additional portfolio managed by Navient. This contract has no set term, and Navient has the right to terminate the contract at will.
CMS
Our relationship with CMS extends beyond ten years in duration. Under our first RAC contract with CMS, which was awarded in 2009 and expired in 2016, we were responsible for identifying and facilitating the recovery of improper Part A and Part B Medicare payments in the Northeast region of the United States. This RAC contract accounted for approximately 2.3% of our revenues for the year ended December 31, 2017. In October 2016, we were awarded two new RAC contracts. We received the contract to audit improper payments for claims made under Medicare Parts A and B in Region 1, which consists of Connecticut, Michigan, Indiana, Maine, Massachusetts, New Hampshire, New York, Ohio, Kentucky, Rhode Island and Vermont, and the contract for Region 5, which involves post-payment review of claims related to DMEPOS and home health and hospice across the U.S. The fees that we receive for identifying improper payments from CMS under these contracts are entirely contingency-based, and the contingency-fee percentage depends on the methods of recovery, and, in some cases, the type of improper payment that we identify. Our activity on the new RAC contracts is limited at this time to 0.5% of claims; however, CMS has indicated that there is opportunity to increase the audit percentage based on provider error rates. Additionally, in October 2017 we were awarded the national exclusive Medicare Secondary Payer CRC contract by CMS.

Department of Education
We have provided student loan recovery services to the Department of Education for approximately 25 years until our most recent contract expired in April 2015. The Department of Education has historically been our largest or one of our largest clients, accounting for 15.5%, 23.8%, and 27.2% of our revenues in 2016, 2015 and 2014, respectively. In 2017, revenues from the Department of Education fell to 4% of our revenues as a result of the expiration of our prior contract. In January 2018, we were selected as one of two recovery contractors for the Department of Education. We believe that our overall experience of more than 25 years in federal guaranteed student loan market will be critical in providing effective service to the Department of Education under this new contract. Protests have been filed by certain of the unsuccessful bidders of the procurement of the new contracts from the Department of Education, and at this time, we cannot speculate on the outcome of any such protest or when work will begin under our new contract award.
U.S. Department of the Treasury
We have assisted the Department of the Treasury for 20 years in the recovery of delinquent receivables owed to a number of different federal agencies. The debt obligations we help to recover on behalf of the Department of the Treasury include commercial and individual debt obligations. We are one of the six firms servicing the current Department of the Treasury contract. Similar to our other recovery contracts, our fees under this contract are contingency-based. We view this as an important strategic relationship, as it provides us valuable insight into other business opportunities within the federal government.
State Tax and Municipal Agencies
We provide outsourced recovery services for individuals’ delinquent state tax and other municipal obligations on a hosted model and under MSAs. We currently have relationships with ten state and municipal governments.
Private Lenders
We provide recovery services for private student loans, which supplement federally guaranteed loans, and home mortgages to private lenders. Additionally, with the burgeoning personal loan industry (such as SoFi), we believe there is more opportunity for us to expand services into this private sector.
Internal Revenue Service
In September 2016 the Internal Revenue Service, or IRS, announced it plans to begin private collection of certain federal tax debts starting in 2017 and awarded us a contract to perform these recovery services. The new program, authorized under a federal law enacted by Congress, enables us, along with three other contractors to collect, on the government’s behalf, outstanding inactive tax receivables. Our ability to recover these receivables will be limited to accounts where taxpayers owe money, but the IRS is no longer actively working their accounts. Although work under this contract began in April 2017, the placement volumes were very low given the IRS objective of a methodical contract start. As we head into 2018, we do expect to receive more substantial placements of federal tax receivables from the IRS.
Sales and Marketing
Our new business opportunities have historically been driven largely by referrals and natural extensions of our existing client relationships, as well as a targeted outreach by our sales team and senior management. Our sales cycles are often lengthy, and demand high levels of attention from our senior management. At any point in time, we are typically focused on a limited number of potentially significant new business opportunities. As a result, to date, we have operated with a small staff of experienced individuals with responsibility for developing new sales, relying heavily upon our executive staff, including an appropriate sales and marketing team covering various markets.
Technology Operations
Our technology center is based in Livermore, California, with a redundant capacity in our Grants Pass, Oregon office. Additionally, Performant Insight, our data analytics business, is supported by staff in Sunrise, Florida. We have designed our infrastructure for scalability and redundancy, which allows us to continue to operate in the event of an outage at either datacenter. We maintain an information systems environment with advanced network security intrusion detection and prevention with 24x7 monitoring and security incident response capabilities. We utilize encryption technologies to protect sensitive data on our systems, all data during transmission and all data on redundancy or backup media. We also maintain a comprehensive enterprise wide information security program based on industry standards such as NIST 800-53, PCI/DSS and HiTRUST.
Competition
We face significant competition in all aspects of our business.
In recovery services for delinquent and defaulted assets, we face competition from a number of companies. Holders of these delinquent and defaulted assets typically engage several firms simultaneously to provide recovery services on different portions of their portfolios. The number of recovery firms engaged varies by client. Initially, we compete to be one of the retained firms in a competitive bidding process and, if we are successful, we then face continuing competition from the client’s other retained firms based on the client’s benchmarking of the recovery performance of its several vendors. Some clients will allocate additional placements to those recovery vendors producing the highest recovery rates. We believe that we primarily compete on the basis of recovery rate performance, as well as maintenance of high standards of recovery practices and data security capabilities. We believe that we compete favorably with respect to these factors as evidenced by our long-standing relationships with our clients in these markets. Pricing is not usually a major competitive factor as all recovery services vendors in these markets typically receive the same contingency-based fee rate.
In the audit and recovery of improper healthcare payments, we face competition in the bidding process for commercial healthcare contracts, and the RAC contracts awarded by CMS. However, based on our structured, highly professional and effective recovery process within the healthcare market, we believe there are contracts for which we are uniquely qualified. This qualification allows us to compete more effectively for contracts such as the Medicare Secondary Payer Commercial Repayment Center (CRC) contract, which we were awarded in October 2017. In the most recent RAC bidding process, the identified competitive factors were demonstrated experience in effective recovery services in the healthcare market, sufficient capacity to address claims volumes, maintenance of high standards of recovery practices, financial capability to perform under the RAC contract and recovery fee rates. In the commercial healthcare space, those same factors are generally applicable. Our competition in the private healthcare arena includes the other RAC service providers, Health Management Systems, Inc. and Cotiviti, LLC, and a variety of healthcare consulting and healthcare information services companies. Many of these companies have greater financial, technological and other resources than we do.
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
We maintain a comprehensive enterprise-wide information security program based on industry standards such as NIST 800-53, PCI/DSS and HiTRUST. In addition, we hold SSAE – SOC 1 Type II certification, which provides assurance to auditors of third parties that we maintain the necessary controls and procedures to effectively manage third party data. We undergo an independent audit by our government agency clients on the award of the contract and periodically thereafter. We also conduct periodic self-assessments.
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
Our compliance efforts include written procedures for compliance with the FDCPA and related state laws, employee training and monitoring, auditing client calls, periodic review, testing and retraining of employees, and procedures for responding to client complaints. In all states where we operate, we believe that we currently hold all required state licenses or are exempt from licensing. Violations of the FDCPA may be enforced by the U.S. Federal Trade Commission, or FTC, or by a private action by an individual or class. Violations of the FDCPA are deemed to be an unfair or deceptive act under the Federal Trade Commission Act, which can be punished by fines for each violation. Class action damages can total up to one percent of the net worth of the entity violating the statute. Attorney fees and costs are also recoverable. In the ordinary course of business, we are sued for alleged violations of the FDCPA and comparable state laws, although the amounts involved in the disposition or settlement of any such claims have not been significant.
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
State Law Compliance and Security Breach Response
Many states impose an obligation on any entity that holds personally identifiable information or health information to adopt appropriate security to protect such data against unauthorized access, misuse, destruction, or modification. Many states have enacted laws requiring holders of personal information to take certain actions in response to data breach incidents, such as providing prompt notification of the breach to affected individuals and government authorities. In many cases, these laws are limited to electronic data, but states are increasingly enacting or considering stricter and broader requirements. Massachusetts has enacted a regulation that requires any entity that holds, transmits or collects certain personal information about its residents to adopt a written data security plan meeting the requirements set forth in the statute. We have implemented and maintained physical, technical and administrative safeguards intended to protect all personal data and have processes in place to assist us in complying with applicable laws and regulations regarding the protection of this data and properly responding to any security incidents. We have adopted a system security plan and security breach incident response plans to address our compliance with these laws.
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
As of December 31, 2017, we had two U.S. patents, both covering aspects of the workflow management systems and methods incorporated into our technology-enabled services platform. These patents will expire in September 2024. We routinely assess appropriate occasions for seeking additional patent protection for those aspects of our platform and other technologies that we believe may provide competitive advantages to our business. We also rely on certain unpatented proprietary expertise and other know-how, licensed and acquired third-party technologies, and continuous improvements and other developments of our various technologies, all intended to maintain our leadership position in the industry.
As of December 31, 2017, we had five trademarks registered with the U.S. Patent and Trademark office: DCS, Performant Recovery, Performant Technologies, Discovery Analytics, and Performant Insight.
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
Employees
As of December 31, 2017, we had approximately 1,260 full-time employees. None of our employees is a member of a labor union and we consider our employee relations to be good.
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
Risks Related to Our Business
Revenues generated from our three largest clients represented 63% of our revenues in 2017 and 55% of our revenues in 2016 and our relationships with one of these clients, Great Lakes Higher Education Guaranty Corporation, has been terminated. Any termination of or deterioration in our relationship with any of our other significant clients would result in a further decline in our revenues.
We have derived a substantial majority of our revenues from a limited number of clients, including the Department of Education, and several Guaranty Agencies. Revenues from our three largest clients represented 63% of our revenues for the year ended December 31, 2017 and 55% of our revenues for the year ended December 31, 2016. The Department of Education was responsible for approximately 4% and 16% of our revenues for the years ended December 31, 2017 and December 31, 2016, respectively but has historically been one of our largest clients, accounting for 15.5%, 23.8%, and 27.2% of our revenues in 2016, 2015 and 2014, respectively. Although the Department of Education announced in January 2018 that we were selected as one of two recovery contractors under its award for new student loan recovery contracts, protests have been filed by the unsuccessful bidders, and at this time, we cannot speculate on the outcome of any such protest or when work will begin under our new contract award. We have had relationships with numerous GAs in the U.S. including Great Lakes Higher Education Guaranty Corporation (Great Lakes) and Pennsylvania Higher Education Assistance Authority, which were responsible for 33% and 21%, respectively, of our revenues for the year ended December 31, 2017. On June 15, 2017, we received a 30-day termination notice, with respect to our contract with Great Lakes Higher Education Guaranty Corporation. The termination of this contract was based on Great Lakes’ decision to bundle its student loan servicing work, a service that we currently do not provide, along with its student loan recovery work, with a single third party vendor. While we subsequently obtained a subcontract under Navient, the new provider of servicing and defaulted portfolio management to Great Lakes, this contract has no set term, and Navient has the right to terminate the contract at will. If our new contract award from the Department of Education is jeopardized by the ongoing protest process, we will become even more dependent on our business relationships with our remaining GA clients. All of our contracts with our significant clients are subject to periodic renewal and re-bidding processes and if we lose one of these clients or if the terms of our relationships with any of these clients become less favorable to us, our revenues would decline, which would harm our business, financial condition and results of operations.
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
Substantially all of our existing contracts for the recovery or audit of student loans and other receivables, which represented approximately 92% of our revenues for the years ended December 31, 2017 and 2016, enable our clients to unilaterally terminate their contractual relationship with us at any time without penalty, potentially leading to loss of business or renegotiation of terms. These include our contracts with Great Lakes Higher Education Guaranty Corporation and Pennsylvania Higher Education Assistance Authority, which were responsible for 33% and 21%, respectively, of our revenues for the year ended December 31, 2017. As stated above, in June 2017, Great Lakes Higher Education Guaranty Corporation gave us notice of the termination of our contract. Further, most of our contracts in these markets allow our clients to unilaterally change the volume of loans and other receivables that are placed with us or the payment terms at any given time. In addition, most of our contracts are not exclusive, with our clients retaining multiple service providers with whom we must compete for placements of loans or other obligations. Therefore, despite our contractual relationships with our clients, our contracts do not provide assurance that we will generate a minimum amount of revenues or that we will receive a specific volume of placements.
Our revenues and operating results would be negatively affected if our student loan and receivables clients, which include our three largest clients in 2017 and five largest clients in 2016, reduce the volume of student loan placements provided to us, modify the terms of service, including the success fees we are able to earn upon recovery of defaulted student loans, or any of these clients establish more favorable relationships with our competitors. For example, effective July 1, 2015, the

Department of Education implemented a fixed fee of $1,710 payable for each loan that is rehabilitated in place of a recovery fee that historically had been based on a percentage of the balance of the rehabilitated loan.
The Department of Education has historically been one of our largest clients and responsible for a significant portion of our revenues. If we are unable to maintain our new contract award as a result of protests filed by unsuccessful bidders, our revenues and results of operations may be significantly harmed.
Historically, the Department of Education has been one of our largest clients and our relationship with the Department of Education has been responsible for a significant portion of our annual revenues.  Our revenues from the Department of Education were $4.8 million in 2017, $21.9 million in 2016 and $37.9 million in 2015, representing approximately 4%, 16% and 24% of our revenues, respectively.  Further, we expect the Department of Education to become increasingly important within the student loan market because all federally-supported student loans have been originated by the Department of Education since 2010, meaning that there will be no further growth in student loans held by the GAs. Although the Department of Education announced in January 2018 that we were selected as one of two recovery contractors under its award for new student loan recovery contracts, protests from the unsuccessful bidders have been filed, and at this time the outcome of any such protest is unknown. If we are unable to maintain our new contract award with the Department of Education as a result of these protests, our opportunities for growth in the student loan market may be significantly limited, which would have a material adverse effect on our revenues and results of operations.
Limitations on the scope of audit and recovery services we can provide under our new RAC contract will have a material impact on our revenues and these limitations may continue under the newly awarded RAC contracts for a period of time.
Our ability to make claims under the first RAC contract was limited during each of the last three years by restrictions imposed on the scope of our audit activities and by contract transition rules announced by CMS that involved periodic suspension of audit activities. These limitations had a material adverse effect on our revenues and operating results. Our revenues from CMS during the year ended December 31, 2017 were $1.4 million compared to $5.7 million during the year ended December 31, 2016 and $12.5 million for the year ended December 31, 2015. While we were awarded two new RAC contracts, we are uncertain about the scope of permitted audit and if the scope of audit is not increased, our revenues and the value of the new RAC contracts will continue to be constrained.
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
Our newly awarded RAC contracts, Medicare Secondary Payer CRC contract, and Department of Education contract provide the potential opportunity to restore the growth in both our healthcare and student loan businesses. However, our focus on growth and the expansion of our business may place additional demands on our management, operations and financial resources and will require us to incur additional expenses. We cannot be sure that we will be able to manage our performance under any significant new contracts effectively. In order to successfully perform under any significant new contracts, our expenses will increase to recruit, train and manage additional qualified employees and subcontractors and to expand and enhance our administrative infrastructure and continue to improve our management, financial and information systems and controls. If we cannot manage our growth effectively, our expenses may increase and our results of operations could be negatively affected.
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
We have historically derived and are likely to continue to derive a significant portion of our revenues from the U.S. federal government. For the year ended December 31, 2017, revenues under contracts with the U.S. federal government accounted for approximately 11% of our total revenues. The continuation and exercise of renewal options on government contracts and any new government contracts are, among other things, contingent upon the availability of adequate funding for the applicable federal government agency. Changes in federal government spending could directly affect our financial performance.
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
The two principal markets in which we provide our recovery services, government-supported student loans and the Medicare program, are a subject of significant legislative and regulatory focus and we cannot anticipate how future changes in government policy may affect our business and operations. For example, Student Aid and Fiscal Responsibility Act, or SAFRA significantly changed the structure of the government-supported student loan market by assigning responsibility for all new government-supported student loan originations to the Department of Education, rather than originations by private institutions and backed by one of 30 government-supported GAs. This legislation, and any future changes in the legislation and regulations that govern these markets, may require us to adapt our business to the new circumstances and we may be unable to do so in a manner that does not adversely affect our business and operations.

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
Further, some have speculated that there may be consolidation among the remaining GAs. This speculation has heightened as a result of the reduction of fees that the GAs will receive for rehabilitating student loans as a result of the Bipartisan Budget Act of 2013. If GAs that are our clients are combined with GAs with whom we do not have a relationship, we could suffer a loss of business. Two of our GA clients were each responsible for more than 10% of our total revenues in the year ended December 31, 2017: Great Lakes Higher Education Guaranty Corporation and Pennsylvania Higher Education Assistance Authority were responsible for 33% and 21%, respectively, of revenues for the year ended December 31, 2017. The consolidation of our GA clients with others and the failure to provide recovery services to the consolidated entity could decrease our revenues, which could negatively impact our business, financial condition and results of operations.
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
Our revenues and operating results could vary significantly from period-to-period and may fail to match our past performance because of a variety of factors, some of which are outside of our control. Any of these factors could cause the price of our common stock to fluctuate. Factors that could contribute to the variability of our operating results include:

•	the amount of defaulted student loans and other receivables that our clients place with us for recovery;

•	the timing of placements of student loans and other receivables which are entirely in the discretion of our clients;

•	the schedules of government agencies for awarding contracts, including the result of the pending protests against the Department of Education’s contract award to us;

•	our ability to successfully identify improper Medicare claims and the number and type of potentially improper claims that CMS authorizes us to pursue under our RAC contacts;

•	the loss or gain of significant clients or changes in the contingency fee rates or other significant terms of our business arrangements with our significant clients;

•	technological and operational issues that may affect our clients and regulatory changes in the markets we service; and

•	general industry and macroeconomic conditions.
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
Our debt agreement contains, and any agreements to refinance our debt likely will contain, certain financial and restrictive covenants that limit our ability to incur additional debt, including to finance future operations or other capital needs, and to engage in other activities that we may believe are in our long-term best interests, including to dispose of or acquire assets. Our failure to comply with these covenants may result in an event of default, which, if not cured or waived, could accelerate the maturity of our indebtedness or result in modifications to our credit terms. If our indebtedness is accelerated, we may not have sufficient cash resources to satisfy our debt obligations and we may not be able to continue our operations as planned.
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
We are party to lawsuits in the normal course of business, particularly in connection with our student loan recovery services. For example, we are regularly subject to claims that we have violated the guidelines and procedures that must be followed under federal and state laws in communicating with consumer debtors. In addition, we expect to incur additional expenses in connection with the ongoing protests filed by the unsuccessful bidders in the new contract awards from the Department of Education. We may not ultimately prevail or otherwise be able to satisfactorily resolve any pending or future litigation, which may result in substantial costs of defense, damages or settlement. In the future, we may be required to alter our business practices or pay substantial damages or settlement costs as a result of litigation proceedings, which could adversely affect our business operations and results of operations.
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
Parthenon Capital Partners and Invesco Ltd. beneficially owned approximately 26.4% and 19.8% of our common stock, respectively, as of December 31, 2017. As a result of their ownership, Parthenon Capital Partners and Invesco Ltd. have the ability to influence the outcome of matters submitted to a vote of stockholders and, through our board of directors, the ability to influence decision‑making with respect to our business direction and policies. Parthenon Capital Partners and Invesco Ltd. may have interests different from our other stockholders’ interests, and may vote in a manner adverse to those interests. Matters over which Parthenon Capital Partners and Invesco Ltd. can, directly or indirectly, exercise influence include:

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
ITEM 1B. Unresolved Staff Comments
None.
ITEM 2.    Properties
Facilities
As of December 31, 2017, we operated seven separate office locations throughout the United States. The largest of these facilities is in Livermore, California and serves as our corporate headquarters, as well as a data center and production location. Our Livermore facility is comprised of approximately 50,000 square feet of space and has a lease expiration of November 2022. We also lease production centers in California, Oregon, Florida and Texas and own a production/data center in Oregon.
We believe that our facilities are adequate for current operations and that additional space will be available as required. However, if the Department of Education contract volumes are substantially larger than the prior contracts due to the limited number of vendors, we may need to open another location to accommodate those employees. See note (5) to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for information regarding our lease obligations.
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
The table below sets forth, for the periods indicated below, the high and low sales prices per share of our common stock as reported by NASDAQ.

2016	High	Low
First Quarter	1.95	1.51
Second Quarter	1.95	1.51
Third Quarter	3.46	1.51
Fourth Quarter	4.07	1.94
2017
First Quarter	2.94	1.50
Second Quarter	3.00	1.54
Third Quarter	2.32	1.60
Fourth Quarter	1.99	1.52
On March 13, 2018, the closing price as reported by NASDAQ of our common stock was $2.96 per share.
Stockholders
As of December 31, 2017, we had approximately 18 holders of record of our common stock.
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
Issuer Purchases of Equity Securities
None.
ITEM 6. Selected Financial Data
The selected consolidated balance sheet data as of December 31, 2017 and 2016, and the selected consolidated statements of operations data for each year ended December 31, 2017, 2016 and 2015, have been derived from our audited consolidated financial statements which are included elsewhere in this annual report. The selected consolidated balance sheet data as of December 31, 2015, 2014 and 2013, and the selected consolidated statements of operations data for the years ended December 31, 2014 and 2013 have been derived from our audited consolidated financial statements not included in this annual report. Historical results are not necessarily indicative of future results. You should read the following selected consolidated historical financial data below in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, related notes, and other financial information included in this Annual Report on Form 10-K. The selected consolidated financial data in this section is not intended to replace the consolidated financial statements and is qualified in its entirety by the consolidated financial statements and related notes and schedule included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Consolidated Statement of Operations Data:
Revenues	$132,049	$141,360	$159,381	$195,378	$255,302
Operating expenses:
Salaries and benefits	82,191	78,863	88,077	93,676	96,762
Other operating expense	55,863	54,985	64,360	74,433	85,671
Impairment of goodwill and intangible assets	1,081	15,438	236	—	—
Total operating expenses	139,135	149,286	152,673	168,109	182,433
Income (loss) from operations	(7,086)	(7,926)	6,708	27,269	72,869
Interest expense	(6,972)	(7,897)	(8,889)	(10,171)	(11,564)
Interest income	4	—	—	1	1
Income (loss) before provision for income taxes	(14,054)	(15,823)	(2,181)	17,099	61,306
Provision for (benefit from) income taxes	(1,325)	(4,370)	(386)	7,699	24,967
Net income (loss) available to common shareholders	(12,729)	(11,453)	(1,795)	9,400	36,339
Net income (loss) per share attributable to common shareholders(1)
Basic	$(0.25)	$(0.23)	$(0.04)	$0.19	$0.77
Diluted	$(0.25)	$(0.23)	$(0.04)	$0.19	$0.74
Weighted average shares (in thousands)
Basic	50,688	50,038	49,415	48,816	47,492
Diluted	50,688	50,038	49,415	49,834	49,386

(1)	Please see Note 1 to our consolidated financial statements for an explanation of the calculations of our basic and diluted net income per share of common stock.

	As of December 31,
	2017	2016	2015	2014	2013
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$21,731	$32,982	$71,182	$80,298	$81,909
Total assets	164,436	185,078	244,656	262,829	257,260
Total debt	44,000	55,182	94,258	111,795	133,304
Total liabilities	84,111	98,833	150,800	171,657	183,026
Total stockholders’ equity	80,325	86,245	93,856	91,172	74,234
ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We provide technology-enabled audit, recovery, customer care, and related analytics services in the United States. Our services help identify improper payments, and in some markets, restructure and recover delinquent or defaulted assets and improper payments for both government and private clients in a broad range of markets. Our clients typically operate in complex and regulated environments and outsource their audit and recovery needs in order to reduce losses on billions of dollars of defaulted student loans, improper healthcare payments and delinquent state tax and federal treasury and other receivables. We also provide complex customer care services for clients across our various markets. We generally provide our services on an outsourced basis, where we handle many or all aspects of our clients’ audit and recovery processes.
Our revenue model is generally success-based as we earn fees on the aggregate correct audits and/or amount of funds that we enable our clients to recover. Our services do not require any significant upfront investments by our clients and offer our clients the opportunity to recover significant funds otherwise lost. Because our model is based upon the success of our efforts, our business objectives are aligned with those of our clients and we are generally not reliant on their spending budgets. Furthermore, our business model does not require significant capital as we do not purchase loans or obligations.
Sources of Revenues
We derive our revenues from services for clients in a variety of different markets. These markets include our two largest markets, student lending and healthcare, as well as our other markets which include but are not limited to delinquent state and federal taxes and federal treasury and other receivables.

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Student Lending:
Department of Education (Legacy)	$1,674	$21,773	$37,878
Small Business Subcontractors on Department of Education	3,136	176	—
Guaranty Agencies & Other	89,495	87,616	81,518
Total of Student Lending	94,305	109,565	119,396
Healthcare:
CMS RAC	1,437	5,733	12,490
Commercial	8,549	5,662	7,424
Total of Healthcare	9,986	11,395	19,914
Other	27,758	20,400	20,071
Total Revenues	$132,049	$141,360	$159,381
Student Lending
We derive the majority of our revenues from the recovery of student loans. These revenues are contract-based and consist primarily of contingency fees based on a specified percentage of the amount we enable our clients to recover. Our contingency fee percentage for a particular recovery depends on the type of recovery facilitated. Our clients in the student loan recovery market mainly consist of several of the largest guaranty agencies, or GAs. In addition, we have a long history of also providing recovery services to the Department of Education. On January 11, 2018, the Department of Education awarded us one of two new contracts for student loan recovery services. Certain other vendors who did not receive contract awards from the Department of Education, have filed protests with the Court of Federal Claims regarding the Department of Education’s award of these contracts. The outcome of these protests is pending.
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

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Student Lending Placement Volume:
Department of Education	$—	$5,082	$1,549,595
Guaranty Agencies and Other	2,770,779	3,168,840	3,765,049
Total Student Lending Placement Volume	$2,770,779	$3,173,922	$5,314,644

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
Further, the Bipartisan Budget Act of 2013, which was signed into law by President Obama on December 26, 2013, reduced the compensation paid to GAs for the rehabilitation of student loans, effective July 1, 2014. This “revenue enhancement” measure reduced the amount that GAs can charge borrowers when a rehabilitated loan is sold by the GA from 18.5% to 16.0% of the outstanding loan balance, and eliminated entirely the GAs retention of 18.5% of the outstanding loan balance as a fee for rehabilitation services. The reduction in compensation the GAs receive resulted in a decrease in the contingency fee percentage that we receive from the GAs for assisting in the rehabilitation of defaulted student loans.
As a result of the fee reductions from the Department of Education and the GAs discussed above, our revenues from student lending in 2015 were approximately 14% lower than in 2014. Our revenues from student lending were approximately 8% lower in 2016 compared to 2015 as a result of the expiration of our contract with the Department of Education in April 2015 and because the revenues associated with placements received prior to such contract expiration have been trailing off as we have worked through this inventory. Revenues from the Department of Education fell by approximately 78% and 42% in 2017 and 2016 compared to the prior year, respectively, although this decrease was partially offset by an approximately 2% and 7% increase in revenues from GAs and other student lending clients in the same respective periods.
Healthcare
We derive revenues from both commercial and government clients in the healthcare market. Revenues earned under these contracts are driven by auditing, identifying, and sometimes recovering improperly paid claims through both automated and manual review of such claims. We are paid contingency fees by our clients based on a percentage of the dollar amount of claims recovered by CMS as a result of our efforts. The revenues we recognize are net of our estimate of claims that will be overturned by appeal following payment by the provider.
On October 5, 2017, we announced that we were awarded the Medicare Secondary Payer CRC contract by CMS. Under this agreement, we are responsible for identifying and recovering payments in situations where Medicare should not be the primary payer of healthcare claims because a beneficiary has other forms of insurance coverage, such as through an employer group health plan or certain other payers.
On October 26, 2016, CMS awarded new RAC contracts and we received RAC contracts for audit Regions 1 and 5. The RAC contract award for Region 1 allows us to continue our audit of payments under Medicare’s Part A and Part B for all provider types other than DMEPOS and home health and hospice within an 11 state region in the Northeast and Midwest. The Region 5 RAC contract provides for the post-payment review of DMEPOS and home health and hospice claims nationally. While audit and recovery activity under the new contracts commenced in April 2017, tthe scope of audit permitted by CMS under the new RAC contracts has been limited to 0.5% of claims. In connection with the wind down of our first RAC contract, CMS adopted a series of contract transition procedures and other restrictions, beginning in 2013, that limited the types of claims we are permitted to audit and our ability to request medical records for audit and CMS suspended our ability to perform any audit services for certain periods of time, thus materially adversely affecting our revenues under that contract. In May 2016, CMS announced that the recovery audit contractors would not be able to request documents from providers for audit after May 16, 2016 and would not be able to submit claims for improper payments after July 29, 2016, effectively terminating additional revenue generating activity under our first RAC contract. Revenues for the year ended December 31, 2017 from our first RAC contract were $0.7 million, compared with $5.7 million for 2016 and $12.5 million in 2015. We do not expect to recognize significant revenues from the newly awarded RAC contracts until the percentage of claims we are able to audit increases from the current 0.5% of the claims.
We accrue an estimated liability for appeals based on the amount of commissions received which are subject to appeal and which we estimate are probable of being returned to providers following successful appeal. The $18.5 million balance as of December 31, 2017, represents our best estimate of the probable amount that we may be required to refund related to appeals of claims for which commissions were previously collected. The term of our first Medicare Recovery Audit Contract with CMS, for Region A, expired on January 31, 2018. During the term of this contract, we accrued an estimated liability for fees we may be required to return in connection with successful appeals by providers. Our estimates for this appeals liability are based on our historical experience with the Medicare RAC appeal process. As the term of the original contract expired, CMS issued a letter to us on January 2, 2018, stating that Performant will no longer be obligated to support the appeals process or maintain an appeal reserve after the January 31, 2018 contract termination date. In addition to the estimated liability for appeals, we also maintained a separate Net payable to client liability for appeals decisions which had been decided, but not yet refunded to CMS. On January 31, 2018, CMS issued to us their final Letter of Demand which reconciled all outstanding payables to CMS for the old Region A contract.  Accordingly, during the first quarter 2018, we expect to release approximately $21.5 million of the estimated liability for appeals and the Net payable to client balances. This will increase first quarter 2018 revenue by an amount equal to the total liability released. In conjunction with the release, we also expect to derecognize approximately $7.1 million of prepaid expenses and other current assets reflecting accrued receivables associated with amounts due from subcontractors for decided and yet-to-be decided appeals. We will maintain a smaller estimated liability for appeals as we continue to assess the remaining estimated liability for refunds and appeals overturned prior to the expiration of the contract term.
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
For our commercial healthcare business, our business strategy is focused on utilizing our technology-enabled services platform to provide audit, recovery and analytical services for private healthcare payors. We have entered into contracts with several private payors, although these contracts are in the early stage of implementation. Revenues from our commercial healthcare clients were $8.5 million for 2017 compared to $5.7 million in 2016.
Other
We also derive revenues from the recovery of delinquent state and federal taxes, and federal treasury and other receivables, default aversion services for certain clients including financial institutions and the licensing of hosted technology solutions to certain clients. For our hosted technology services, we license our system and integrate our technology into our clients’ operations, for which we are paid a licensing fee. Our revenues for these services include contingency fees, fees based on dedicated headcount to our clients and hosted technology licensing fees.
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
Contingency Fees
Our revenues consist primarily of contract-based contingency fees. The contingency fee percentages that we earn are set by our clients or agreed upon during the bid process, and may change from time to time either under the terms of existing contracts or pursuant to the terms of contract renewals. For example, the Department of Education changed its fee structure to a fixed recovery fee of $1,710 for each rehabilitated loan, effective as of July 1, 2015. The fixed recovery fee is payable for each loan that is rehabilitated and replaced a recovery fee structure that historically had been based on a percentage of the balance of the rehabilitated loan.

Regulatory Matters
Each of the markets which we serve is highly regulated. Accordingly, changes in regulations that affect the types of loans, receivables and claims that we are able to service or the manner in which any such delinquent loans, receivables and claims can be recovered will affect our revenues and results of operations. For example, the passage of the Student Aid and Fiscal Responsibility Act, or SAFRA, in 2010 had the effect of transferring the origination of all government-supported student loans to the Department of Education, thereby ending all student loan originations guaranteed by the GAs. Loans guaranteed by the GAs represented approximately 70% of government-supported student loans originated in 2009. While the GAs will continue to service existing outstanding student loans for years to come, this legislation means that there will be no further growth in student loans held by GAs. Further, we are seeing a larger amount of defaulted student loans in our GA client portfolios that have been previously rehabilitated and by regulation are not subject to rehabilitation for a second time. In addition, our entry into the healthcare market was facilitated by passage of the Tax Relief and Health Care Act of 2006, which mandated CMS to contract with private firms to audit Medicare claims in an effort to increase the recovery of improper Medicare payments. Any changes to the regulations that affect the student loan industry or the recovery of defaulted student loans or the Medicare program generally or the audit and recovery of Medicare claims could have a significant impact on our revenues and results of operations.

Client Retention
Our revenues from the student loan market depend on our ability to maintain our contracts with some of the largest providers of student loans. Revenues from our three largest clients in the student loan market represented 63% of our revenues for the year ended December 31, 2017 and 55% of our revenues for the year ended December 31, 2016. The Department of Education was responsible for approximately 4% and 16% of our revenues for the years ended December 31, 2017 and December 31, 2016, respectively. Although the Department of Education announced in January 2018 that we were selected as one of two contractors under its award for new student loan recovery contracts, certain of the unsuccessful bidders have filed protests, and at this time, we cannot speculate on the outcome of such protests or when work will begin under our new contract award. Our contracts with our other large clients entitle them to unilaterally terminate their contractual relationship with us at any time without penalty. On June 15, 2017, we received a 30-day termination notice, with respect to our contract with Great Lakes Higher Education Guaranty Corporation (Great Lakes). The termination of this contract was based on Great Lakes’ decision to bundle its student loan servicing work, a service that we currently do not provide, along with its student loan recovery work to a single third party vendor. While we subsequently obtained subcontract under Navient, the new provider of servicing and defaulted portfolio management to Great Lakes, this contract has no set term, and Navient has the right to terminate the contract at will. If we lose one of our other significant clients, including if one of our significant clients is consolidated by an entity that does not use our services, if the terms of compensation for our services change or if there is a reduction in the level of placements provided by any of these clients, our revenues could decline.
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
This estimated liability for appeals is an offset to revenues on our income statement. Resolution of appeals can take a very long time and there is a significant backlog in the system for resolving appeals, as over the course of our existing RAC contract, healthcare providers have increased their pursuit of appeals beyond the first and second levels of appeal to the third level of appeal, where cases are heard by administrative law judges, or ALJs. In our experience, decisions at the third level of appeal are the least favorable as ALJs exercise greater discretion and there is less predictability in the ALJ decisions as compared to appeals at the first or second levels. This increase of ALJ appeals and backlog of claims at the third level of appeal is the primary reason our total estimated liability for appeals (consisting of the estimated liability for appeals plus the contra-accounts-receivable estimated allowance for appeals) has remained at a consistent level despite decreasing revenue from CMS. The balance of the estimated liability for appeals was $18.5 million as of December 31, 2017. The decrease from December 31, 2016 was primarily due to ALJ appeals decisions in provider favor. In addition to the $18.5 million related to the RAC contract with CMS, the Company has accrued $0.3 million of additional estimated liability for appeals related to other healthcare contracts. The total accrued liability for appeals was therefore $18.8 million as of December 31, 2017.
The $18.8 million balance as of December 31, 2017, represents our best estimate of the probable amount of losses related to appeals of claims for which commissions were previously collected. To the extent that required payments by us related to successful appeals exceed the amount accrued, revenues in the applicable period would be reduced by the amount of the excess.
In May 2014, the Financial Accounting Standards Board (FASB) issued an ASU that amends the FASB ASC by creating a new Topic 606, Revenue from Contracts with Customers. The new guidance supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance on revenue recognition throughout the Industry Topics of the Codification. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply a five step model for recognizing and measuring revenue from contracts with customers. In addition, an entity should disclose sufficient qualitative and quantitative information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The new revenue recognition guidance, including subsequent amendments, is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.

As of the date of this filing, we have completed our contract review and policy drafting. Based on our review, we believe the timing of revenue recognition will not materially change from current practice and the impact of adopting the new guidance is not material to our results of operations. We do not anticipate that our internal control framework will materially change as a result of the new guidance, but rather that existing internal controls will be modified and augmented as necessary. We will adopt Topic 606 as of January 1, 2018 using the full retrospective method. We will provide additional information about the impact of this new guidance, including enhanced disclosure requirements, in future filings.
Results of Operations
Year Ended December 31, 2017 compared to the Year Ended December 31, 2016
The following table represents our historical operating results for the periods presented:

	Year Ended December 31,
	2017	2016	$ Change	% Change
	(in thousands)
Consolidated Statements of Operations Data:
Revenues	$132,049	$141,360	$(9,311)	(7)%
Operating expenses:
Salaries and benefits	82,191	78,863	3,328	4%
Other operating expense	55,863	54,985	878	2%
Impairment of goodwill and intangible assets	1,081	15,438	(14,357)	(93)%
Total operating expenses	139,135	149,286	(10,151)	(7)%
Loss from operations	(7,086)	(7,926)	(840)	(11)%
Interest expense	(6,972)	(7,897)	(925)	(12)%
Interest income	4	—	4	—%
Loss before benefit from income taxes	(14,054)	(15,823)	(1,769)	(11)%
Benefit from income taxes	(1,325)	(4,370)	(3,045)	(70)%
Net Loss	$(12,729)	$(11,453)	$1,276	11%

Revenues
Total revenues were $132.0 million for the year ended December 31, 2017, a decrease of $9.3 million or 7%, compared to total revenues of $141.4 million for the year ended December 31, 2016. The decrease is due to a decline in revenues in both our student lending and healthcare markets.

Student lending revenues were $94.3 million for the year ended December 31, 2017, representing a decrease of $15.3 million, or 14%, compared to the year ended December 31, 2016. This decrease was primarily a result of the expiration of the Department of Education contract in April 2015 and subsequent wind down, partially offset by an increase in revenue as a result of an increase in the number of borrowers that are participating in the rehabilitation programs with our Guaranty Agency clients.
Healthcare revenues were $10.0 million for the year ended December 31, 2017, representing a decrease of $1.4 million, or 12%, compared to the year ended December 31, 2016. This decrease was due primarily to the wind down of our first RAC contract during 2017, offset by an approximately $2.9 million increase in revenues from commercial healthcare customers.
Salaries and Benefits
Salaries and benefits expense was $82.2 million for the year ended December 31, 2017, an increase of $3.3 million, or 4%, compared to salaries and benefits expense of $78.9 million for the year ended December 31, 2016. The increase in salaries and benefits expense was primarily due to increased headcount during 2017 in anticipation of ramp up of activity related to new clients and contracts.
Other Operating Expense
Other operating expense was $55.9 million for the year ended December 31, 2017, an increase of $0.9 million, or 2%, compared to other operating expense of $55.0 million for the year ended December 31, 2016. The increase in other operating expenses was primarily due to higher third party collection fees.
Impairment of Goodwill and Intangible Assets
Impairment of goodwill and intangible assets was $1.1 million for the year ended December 31, 2017, a decrease of $14.4 million, compared to impairment of goodwill and intangible assets of $15.4 million for the year ended December 31, 2016. The impairment of goodwill and intangible assets of $1.1 million that was recognized in 2017 relates to the write-off of goodwill and intangible assets in one of our subsidiaries, Performant Europe Ltd., due to the Company's decision to wind down activity in this business in 2017. In 2016, we wrote off of $15.4 million related to the Department of Education customer relationship intangible after the Department of Education announced in December 2016 that we would not be a recipient of the new contract awards.
Loss from Operations
As a result of the factors described above, loss from operations was $7.1 million for the year ended December 31, 2017, compared to loss from operations of $7.9 million for the year ended December 31, 2016, representing a decrease of $0.8 million, or 11%.
Interest Expense
Interest expense was $7.0 million for the year ended December 31, 2017 compared to $7.9 million for the year ended December 31, 2016, representing a decrease of 12%. Interest expense decreased due to repayments of principal under our prior credit agreement resulting in a lower outstanding balance in 2017.
Income Taxes
The income tax benefit was $1.3 million for the year ended December 31, 2017 compared to an income tax benefit of $4.4 million for the year ended December 31, 2016. Our effective income tax rate decreased to 9% for the year ended December 31, 2017 from 28% for the year ended December 31, 2016. The decrease in the effective tax rate is primarily due to a loss from operations in 2017 for which the tax benefit is not recognized due to the valuation allowance and the accrued state income tax expense related to income from operations that is taxed in separate state jurisdictions.
Net Loss
As a result of the factors described above, net loss was $12.7 million for the year ended December 31, 2017, which represents an increase of $1.3 million compared to net loss of $11.5 million for the year ended December 31, 2016.

Year Ended December 31, 2016 compared to the Year Ended December 31, 2015
The following table presents our historical operating results for the periods presented:

	Year Ended December 31,
	2016	2015	$ Change	% Change
	(in thousands)
Consolidated Statements of Operations Data:
Revenues	$141,360	$159,381	$(18,021)	(11)%
Operating expenses:
Salaries and benefits	78,863	88,077	(9,214)	(10)%
Other operating expense	54,985	64,360	(9,375)	(15)%
Impairment of goodwill and intangible assets	15,438	236	15,202	6,442%
Total operating expenses	149,286	152,673	(3,387)	(2)%
Income (loss) from operations	(7,926)	6,708	(14,634)	(218)%
Interest expense	(7,897)	(8,889)	(992)	(11)%
Loss before benefit from income taxes	(15,823)	(2,181)	13,642	625%
Benefit from income taxes	(4,370)	(386)	3,984	1,032%
Net Loss	(11,453)	(1,795)	9,658	538%

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
Impairment of Goodwill and Intangible Assets
Impairment of customer relationship was $15.4 million for the year ended December 31, 2016, an increase of $15.2 million, compared to impairment of customer relationship of $0.2 million for the year ended December 31, 2015. The increase in the impairment of customer relationship was due to the write off of $15.4 million related to the Department of Education customer relationship intangible in 2016 after the Department of Education announced in December 2016 that we would not be a recipient of the new contract awards.
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
Liquidity and Capital Resources
Our principal sources of liquidity are cash on hand and cash flows from operations. Cash and cash equivalents, which excludes restricted cash, totaled $21.7 million as of December 31, 2017. Due to our operating cash flows and our existing cash and cash equivalents and our ability to restructure both our variable and fixed expenses, we believe that we have the ability to meet our working capital and capital expenditure needs for the foreseeable future.
The $11.3 million decrease in the balance of our cash and cash equivalents at December 31, 2017 compared with December 31, 2016 was primarily due to the principal repayments of $11.2 million on our long-term debt in 2017.
The following table presents information regarding our cash flows for the years ended December 31, 2017, 2016 and 2015:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Net cash provided by operating activities	$2,974	$17,784	$16,171
Net cash used in investing activities	(7,259)	(7,866)	(6,627)
Net cash used in financing activities	(12,677)	(40,637)	(18,691)
Cash flows from operating activities
Operating activities provided $3.0 million of cash during the year ended December 31, 2017, representing a decrease of $14.8 million, compared to cash provided by operating activities of $17.8 million for the year ended December 31, 2016. The decrease included a net loss of $12.7 million in 2017 and was partially offset by various working capital fluctuations such as an increase in our income tax receivable of $4.8 million, an increase in trade receivables of $1.0 million and a decrease in other current liabilities of $1.1 million.
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
Cash flows from investing activities
Investing activities resulted in cash outflow of $7.3 million during the year ended December 31, 2017 and was primarily for capital expenditures related to information technology, hardware, data storage and security enhancements to our operating software.
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
Cash flows from financing activities
Cash used in financing activities of $12.7 million during the year ended December 31, 2017 was primarily due to the repayment of principal on outstanding debt and other contractual obligations of $55.5 million, additional borrowings on notes payable of $44.0 million, and $0.9 million in debt issuance costs for amendments to our credit agreement.
Cash used in financing activities of $40.6 million during the year ended December 31, 2016 was primarily due to the repayment of principal on outstanding debt and other contractual obligations of $39.1 million, and $1.2 million in debt issuance costs for amendments to our credit agreement.
Cash used in financing activities of $18.7 million during the year ended December 31, 2015 was primarily due to the repayment of principal on outstanding debt and other contractual obligations of $18.7 million.
Restricted Cash
As of December 31, 2017, restricted cash included in current assets on our consolidated balance sheet was $1.8 million. In November 2017, the Company deposited $1.8 million in restricted cash as collateral for new letters of credit issued to replace letters of credit terminated under our prior credit agreement.
Estimated liability for appeals and Net payable to client
At December 31, 2017, there were balances of $18.8 million and $12.8 million for the estimated liability for appeals and the net payable to client, respectively, representing obligations that we expect to pay in the near term, although it is difficult to predict the precise timing of the associated cash outflows as they are dependent on the processing and resolution of audit appeals. The term of our first Medicare Recovery Audit Contract with CMS, for Region A, expired on January 31, 2018. During the term of that contract, we accrued an estimated liability for appeals for fees that is associated with appeals for cases that are successfully appealed by the providers. Our estimates for this appeals liability are based on our historical experience with the Medicare RAC appeal process. As the term of the original contract expired, on January 2, 2018, CMS issued a letter to us stating that we will no longer be obligated to support the appeals process or maintain an appeal reserve after the January 31, 2018 contract termination date. In addition to the estimated liability for appeals, we also maintained a separate net payable to client liability for appeals decisions which had been decided, but not yet refunded to CMS. On January 31, 2018, CMS issued to us their final Letter of Demand which reconciled all outstanding payables to CMS for the old Region A contract.  Accordingly, during the first quarter 2018, we expect to release approximately $21.5 million of the estimated liability for appeals and the net payable to client balances. This will increase first quarter 2018 revenue by an amount equal to the total liability released. In conjunction with the release, we also expect to derecognize approximately $7.1 million of prepaid expenses and other current assets reflecting accrued receivables associated with amounts due from subcontractors for decided and yet-to-be decided appeals. We will leave a smaller estimated liability for appeals as we continue to assess the remaining estimated liability for refunds and appeals overturned prior to the expiration of the contract term.
Long-term Debt
On August 7, 2017, we, through our wholly-owned subsidiary Performant Business Services, Inc. (the “Borrower”), entered into a new credit agreement with ECMC Group, Inc. (the “New Credit Agreement”). The New Credit Agreement provides for a term loan facility in the initial amount of $44 million (the “Initial Term Loan”) and for up to $15 million of additional term loans (“Additional Term Loans”; and together with the Initial Term Loan, the “Loans”) which Additional Term Loans may be drawn until the second anniversary of the funding of the Initial Term Loans, subject to the satisfaction of customary conditions. On August 11, 2017, the Initial Term Loan was advanced (the “Closing Date”) and the proceeds were applied to repay all outstanding amounts under our prior credit agreement. On September 29, 2017, we entered into Amendment No. 1 to the New Credit Agreement to extend the initial interest payment due date to December 31, 2017.
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
As a result of our entry into our New Credit Agreement, and the repayment of all amounts owed under our prior credit agreement, we wrote off debt issuance costs related to our prior credit agreement of approximately $1.0 million in August 2017.
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
The New Credit Agreement also requires us to meet certain financial covenants, including maintaining a total debt to EBITDA ratio and a fixed charge coverage ratio, as such terms are defined in our credit agreement. These financial covenants are tested at the end of each quarter as applicable. The table below further describes these financial covenants, as well as our current status under these covenants as of December 31, 2017.

Financial Covenant	Covenant Requirement	Actual Ratio at December 31, 2017
Total debt to EBITDA ratio (maximum) (1)	6.0	3.45
Fixed charge coverage ratio (minimum) (2)	0.5 to 1.0	0.8
________
(1) The total debt to EBITDA ratio will apply to computation periods through August 11, 2020.
(2) The fixed charge coverage ratio of 0.5 to 1.0 is in effect through December 31, 2019, 1.0 to 1.0 will be in effect through June 30, 2020 (or until December 31, 2020 if the maturity date of the Loans is extended until the fourth anniversary of the Closing Date), 1.25 to 1.0 will be in effect through June 30, 2021 if the maturity date of the Loans is extended until the fourth anniversary of the Closing Date and 1.25 to 1.0 will be in effect through June 30, 2022 if the maturity date of the Loans is extended until the fifth anniversary of the Closing Date.
Contractual Obligations
The following summarizes our contractual obligations as of December 31, 2017:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-Term Debt Obligations	$44,000	$2,200	$41,800	$—	$—
Interest Payments	8,881	3,551	5,330	—	—
Operating Lease Obligations	14,652	2,564	6,056	3,842	2,190
Purchase Obligations	7,050	6,272	778	—	—
Total	$74,583	$14,587	$53,964	$3,842	$2,190

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
The following tables present a reconciliation of adjusted EBITDA and adjusted net income for the years ended December 31, 2017, 2016 and 2015 to actual net income for these periods:

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net loss	$(12,729)	$(11,453)	$(1,795)
Benefit from income taxes	(1,325)	(4,370)	(386)
Gain on sale of land (6)	—	—	(636)
Interest expense	6,972	7,897	8,889
Interest income	(4)	—	—
Transaction expenses (1)	576	—	3,270
Restructuring and other expenses (4)	—	329	1,079
Depreciation and amortization	10,888	13,380	13,132
Impairment of goodwill and intangible assets (7)	1,081	15,438	236
Stock based compensation	3,740	4,713	5,009
Adjusted EBITDA	$9,199	$25,934	$28,798

	Year Ended December 31,
	2017	2016	2015
	(in thousands)
Reconciliation of Adjusted Net Income:
Net loss	$(12,729)	$(11,453)	$(1,795)
Gain on sale of land (6)	—	—	(636)
Transaction expenses (1)	576	—	3,270
Stock based compensation	3,740	4,713	5,009
Amortization of intangibles (2)	898	3,736	3,790
Impairment of goodwill and intangible assets (7)	1,081	15,438	236
Deferred financing amortization costs (3)	2,385	1,732	1,191
Restructuring and other expenses (4)	—	329	1,079
Tax adjustments (5)	(3,472)	(10,379)	(5,576)
Adjusted Net Income (Loss)	$(7,521)	$4,116	$6,568

(1)
Represents costs and expenses related to the refinancing of our existing indebtedness and direct and incremental costs associated with expenses incurred in 2015 for a potential acquisition and related financing.

(2)
Represents amortization of capitalized expenses related to the acquisition of Performant by an affiliate of Parthenon Capital Partners in 2004, and also an acquisition in the first quarter of 2012 to enhance our analytics capabilities.

(3)
Represents amortization of capitalized financing costs related to our New Credit Agreement, and the write-off of deferred financing costs related to our prior credit agreement in August 2017 and amortization of capitalized financing costs related to financing conducted in 2012 and costs related to the amendment of the terms of the note payable in 2014 and 2016.

(4)	Represents restructuring costs and severance and termination expenses incurred in connection with termination of employees and consultants.
(5) Represents tax adjustments assuming a marginal tax rate of 40%.
(6) Represents gain on the sale of land in San Angelo, TX in 2015.
(7) Represents goodwill and intangible assets impairment charges related to our Performant Europe Ltd. subsidiary in 2017, and in 2016 impairment of our Department of Education customer relationship related to the announcement that we would not receive a new contract award during the first round of awards which Performant successfully protested.
Recent Accounting Pronouncements
See "Recent Accounting Pronouncements" in Note 1(u) of the Consolidated Financial Statements included in Part IV - Item 15 of this report.
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
Management, with the participation of our Chief Executive Officer and our Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of the fiscal year covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were functioning effectively at the reasonable assurance level as of December 31, 2017.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with United States Generally Accepted Accounting Principles (“US GAAP”). Under the supervision of, and with the participation of our Chief Executive Officer and Chief Accounting Officer, management assessed the effectiveness of internal control over financial reporting as of December 31, 2017. The criteria established in “Internal Control Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) were updated in May 2013, when COSO issued an updated framework (the "2013 COSO Framework"). Management based its assessment on the criteria established in the 2013 COSO Framework. Based on this evaluation, management concluded that its internal control over financial reporting was effective as of December 31, 2017.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the year ended December 31, 2017, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than those noted above.
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

Exhibit Number	Description

3.1	Second Amended and Restated Certificate of Incorporation of Registrant (incorporated by reference to Exhibit 3.1(b) to the Company’s Registration Statement on Form S-1/A filed July 23, 2012)

3.2	Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.2(b) to the Company’s Registration Statement on Form S-1/A filed July 23, 2012)

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

10.2	2004 Equity Incentive Plan and form of agreements thereunder (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 filed July 3, 2012)

10.3	2004 DCS Holdings Stock Option Plan and form of agreements thereunder (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 filed July 3, 2012)

10.4	2007 Stock Option Plan and form of agreements thereunder (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1/A filed July 23, 2012)

10.5
Recovery Audit Contractor contract by and between Diversified Collection Services, Inc. and Center for Medicare and Medicaid Services dated as of October 3, 2008, as amended (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1/A filed July 23, 2012)

10.6	Form of Change of Control Agreement, as amended (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1/A filed July 30, 2012)

10.7
Employment Agreement between the Registrant and Lisa Im, dated as of April 15, 2012, as amended (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A filed July 23, 2012)

10.8	Repurchase Agreement between the Registrant and Lisa C. Im dated as of July 3, 2012 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed July 3, 2012)

10.9
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

10.11
Termination of the Advisory Services Agreement between Diversified Collection Services, Inc. and Parthenon Capital, LLC dated as of January 8, 2004, as amended, dated as of April 13, 2012 (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1/A filed July 23, 2012)

10.12	Amended and Restated 2012 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed April 27, 2017)

10.13
Credit Agreement, dated as of August 7, 2017, by and among Performant Business Services, Inc. and ECMC Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2017)

10.14
Amendment No. 1 to Credit Agreement, dated as of September 29, 2017, by and among Performant Business Services, Inc. and ECMC Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed November 13, 2017)

Exhibit Number	Description

21*	List of Subsidiaries

23*	Consent of KPMG LLP, Independent Registered Public Accounting Firm

24*	Powers of Attorney (included in the signature page to this report)

31.1*	Rule 13a-14(a)/15d-14(a) Certification, executed by Lisa C. Im

31.2*	Rule 13a-14(a)/15d-14(a) Certification, executed by Ian Johnston

32.1*	Furnished Statement of the Chief Executive Officer under 18 U.S.C. Section 1350

32.2*	Furnished Statement of the Chief Accounting Officer under 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Scheme

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
*Filed herewith
Schedules not listed above have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes hereto.
ITEM 16. Form 10-K Summary
Not applicable

Index to Consolidated Financial Statements

Page
Consolidated Financial Statements of Performant Financial Corporation and Subsidiaries as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016 and 2015

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
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Performant Financial Corporation and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes and financial statement Schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP
We have served as the Company’s auditor since 2002.
San Francisco, California
March 14, 2018

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except per share amounts)

Assets	December 31, 2017	December 31, 2016
Current assets:
Cash and cash equivalents	$21,731	$32,982
Restricted cash	1,788	7,502
Trade accounts receivable, net of allowance for doubtful accounts of $35 and $224, respectively	12,494	11,484
Deferred income taxes	—	5,331
Prepaid expenses and other current assets	12,678	12,686
Income tax receivable	6,839	2,027
Total current assets	55,530	72,012
Property, equipment, and leasehold improvements, net	20,944	23,735
Identifiable intangible assets, net	4,864	5,895
Goodwill	81,572	82,522
Deferred income taxes	468	—
Other assets	1,058	914
Total assets	$164,436	$185,078
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of notes payable, net of unamortized debt issuance costs of $171 and $1,294, respectively	$2,029	$9,738
Accrued salaries and benefits	4,569	4,315
Accounts payable	1,518	628
Other current liabilities	3,347	4,409
Estimated liability for appeals	18,817	19,305
Net payable to client	12,800	13,074
Total current liabilities	43,080	51,469
Notes payable, net of current portion and unamortized debt issuance costs of $3,245 and $272, respectively	38,555	43,878
Deferred income taxes	—	1,130
Other liabilities	2,476	2,356
Total liabilities	84,111	98,833
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized, 500,000 shares at December 31, 2017 and 2016, respectively; issued and outstanding, 51,085 and 50,234 shares at December 31, 2017 and 2016, respectively	5	5
Additional paid-in capital	72,459	65,650
Retained earnings	7,861	20,590
Total stockholders’ equity	80,325	86,245
Total liabilities and stockholders’ equity	$164,436	$185,078
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)

	For the Years Ended December 31,
	2017	2016	2015
Revenues	$132,049	$141,360	$159,381
Operating expenses:
Salaries and benefits	82,191	78,863	88,077
Other operating expenses	55,863	54,985	64,360
Impairment of goodwill and intangible assets	1,081	15,438	236
Total operating expenses	139,135	149,286	152,673
Income (loss) from operations	(7,086)	(7,926)	6,708
Interest expense	(6,972)	(7,897)	(8,889)
Interest income	4	—	—
Loss before benefit from income taxes	(14,054)	(15,823)	(2,181)
Benefit from income taxes	(1,325)	(4,370)	(386)
Net loss	$(12,729)	$(11,453)	$(1,795)

Net loss per share attributable to common shareholders (see Note 1)
Basic	$(0.25)	$(0.23)	$(0.04)
Diluted	$(0.25)	$(0.23)	$(0.04)
Weighted average shares (see Note 1)
Basic	50,688	50,038	49,415
Diluted	50,688	50,038	49,415
 See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	For the Years Ended December 31,
	2017	2016	2015
Net loss	$(12,729)	$(11,453)	$(1,795)
Other comprehensive income (loss):
Foreign currency translation adjustment	(3)	21	31
Comprehensive loss	$(12,732)	$(11,432)	$(1,764)
 See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2017, 2016 and 2015
(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit)	Total
	Shares	Amount
Balance, December 31, 2014	49,350	$5	$57,329	$33,838	$91,172
Common stock issued under stock plans, net of shares withheld for employee taxes	129	—	(54)	—	(54)
Stock-based compensation expense	—	—	5,009	—	5,009
Income tax (shortfall) from employee stock awards	—	—	(507)	—	(507)
Other comprehensive income	—	—	31	—	31
Net loss	—	—	—	(1,795)	(1,795)
Balance, December 31, 2015	49,479	5	61,808	32,043	93,856
Common stock issued under stock plans, net of shares withheld for employee taxes	755	—	71	—	71
Stock-based compensation expense	—	—	4,713	—	4,713
Income tax (shortfall) from employee stock awards	—	—	(963)	—	(963)
Other comprehensive income	—	—	21	—	21
Net loss	—	—	—	(11,453)	(11,453)
Balance, December 31, 2016	50,234	5	65,650	20,590	86,245
Common stock issued under stock plans, net of shares withheld for employee taxes	851	—	(230)	—	(230)
Stock-based compensation expense	—	—	3,740	—	3,740
Recognition of warrant issued in debt financing	—	—	3,302	—	3,302
Other comprehensive income	—	—	(3)	—	(3)
Net loss	—	—	—	(12,729)	(12,729)
Balance, December 31, 2017	51,085	$5	$72,459	$7,861	$80,325
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2017	2016	2015
Cash flows from operating activities:
Net loss	$(12,729)	$(11,453)	$(1,795)
Adjustments to reconcile net loss to net cash provided by operating activities:
(Gain) loss on disposal of assets	67	12	(585)
Impairment of goodwill and intangible assets	1,081	15,438	236
Depreciation and amortization	10,888	13,380	13,132
Deferred income taxes	3,733	(6,912)	(2,943)
Stock-based compensation	3,740	4,713	5,009
Interest expense from debt issuance costs	1,336	1,264	1,242
Write-off of unamortized debt issuance costs	1,049	468	—
Interest expense paid in kind	331	—	—
Changes in operating assets and liabilities:
Trade accounts receivable	(1,010)	6,481	(2,918)
Prepaid expenses and other current assets	8	247	(374)
Income tax receivable	(4,812)	(2,027)	4,394
Other assets	(148)	(740)	174
Accrued salaries and benefits	254	(446)	(619)
Accounts payable	890	(301)	(441)
Other current liabilities	(1,062)	(656)	(1,766)
Income taxes payable	—	(895)	895
Estimated liability for appeals	(488)	187	493
Net payable to client	(274)	(1,326)	2,290
Other liabilities	120	350	(253)
Net cash provided by operating activities	2,974	17,784	16,171
Cash flows from investing activities:
Proceeds from sale of property, equipment, and leasehold improvements	—	—	1,268
Purchase of property, equipment, and leasehold improvements	(7,259)	(7,866)	(7,895)
Net cash used in investing activities	(7,259)	(7,866)	(6,627)
Cash flows from financing activities:
Repayment of notes payable	(55,513)	(39,076)	(17,537)
Debt issuance costs paid	(934)	(1,181)	—
Taxes paid related to net share settlement of stock awards	(385)	(266)	(90)
Proceeds from exercise of stock options	155	337	37
Borrowings from notes payable	44,000	—	—
Income tax benefit from employee stock awards	—	103	22
Payment of purchase obligation	—	(554)	(1,123)
Net cash used in financing activities	(12,677)	(40,637)	(18,691)
Effect of foreign currency exchange rate changes on cash	(3)	21	31
Net decrease in cash, cash equivalents and restricted cash	(16,965)	(30,698)	(9,116)
Cash, cash equivalents and restricted cash at beginning of year	40,484	71,182	80,298
Cash, cash equivalents and restricted cash at end of year	$23,519	$40,484	$71,182
Non-cash financing activities:
Recognition of warrant issued in debt financing	$3,302	$—	$—
Supplemental disclosures of cash flow information:
Cash paid (received) for income taxes	$(353)	$5,273	$(2,726)
Cash paid for interest	$4,284	$6,156	$7,650
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements
For the Years Ended December 31, 2017, 2016 and 2015

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
The accompanying consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles, or U.S. GAAP. The Company consolidates entities in which it has controlling financial interest, and as of December 31, 2017, all of the Company’s subsidiaries are 100% owned. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified for consistency with the current period presentation.

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

(e)	Restricted Cash
At December 31, 2017 and 2016, restricted cash included in current assets on our consolidated balance sheet was $1.8 million and $7.5 million, respectively. In May 2017, the Company paid $7.5 million to the lenders and deposited $6.0 million into a segregated deposit account in connection with the Eighth Amendment to our Prior Credit Agreement (as defined below). On August 3, 2017, all of this $6.0 million of restricted cash was paid to the administrative agent for the benefit of the lenders under our Prior Credit Agreement. In November 2017, the Company deposited $1.8 million in restricted cash as collateral for new letters of credit issued to replace letters of credit terminated under our prior credit agreement.

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
During the second quarter of 2017, the Company decided to wind down the activity of Performant Europe Ltd. Based on this decision, the Company concluded that the fair value of Performant Europe Ltd. was more likely than not less than its carrying amount. Accordingly, the goodwill balance related to the healthcare audit acquisition was $0.9 million, and we recognized a goodwill impairment loss of this amount as of June 30, 2017.
The Company performed a qualitative assessment of whether it is more likely than not that goodwill fair value is less than its carrying amount as of November 30, 2017, and concluded that there was no need to perform an impairment test. The Company performed a qualitative assessment of whether it is more likely than not that goodwill fair value is less than its carrying amount as of November 30, 2016, and concluded that there was no need to perform an impairment test. In December 2016, the Department of Education awarded contracts for student loan recovery services to seven contractors, and we were not selected to receive one of these contract awards. Based on this event, the Company performed a Step 1 impairment assessment as of December 31, 2016 and concluded that it was not necessary to perform a Step 2 impairment assessment.
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
The Company follows the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Subtopic 350-40, Internal-Use Software, which specifies that costs incurred during the application stage of development should be capitalized. All other costs are expensed as incurred. During 2017, 2016 and 2015, costs of $5.1 million, $6.9 million and $7.0 million respectively, were capitalized for projects in the application stage of development, with depreciation expense of $6.7 million, $5.8 million and $4.8 million respectively, for completed projects.

(k)	Debt Issuance Costs
Debt issuance costs represent loan and legal fees paid in connection with the issuance of long-term debt. Debt issuance costs are deducted from current and non-current notes payable and are amortized to interest expense in accordance with key terms of the notes as amended.

(l)	Revenues, Accounts Receivable, and Estimated Liability for Appeals
Revenue is recognized upon the collection of defaulted loan and debt payments. Loan rehabilitation revenue is recognized when the rehabilitated loans are sold (funded) by clients. Incentive revenue is recognized upon receipt of official notification of incentive award from customers. Under the Company’s RAC contract with CMS, the Company recognizes revenues when the healthcare provider has paid CMS for a given claim or has agreed to an offset against other claims by the provider. Providers have the right to appeal a claim and may pursue additional appeals if the initial appeal is found in favor of CMS. The Company accrues an estimated liability for appeals at the time revenue is recognized based on the Company's estimate of the amount of revenue probable of being refunded to CMS following successful appeal. In addition, if the Company's estimate of the liability for appeals with respect to revenues recognized during a prior period changes, the Company increases or decreases current period accruals based on such change in estimated liability. At December 31, 2017, a total of $18.5 million was presented as an allowance against revenue, representing the Company’s estimate of claims that may be overturned. In addition to the $18.5 million related to the RAC contract with CMS, the Company has accrued $0.3 million of additional estimated liability for appeals related to other healthcare contracts. The total accrued liability for appeals of $18.8 million has therefore been presented in the caption estimated liability for appeals at December 31, 2017.  Similarly, at December 31, 2016, the total appeals-related liability was $19.3 million, comprised of an estimated liability for appeals of $19.0 million. The $18.8 million balance at December 31, 2017 and the $19.3 million balance as of December 31, 2016, represents the Company’s best estimate of the probable amount of losses related to appeals of claims for which commissions were previously collected. To the extent that required payments by the Company exceed the amount accrued, revenues in the applicable period would be reduced by the amount of the excess.
For the year ended December 31, 2017, the Company had 2 clients whose individual revenues exceeded 10% of the Company’s total revenues. The dollar amount and percent of total revenue of each of the 2 clients is summarized in the table below (in thousands):

Rank	2017 Revenue	Percent of total revenue
1	$43,189	32.7%
2	27,367	20.7%
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
Revenue from the largest three customers was 63%, 55% and 55% of total revenue in 2017, 2016 and 2015, respectively. Accounts receivable due from these three customers were 31%, 57% and 54% of total trade receivables at December 31, 2017, 2016 and 2015, respectively. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by operating activities in the consolidated statements of cash flows. The Company determines the allowance for doubtful accounts by specific identification. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts was $35 thousand and $0.2 million for December 31, 2017 and December 31, 2016, respectively.

(m)	Net Payable to Client
The Company nets outstanding accounts receivable invoices from an audit and recovery contract against payables for overturned audits. The overturned audits are netted against current fees due on the invoice to the client when they are processed by the client’s system. The "Net payable to client" balance of $12.8 million and $13.1 million represents the excess of payables for overturned audits at December 31, 2017 and 2016, respectively. The Company expects that the net payable-to-client balance will be paid to the client within the next twelve months.

(n)	Prepaid Expenses and Other Current Assets
At December 31, 2017, prepaid expenses and other current assets includes $5.6 million of amounts estimated to become due from subcontractors. The Company employs subcontractors to audit claims as part of an audit & recovery contract, and to the extent that audits by these subcontractors are overturned on appeal, the fees associated with such claims are contractually refundable to the Company. At December 31, 2017, the receivable associated with estimated future overturns of subcontractor audits was $5.6 million. In addition, at December 31, 2017, Prepaid expenses and other current assets includes a net receivable of $3.7 million for subcontractor fees for already overturned audits refundable to the Company once the Company refunds its fees to the client as prime contractor. By comparison, at December 31, 2016, the receivable associated with the estimated future overturns of subcontractor audits was $5.7 million, and the receivable for subcontractor fees for already overturned audits refundable to the Company once the Company refunds its fees to the client as prime contractor was $3.7 million.

(o)	Legal Expenses
The Company recognizes legal fees related to litigation as they are incurred.

(p)	Comprehensive Income (Loss)
The Company has a single component of comprehensive income (loss) on the Consolidated Statements of Comprehensive Income (Loss) related to foreign currency translation adjustments for its subsidiary Performant Europe Ltd. for the years ended December 31, 2017, 2016 and 2015.

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

(s)	Stock Options
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
FASB ASC Topic 718 also requires that excess tax benefits recognized in equity related to stock option exercises are reflected as financing cash inflows. The Company recognized an income tax benefit resulting from the exercise of stock options in 2017, 2016 and 2015 of $0.0 million, $0.1 million and $0.02 million, respectively.

(t)	Earnings per Share
For the years ended December 31, 2017, 2016, and 2015, basic earnings per share is calculated by dividing net income available to common shareholders by the sum of the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of common shares and dilutive common shares equivalents outstanding during the period. The Company’s common share equivalents consist of stock options, restricted stock units, and performance stock units.
The following table reconciles the basic to diluted weighted average shares outstanding using the treasury stock method (shares in thousands):

	Years Ended December 31,
	2017	2016	2015
Weighted average shares outstanding – basic	50,688	50,038	49,415
Dilutive effect of stock options	—	—	—
Weighted average shares outstanding – diluted	50,688	50,038	49,415
The following table shows the number of shares of Common Stock subject to options and restricted stock awards that were outstanding for the years ended December 31, 2017, 2016 and 2015, which were not included in the net income per diluted share calculation because to do so would have been anti-dilutive:

	Years Ended December 31,
	2017	2016	2015
Number of shares	4,604,218	3,996,701	4,430,292
Number of shares includes 3,713,116, 3,360,384 and 3,812,516 options to purchase shares at exercise prices greater than the average market price of the common stock for the year ended December 31, 2017, 2016 and 2015, respectively, and excludes 891,102, 636,317 and 617,776 options to purchase shares for the year ended December 31, 2017, 2016 and 2015, respectively, because the effect of including them was anti-dilutive.

(u)	New Accounting Pronouncements
Recently Adopted Accounting Pronouncements
In November 2015, the FASB issued Accounting Standards Update (ASU) 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes" (ASU 2015-17), which simplifies the reporting requirements of deferred taxes by requiring all organizations to classify all deferred tax assets and liabilities, along with any related valuation allowance, as noncurrent. The guidance is effective for public companies with annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. We adopted ASU 2015-17 during our first quarter of 2017 on a prospective basis.
During the first quarter 2017, the Company adopted ASU 2016-09, "Improvements to Employee Share-Based Payment Accounting" (ASU 2016-09) on a prospective basis.  As a result of the adoption, the Company recognized $324 thousand of income tax expense for the twelve months ended December 31, 2017.  These tax benefits, or shortfalls, were historically recorded in equity.  In addition, cash flows related to excess tax benefits, or shortfalls, are now classified as an operating activity.  Cash paid on employees’ behalf related to shares withheld for tax purposes is classified as a financing activity, consistent with prior year’s presentation.

In November 2016, the FASB issued ASU 2016-18, "Restricted Cash" which clarifies guidance on the classification and presentation of restricted cash in the statement of cash flows. The standard states that restricted cash should be included within cash and cash equivalents on the statement of cash flows. This new guidance is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted. We have adopted this guidance early and have included restricted cash within cash and cash equivalents on our consolidated statements of cash flows.
Recently Issued Accounting Pronouncements
In May 2014, the FASB issued an ASU that amends the FASB ASC by creating a new Topic 606, "Revenue from Contracts with Customers". The new guidance supersedes the revenue recognition requirements in Topic 605, "Revenue Recognition", and most industry-specific guidance on revenue recognition throughout the Industry Topics of the Codification. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply a five step model for recognizing and measuring revenue from contracts with customers. In addition, an entity should disclose sufficient qualitative and quantitative information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The new revenue recognition guidance, including subsequent amendments, is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. As of the date of this filing, we have completed our contract review and policy drafting. Based on our review, we believe the timing of revenue recognition will not materially change from current practice and the impact of adopting the new guidance is not material to the results of operations. The Company does not anticipate that our internal control framework will materially change, but rather that existing internal controls will be modified and augmented as necessary. We will adopt Topic 606 as of January 1, 2018 using the full retrospective method. We will provide additional information about the impact of this new guidance, including enhanced disclosure requirements, in future filings.
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

2.	Property, Equipment, and Leasehold Improvements
Property, equipment, and leasehold improvements consist of the following at December 31, 2017 and 2016 (in thousands):

	December 31, 2017	December 31, 2016
Land	$1,122	$1,122
Building and leasehold improvements	6,410	6,203
Furniture and equipment	5,763	5,656
Computer hardware and software	72,044	67,861
	85,339	80,842
Less accumulated depreciation and amortization	(64,395)	(57,107)
Property, equipment and leasehold improvements, net	$20,944	$23,735
Depreciation and amortization expense of property, equipment and leasehold improvements was $10.0 million, $9.6 million and $9.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. During 2015, the Company sold land in Texas for $1.3 million in cash for a gain of $0.6 million.
3. Identifiable Intangible Assets
Identifiable intangible assets consist of the following at December 31, 2017 and 2016 (in thousands):

December 31, 2017	Gross Amounts	Accumulated Amortization	Net
Amortizable intangibles:
Customer contracts and related relationships	$22,128	$(17,264)	$4,864
Perpetual license	3,250	(3,250)	—
Total intangible assets	$25,378	$(20,514)	$4,864

December 31, 2016	Gross Amounts	Accumulated Amortization	Net
Amortizable intangibles:
Customer contracts and related relationships	$22,381	$(16,560)	$5,821
Perpetual license	3,313	(3,239)	74
Total intangible assets	$25,694	$(19,799)	$5,895
For the years ended December 31, 2017, 2016 and 2015, amortization expense related to intangible assets amounted to $0.9 million, $3.7 million and $3.8 million, respectively. For the year ended December 31, 2017, an impairment expense of $0.1 million was recognized to account for the impairment charge in Performant Europe Ltd. due to the Company's decision to wind down this subsidiary. For the year ended December 31, 2016, an impairment expense of $15.4 million was recognized relating to the Department of Education customer relationship and has been presented as a separate caption in the consolidated statements of operations. For the year ended December 31, 2015, an impairment expense of $0.2 million was recognized to account for the loss of a client.

The estimated aggregate amortization expense for each of the five following fiscal years is as follows (in thousands):

Year Ending December 31,	Amount
2018	$811
2019	811
2020	811
2021	811
2022	811
Thereafter	809
Total	$4,864
4. Credit Agreement
On March 19, 2012, we, through our wholly owned subsidiary, entered into a $147.5 million credit agreement, as amended and restated, with Madison Capital Funding LLC as administrative agent, ING Capital LLC as syndication agent, and other lenders party thereto (as amended, the "Prior Credit Agreement"). The senior credit facility consists of (i) a $57.0 million Term A loan that matures in March 2017, (ii) a $79.5 million Term B loan that matures in June 2018, and (iii) a $11.0 million revolving credit facility that expired and fully paid in March 2017. On June 28, 2012, we amended the credit agreement to increase the amount of our borrowings under our Term B loan by $19.5 million.
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
The Loans will mature on the third anniversary of the Closing Date, however we will have the option to extend the maturity of the Loans for two additional one year periods, subject to the satisfaction of customary conditions.  The Loans will bear interest at the one-month LIBOR rate (subject to a 1% per annum floor) plus a margin which may vary from 5.5% per annum to 10.0% per annum based on our total debt to EBITDA ratio.  The Initial Term Loans will initially bear interest at LIBOR plus 7.0% per annum.  Our annual interest rate at December 31, 2017 was 8.6%. We will be required to pay 5% of the original principal balance of the Loans annually in quarterly installments beginning March 31, 2018, and to offer to make mandatory prepayments of the Loans with a percentage of our excess cash flow which may vary between 75% and 0% depending on our total debt to EBITDA ratio.  In addition to mandatory prepayments for excess cash flow, we will also be required to offer to prepay the Loans with the net cash proceeds of certain asset dispositions and with the issuance of debt not otherwise permitted under the New Credit Agreement.  Except in connection with a change of control and the payment of a 1% premium, we will not be permitted to voluntarily prepay the Loans until after the first anniversary of the Closing Date.  We will be permitted to prepay the Loans during the second year after the Closing Date if accompanied by a prepayment premium of 1%.  Thereafter, we will be permitted to prepay the Loans without any prepayment premium.
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
Scheduled payments under the Agreement for the next five years and thereafter are as follows (in thousands):

Year Ending December 31,	Amount
2018	$2,200
2019	2,200
2020	39,600
2021	—
Total	$44,000
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

Outstanding debt obligations are as follows (in thousands):

December 31, 2017
Principal amount	$44,000
Less: unamortized discount and debt issuance costs	(3,416)
Loan payable less unamortized discount and debt issuance costs	40,584
Less: current maturities	(2,029)
Long-term loan payable, net of current maturities	$38,555
5. Commitments and Contingencies
We have entered into various non-cancelable operating lease agreements for certain of our office facilities and equipment with original lease periods expiring between 2017 and 2025. Certain of these arrangements have free rent periods and /or escalating rent payment provisions, and we recognize rent expense under such arrangements on a straight-line basis. In October 2017, we renewed our lease agreements for office space for approximately 50,000 square feet in Livermore, California. In December 2017, we entered two new lease agreements for office space for approximately 26,000 square feet in San Angelo, Texas and 32,000 square feet in Sunrise, Florida.
Future minimum rental commitments under non-cancelable leases as of December 31, 2017 are as follows (in thousands):

Year Ending December 31,	Amount
2018	$2,564
2019	3,046
2020	3,010
2021	2,132
2022	1,710
Thereafter	2,190
Total	$14,652
Lease expense was $2.7 million, $2.8 million and $3.0 million for the years ended December 31, 2017, 2016 and 2015, respectively.
6. Capital Stock
Since August 15, 2012, the authorized Common Stock has been 500,000,000 shares and the authorized preferred stock has been 50,000,000 shares.

7.	Stock-based Compensation

(a)	Stock Options
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
The terms of the Performant Financial Corporation 2012 Stock Incentive Plan provide for the granting of incentive stock options within the meaning of Section 422 of the Code to employees and the granting of nonstatutory stock options, restricted stock, stock appreciation rights, stock unit awards and cash-based awards to employees, non-employee directors and consultants. The Company has reserved 10,550,000 shares of common stock under the 2012 Plan. Options granted under the Performant Financial Corporation 2012 Stock Incentive Plan generally vest over periods of four or five-years.

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
Total stock-based compensation expense charged as salaries and benefits expense in the consolidated statements of operations was $3.7 million, $4.7 million and $5.0 million for the years ended December 31, 2017, 2016, and 2015, respectively. The following table sets forth a summary of our stock option activity for the year ended December 31:

	Outstanding Options	Weighted average exercise price per share	Weighted average remaining contractual life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2014	4,023,383	$7.18	6.41
Granted	294,500	3.57
Forfeited	(171,625)	8.25
Exercised	(29,135)	1.62
Outstanding at December 31, 2015	4,117,123	6.92	5.64
Granted	115,000	1.74
Forfeited	(327,327)	8.26
Exercised	(398,267)	0.85
Outstanding at December 31, 2016	3,506,529	7.32	5.04
Granted	—	—
Forfeited	(260,175)	5.40
Exercised	(310,156)	0.50
Outstanding December 31, 2017	2,936,198	$8.21	4.48	$360
Vested, exercisable, and expected to vest(1) at December 31, 2017	2,929,438	$8.22	4.47	$360
Exercisable at December 31, 2017	2,796,568	$8.38	4.34	$360

(1)	Options expected to vest reflect an estimated forfeiture rate.
There were no stock options granted during the year ended December 31, 2017. The weighted-average grant-date exercise price of stock options granted during the years ended December 31, 2016 and 2015 was $1.74 and $3.57, respectively, per share. The aggregate intrinsic value of our stock options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the years ended December 31, 2017, 2016 and 2015, was $0.4 million, $0.4 million and $0.1 million, respectively. At December 31, 2017, 2016, and 2015, there was $0.3 million, $2.0 million and $4.7 million, respectively, of unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements, which the Company expects to recognize over a weighted-average period of 0.93 years as stock-based compensation expense.
Net cash proceeds from the exercise of stock options were $0.2 million, $0.3 million and $0.04 million during 2017, 2016 and 2015, respectively. For the years ended December 31, 2017, 2016 and 2015, we realized a $0.0 million, $0.1 million and $0.02 million tax benefit from the exercise of stock options, respectively.
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
We estimated the fair value of options granted using a Black-Scholes option pricing model with the following assumptions:

	For the Years Ended December 31,
	2017	2016	2015
Expected volatility	—%	51.5%	48.6%
Expected dividends	—%	—%	—%
Expected term (years)	0.0	6.1	6.1
Risk-free interest rate	—%	1.4%	1.7%
Weighted-average estimated fair value of options granted during the year	$—	$0.86	$1.71
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
Expected Volatility – Because there is insufficient history of the Company’s stock price returns, the Company lacks sufficient historical volatility data for its equity awards. Accordingly, the Company calculates the expected volatility using a composite made up of comparable peer companies and as of December 31, 2017 an approximate 88% company weighting over a term comparable to the expected term of the options issued which would have been used had grants been made.
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
The following table summarizes restricted stock unit activity for the year ended December 31:

		Weighted
		average
	Number of	grant date
	Awards	fair value
Outstanding at December 31, 2015	1,229,274	$4.67
Granted	1,470,154	1.74
Forfeited	(133,950)	4.20
Vested and converted to shares, net of units withheld for taxes	(505,238)	4.31
Outstanding at December 31, 2016	2,060,240	$2.70
Granted	1,701,252	2.32
Forfeited	(417,725)	2.93
Vested and converted to shares, net of units withheld for taxes	(540,673)	2.75
Units withheld for taxes	(211,507)	$2.75
Outstanding at December 31, 2017	2,591,587	$2.39
Expected to vest at December 31, 2017	2,462,007	$2.39
Share-based compensation cost for restricted stock units (RSUs) is measured based on the closing fair market value of the Company's common stock on the date of grant. The Company recognizes share-based compensation cost over the award's requisite service period on a straight-line basis for time-based RSUs and on a graded basis for RSUs that are contingent on the achievement of performance conditions. The Company recognizes a benefit (shortfall) from share-based compensation in the Consolidated Statements of Changes in Stockholders' Equity.

The majority of RSUs that vested in 2017 and 2016 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes, and remitted the cash to the appropriate taxing authorities. The total shares withheld were approximately 212,000 shares for 2017 and approximately 148,000 shares for 2016, and were based on the value of the RSUs on their respective vesting dates as determined by the Company’s closing stock price. These net-share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.
At December 31, 2017 and 2016, there was $4.3 million and $3.7 million of compensation expense yet to be recognized related to non-vested restricted stock units. The unrecognized expense as of December 31, 2017 is expected to be recognized over the remaining weighted-average vested period of 2.68 years. 752,180 and 505,238 of the restricted stock units vested during the years ended December 31, 2017 and 2016, respectively. Restricted stock units granted under the Performant Financial Corporation 2012 Stock Incentive Plan generally vest over periods between one and four years.
8. Employee Benefit Plan
The Company has a 401(k) Salary Deferral Plan (the Plan) covering all full-time employees who have met certain service requirements. Employees may contribute a portion of their salary up to the maximum limit established by the Internal Revenue Code for such plans. Employer contributions are discretionary. No matching contributions were made during 2017, 2016 and 2015.
9. Income Taxes
The Company’s income tax expense (benefit) consists of the following (in thousands):

	2017	2016	2015
Current:
Federal	$(5,427)	$3,835	$1,393
State	369	(1,293)	1,164
	(5,058)	2,542	2,557
Deferred:
Federal	$2,643	$(5,379)	$(2,578)
State	1,090	(1,533)	(365)
	3,733	(6,912)	(2,943)
Total benefit	$(1,325)	$(4,370)	$(386)
The reconciliation between the amount computed by applying the U.S. federal statutory rate of 34% to income before taxes and the Company's tax provision for 2017, 2016, and 2015 is as follows:

	2017	2016	2015
Federal income at the statutory rate	34%	34%	35%
State income tax, net of federal benefit	(8)%	11%	(26)%
Permanent differences	1%	(1)%	(9)%
Work Opportunity Credit	2%	1%	9%
Return to provision true-up	(1)%	(1)%	4%
Valuation Allowance	(13)%	(18)%	—%
Rate change on deferreds	(6)%	—%	—%
Other	—%	2%	4%
	9%	28%	17%

The following table summarized the components of the Company's deferred tax assets and liabilities as of December 31, 2017 and 2016 (in thousands):

	2017	2016
Deferred tax assets
Bad debt reserve	$11	$92
Vacation accrual	510	557
Workers Compensation	241	308
Nonqualified stock options	3,917	4,893
Debt issuance costs	27	279
Acquisition costs	23	66
State tax deferral	384	843
Deferred revenue	15	104
State tax credits	452	298
Net operating loss	453	217
Estimated liability for appeals	3,956	5,585
Other	448	146
Total deferred tax assets	10,437	13,388
Valuation allowance	(5,772)	(3,857)
Total deferred tax assets net of valuation allowance	4,665	9,531
Deferred tax liabilities:
Identifiable intangible assets	(733)	(1,299)
Fixed assets	(3,430)	(4,009)
Other	(34)	(22)
Total deferred tax liabilities	(4,197)	(5,330)
Net deferred tax assets (liabilities)	$468	$4,201
As of December 31, 2017, the Company recorded a valuation allowance against deferred tax assets that are not more likely than not realizable based upon the assessment of all positive and negative evidence. The total amount of the valuation allowance at December 31, 2017 is $5.8 million, which is an increase of $1.9 million from the amount recorded as of December 31, 2016.
On December 22, 2017, President Trump signed into law the “Tax Cuts and Jobs Act” (TCJA) that significantly reforms the Internal Revenue Code of 1986, as amended. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest, allows for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. We do not expect tax reform to have a material impact to our financial statements. Our net deferred tax assets and liabilities have been revalued at the newly enacted U.S. corporate rate, and the provisional impact was recognized in our tax expense in 2017. We are continuing to evaluate the impact this tax reform legislation may have on our business.
In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income and tax-planning strategies in making this assessment. Based upon the Company’s cumulative three year loss position and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not that the Company will be unable to realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could change in the near term if estimates of future taxable income during the carryforward period change.
The Company has state tax credits of $0.5 million, which will expire in 2024. The Company has state net operating loss carryforwards of $0.4 million which expire in 2020 and a federal net operating loss carryforward of $0.1 million which will expire in 2037. The Company has $0.3 million of federal tax credit carryforwards which will expire in 2037.

The following table reconciles the Company’s unrecognized tax benefits as of December 31, 2017 from its unrecognized tax benefits as of December 31, 2015 (in thousands):

Unrecognized tax benefits balance at December 31, 2015	$895
Increase related to prior year tax positions	311
Decrease related to prior year tax positions	(43)
Increase related to current year tax positions	—
Settlements	—
Lapse of statute of limitations	(176)
Unrecognized tax benefits balance at December 31, 2016	987
Increase related to prior year tax positions	362
Decrease related to prior year tax positions	—
Increase related to current year tax positions	—
Settlements	—
Lapse of statute of limitations	(267)
Unrecognized tax benefits balance at December 31, 2017	$1,082
At December 31, 2017 and 2016, we had approximately $1.1 million and $1.0 million of unrecognized tax benefits, respectively. We do not expect any significant change in unrecognized tax benefits during the next twelve months. The Company records interest expense and penalties related to unrecognized tax benefits in income tax expense. The amount of accrued interest was not material at December 31, 2017 and 2016, respectively. No penalties were recognized in 2016 or accrued at December 31, 2017, and 2016 respectively. Unrecognized tax benefits of approximately $1.1 million which, if recognized, would favorably affect the Company’s effective income tax rate.
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
10. Related Party Transactions
The Company did not have any material related party transactions for the years ending December 31, 2017, 2016 and 2015.
11. Other Commitments and Contingencies

(a)	Trust Funds
The Company collects principal and interest payments and collection costs on defaulted loans for various contracting agencies. Cash collections for some of the Company’s customers are held in trust in bank accounts controlled by the Company. The Company remits trust funds to the contracting agencies on a regular basis. The amount of cash held in trust and the related liability are separated from and not included in the Company’s assets and liabilities. Cash held in trust for customers totaled $0.7 million and $1.4 million at December 31, 2017 and 2016, respectively.

(b)	Litigation
The Company, during the ordinary course of its operations, has been named in various legal suits and claims, several of which are still pending. In the opinion of management and the Company’s legal counsel, such legal actions will not have a material effect on the Company’s financial position or results of operations or cash flows.
12. Subsequent Events
The term of our first Medicare Recovery Audit Contract with CMS, for Region A, expired on January 31, 2018. During that contract, we accrued an estimated liability for appeals for fees that are associated with appeals for cases that are successfully appealed by the providers. Our estimates for this appeals liability are based on our historical experience with the Medicare RAC appeal process. As the term of the original contract expired, CMS issued a letter to us on January 2,

2018, stating that Performant will no longer be obligated to support the appeals process or maintain an appeal reserve after the January 31, 2018 contract termination date. In addition to the estimated liability for appeals, we also maintained a separate Net payable to client liability for appeals decisions which had been decided, but not yet refunded to CMS. On January 31, 2018, CMS issued to us their final Letter of Demand which reconciled all outstanding payables to CMS for the old Region A contract.  Accordingly, during the first quarter 2018, we expect to release approximately $21.5 million of the estimated liability for appeals and the Net payable to client balances. This will increase first quarter 2018 revenue by an amount equal to the total liability released. In conjunction with the release, we also expect to derecognize approximately $7.1 million of prepaid expenses and other current assets reflecting accrued receivables associated with amounts due from subcontractors for decided and yet-to-be decided appeals. We will leave a smaller estimated liability for appeals as we continue to assess the remaining estimated liability for refunds and appeals overturned prior to the expiration of the contract term.  The remaining amount represents management’s best estimate of the remaining estimated liability for appeals for fees associated with appeals for cases that have been successfully appealed by providers prior to January 31, 2018, or the term expiration of the Region A contract.
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
Lisa C. Im
Chief Executive Officer
Date: March 14, 2018
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Lisa C. Im and Ian Johnston, and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lisa C. Im	Chief Executive Officer (Principal Executive Officer) and Board Chair	March 14, 2018
Lisa C. Im

/s/ Ian Johnston	Vice President and Chief Accounting Officer (Principal Financial Officer)	March 14, 2018
Ian Johnston

/s/ Todd R. Ford	Director	March 14, 2018
Todd R. Ford

/s/ Brian P. Golson	Director	March 14, 2018
Brian P. Golson

/s/ Bradley M. Fluegel	Director	March 14, 2018
Bradley M. Fluegel

/s/ Bruce Hansen	Director	March 14, 2018
Bruce Hansen

/s/ William D. Hansen	Director	March 14, 2018
William D. Hansen

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2017, 2016 and 2015
Allowance for doubtful accounts (in thousands):

Description	Balance at Beginning of Period	Additions Charged against Expense	Recoveries	Charge-offs	Balance at End of Period
2017	$224	35	—	(224)	$35
2016	$386	—	(162)	—	$224
2015	$32	354	—	—	$386
Estimated allowance and liability for appeals (in thousands):

Description	Balance at Beginning of Period	Additions Charged against Revenue	Appeals Found in Providers Favor	Balance at End of Period
2017	$19,305	300	(788)	$18,817
2016	$19,118	2,085	(1,898)	$19,305
2015	$18,625	2,109	(1,616)	$19,118

Deferred tax asset valuation allowance (in thousands):

Description	Balance at Beginning of Period	Additions	Releases	Balance at End of Period
2017	$3,857	1,915	—	$5,772
2016	$452	3,405	—	$3,857
2015	$349	103	—	$452