Form 10-Q
period 2018-03-31
Performant Financial Corp
filed 2018-05-09
CIK 1550695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

☐ Emerging growth company
☐ If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
The number of shares of Common Stock outstanding as of May 8, 2018 was 51,511,686.

PERFORMANT FINANCIAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2018
INDEX

i

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,663	$21,731
Restricted cash	1,788	1,788
Trade accounts receivable, net of allowance for doubtful accounts of $70 and $35, respectively	18,399	12,494
Prepaid expenses and other current assets	3,821	12,678
Income tax receivable	4,523	6,839
Total current assets	37,194	55,530
Property, equipment, and leasehold improvements, net	21,071	20,944
Identifiable intangible assets, net	4,661	4,864
Goodwill	81,572	81,572
Deferred income taxes	763	468
Other assets	1,018	1,058
Total assets	$146,279	$164,436
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of notes payable, net of unamortized debt issuance costs of $156 and $171, respectively	$2,044	$2,029
Accrued salaries and benefits	5,986	4,569
Accounts payable	1,438	1,518
Other current liabilities	3,479	3,347
Deferred revenue	1,440	—
Estimated liability for appeals	885	18,817
Net payable to client	—	12,800
Total current liabilities	15,272	43,080
Notes payable, net of current portion and unamortized debt issuance costs of $2,929 and $3,245, respectively	38,321	38,555
Deferred income taxes	578	—
Other liabilities	2,872	2,476
Total liabilities	57,043	84,111
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized, 500,000 shares at March 31, 2018 and December 31, 2017; issued and outstanding 51,495 and 51,085 shares at March 31, 2018 and December 31, 2017, respectively	5	5
Additional paid-in capital	72,915	72,459
Retained earnings	16,316	7,861
Total stockholders’ equity	89,236	80,325
Total liabilities and stockholders’ equity	$146,279	$164,436
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Revenues	$57,021	$33,109
Operating expenses:
Salaries and benefits	21,781	20,696
Other operating expenses	23,020	13,441
Total operating expenses	44,801	34,137
Income (loss) from operations	12,220	(1,028)
Interest expense	(1,270)	(1,606)
Interest income	6	—
Income (loss) before provision for income taxes	10,956	(2,634)
Provision for income taxes	2,501	325
Net income (loss)	$8,455	$(2,959)
Net income (loss) per share
Basic	$0.16	$(0.06)
Diluted	$0.16	$(0.06)
Weighted average shares
Basic	51,320	50,304
Diluted	53,455	50,304
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Net income (loss)	$8,455	$(2,959)
Other comprehensive income:
Foreign currency translation adjustment	1	(3)
Comprehensive income (loss)	$8,456	$(2,962)

See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$8,455	$(2,959)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Loss on disposal of assets	—	4
Release of net payable to client related to contract termination	(9,860)	—
Release of estimated liability for appeals due to termination of contract	(17,932)	—
Derecognition of subcontractor receivable for appeals due to termination of contract	5,535	—
Derecognition of subcontractor receivable for overturned claims	1,536	—
Allowance for doubtful accounts for subcontractor receivable	1,868	—
Depreciation and amortization	2,576	2,774
Deferred income taxes	283	389
Stock-based compensation	639	1,103
Interest expense from debt issuance costs	331	366
Changes in operating assets and liabilities:
Trade accounts receivable	(5,905)	(1,333)
Prepaid expenses and other current assets	(82)	(2,369)
Income tax receivable	2,316	42
Other assets	41	19
Accrued salaries and benefits	1,417	1,462
Accounts payable	(80)	346
Deferred revenue and other current liabilities	1,571	637
Estimated liability for appeals	—	(7)
Net payable to client	(2,940)	(35)
Other liabilities	395	(38)
Net cash (used in) provided by operating activities	(9,836)	401
Cash flows from investing activities:
Purchase of property, equipment, and leasehold improvements	(2,500)	(2,823)
Net cash used in investing activities	(2,500)	(2,823)
Cash flows from financing activities:
Repayment of notes payable	(550)	(3,348)
Taxes paid related to net share settlement of stock awards	(299)	(254)
Proceeds from exercise of stock options	116	3
Net cash used in financing activities	(733)	(3,599)
Effect of foreign currency exchange rate changes on cash	1	(3)
Net decrease in cash, cash equivalents and restricted cash	(13,068)	(6,024)
Cash, cash equivalents and restricted cash at beginning of period	23,519	40,484
Cash, cash equivalents and restricted cash at end of period	$10,451	$34,460
Supplemental disclosures of cash flow information:
Cash received for income taxes	$(299)	$(118)
Cash paid for interest	$939	$1,255

See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements
For the Three Months Ended March 31, 2018 and 2017
(Unaudited)

1. Organization and Description of Business

(a)	Basis of Presentation and Organization
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary (consisting only of normal recurring adjustments) for a fair presentation of our and our subsidiaries’ financial position at March 31, 2018, the results of our operations for the three months ended March 31, 2018 and 2017 and cash flows for the three months ended March 31, 2018 and 2017. Interim financial statements are prepared on a basis consistent with our annual consolidated financial statements. The interim financial statements included herein should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the years ended December 31, 2017, 2016, and 2015.
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
The Company's consolidated financial statements include the operations of Performant Financial Corporation (PFC), its wholly-owned subsidiary Performant Business Services, Inc., and its wholly-owned subsidiaries Performant Recovery, Inc. (Recovery), Performant Technologies, Inc., and Performant Europe Ltd. PFC is a Delaware corporation headquartered in California and was formed in 2003. Performant Business Services, Inc. is a Nevada corporation founded in 1997. Recovery is a California corporation founded in 1976. Performant Technologies, Inc. is a California corporation that was formed in 2004. All significant intercompany balances and transactions have been eliminated in consolidation.
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

(b)	Revenues, Accounts Receivable, and Estimated Liability for Appeals
The Company derives its revenues primarily from providing recovery services. Revenues are recognized when control of these services is transferred to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.
The Company determines revenue recognition through the following steps:

•	Identification of the contract with a customer

•	Identification of the performance obligations in the contract

•	Determination of the transaction price

•	Allocation of the transaction price to the performance obligations in the contract

•	Recognition of revenue when, or as, the performance obligations are satisfied

The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.
The Company’s contracts generally contain a single performance obligation, delivered over time as a series of services that are substantially the same and have the same pattern of transfer to the client, as the promise to transfer the individual services is not separately identifiable from other promises in the contracts and, therefore, not distinct. For contracts with multiple performance obligations, the Company would allocate the contract’s transaction price to each performance obligation using its best estimate of the standalone selling price of each distinct service in the contract. The Company determines the standalone selling prices by taking into consideration the value of the services being provided, the client type and how similar services are priced in other contracts on a standalone basis.
The Company’s contracts are composed primarily of variable consideration. Fees earned under the Company’s recovery service contracts consist primarily of contingency fees based on a specified percentage of the amount the Company enables its clients to recover. The contingency fee percentage for a particular recovery depends on the type of recovery or claim facilitated. In certain contracts the Company can earn additional performance-based consideration determined based on its performance relative to the client’s other contractors providing similar services.
Revenue from contingency fees earned upon recovery of funds is generally recognized as amounts are invoiced based on either the ‘as-invoiced’ practical expedient when such amounts reflect the value of the services completed to-date, or an output measure based on milestones which is used to measure progress of the satisfaction of its performance obligation. The Company estimates any performance-based variable consideration and recognizes such revenue over the performance period only if it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. Under certain contracts, consideration can include periodic performance-based bonuses which can be awarded based on the Company’s performance under the specific contract. These performance-based awards are considered variable and may be constrained by the Company until there is not a risk of a material reversal.
For contracts that contain a refund right, these amounts are considered variable consideration and the Company estimates its refund liability for each claim and recognizes revenue net of such estimate.
The following table presents revenue disaggregated by category (in thousands) for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Student Lending:
Department of Education (Legacy)	$—	$1,195
Subcontractor with Small Businesses on Department of Education	1,229	492
Guaranty Agencies and Other	17,876	22,862
Total of Student Lending	19,105	24,549
Healthcare:
CMS RAC and MSP	29,104	82
Commercial	2,210	1,565
Total of Healthcare	31,314	1,647
Other:	6,602	6,913
Total Revenues	$57,021	$33,109
The Company generally either applies the as-invoiced practical expedient where its right to consideration corresponds directly to its right to invoice its clients, or the variable consideration allocation exception where the variable consideration is attributable to one or more, but not all, of the services promised in a series of distinct services that form part of a single performance obligation. As such the Company has elected the optional exemptions related to the as-invoiced practical expedient and the variable consideration allocation exception whereby the disclosure of the amount of transaction price allocated to the remaining performance obligations is not required.
The Company has applied the as-invoiced practical expedient and the variable allocation exception to have an average remaining duration of less than a year.

The Company determined that it does not have any costs related to obtaining or fulfilling a contract that are recoverable and as such, these contract costs are expensed as incurred.
The Company has contract assets of $4.1 million and $1.6 million as of March 31, 2018 and December 31, 2017, respectively. The contract assets relate to the Company’s rights to consideration for services completed during the three months ended March 31, 2018 but not invoiced at the reporting date. Contract assets are recorded to accounts receivable when the rights become unconditional and amounts are invoiced. Contract assets are included in Trade accounts receivable in the consolidated balance sheets.

The Company has contract liabilities of $1.4 million as of March 31, 2018 and none as of December 31, 2017. The Company’s contract liability relates to an advance recovery commission payment received from a customer during the three months ended March 31, 2018 for audit recovery services, for which the Company anticipates revenue to be recognized as services are delivered. Contract liabilities are included in Deferred revenue in the consolidated balance sheets.

Revenue is recognized upon the collection of defaulted loan and debt payments. Loan rehabilitation revenue is recognized when the rehabilitated loans are sold (funded) by clients. Incentive revenue is recognized upon receipt of official notification of incentive award from customers. Under the Company’s Medicare Recovery Audit Contractor, or RAC, contract with Centers for Medicare and Medicaid Services, or CMS, the Company recognizes revenues when the healthcare provider has paid CMS for a given claim or has agreed to an offset against other claims by the provider. Providers have the right to appeal a claim and may pursue additional appeals if the initial appeal is found in favor of CMS. The Company accrues an estimated liability for appeals at the time revenue is recognized based on the Company's estimate of the amount of revenue probable of being refunded to CMS following successful appeal. In addition, if the Company's estimate of the liability for appeals with respect to revenues recognized during a prior period changes, the Company increases or decreases current period accruals based on such change in estimated liability. At March 31, 2018, a total of $0.6 million was presented as an allowance against revenue, representing the Company’s estimate of claims audited under the CMS contract that may be overturned. In addition to the $0.6 million related to the RAC contract with CMS, the Company has accrued $0.3 million of additional estimated liability for appeals related to other healthcare contracts. The total accrued liability for appeals of $0.9 million has been presented in the caption estimated liability for appeals at March 31, 2018. At December 31, 2017, the total appeals-related liability was $18.8 million. The $0.9 million balance at March 31, 2018 and $18.8 million at December 31, 2017, represent the Company’s best estimate of the probable amount of losses related to appeals of claims for which commissions were previously collected. To the extent that required payments by the Company exceed the amount accrued, revenues in the applicable period would be reduced by the amount of the excess. The company determines the allowance for doubtful accounts by specific identification. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is consider remote. The allowance for doubtful account was $70 thousand and $35 thousand at March 31, 2018 and December 31, 2017, respectively.

(c)	Net Payable to Client
The Company nets outstanding accounts receivable invoices from an audit and recovery contract against payables for overturned audits. The overturned audits are netted against current fees due on the invoice to the client when they are processed by the client’s system. As a result of the 2009 CMS Region A contract termination on January 31, 2018, the “Net payable to client” balance was $0.0 million as of March 31, 2018. The "Net payable to client" balance of $12.8 million at December 31, 2017 represents the excess of payables for overturned audits.

(d)	Prepaid Expenses and Other Current Assets
At March 31, 2018, prepaid expenses and other current assets includes $0.3 million of amounts due from subcontractors which consists of gross receivable of $2.2 million offset by $1.9 million allowance for doubtful accounts. The Company employs subcontractors to audit claims as part of an audit & recovery contract, and to the extent that audits by these subcontractors are overturned on appeal, the fees associated with such claims are contractually refundable to the Company. At March 31, 2018, the receivable associated with estimated future overturns of subcontractor audits was $0.0 million as a result of the 2009 CMS Region A contract termination on January 31, 2018 and net receivable from subcontractor fees for already overturned audits was $0.3 million. By comparison, at December 31, 2017, prepaid expenses and other current assets included $5.6 million of estimated future overturns of subcontractor audits, as well as a net receivable of $3.7 million for subcontractor fees for already overturned audits refundable to the Company once the Company refunds its fees to the client as prime contractor.

(e)	Impairment of Goodwill and Long-Lived Assets
Goodwill and long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The balance of goodwill was $81.6 million as of March 31, 2018 and December 31, 2017. There was no impairment expense for goodwill and long-lived assets for the three months ended March 31, 2018 or 2017.

(f)	Restricted Cash
At March 31, 2018 and at December 31, 2017, restricted cash included in current assets on our consolidated balance sheet was $1.8 million and $1.8 million, respectively.

(g)	New Accounting Pronouncements
Recently Adopted Accounting Standards
In August 2016, the FASB issued ASU 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments” which provides guidance on the presentation of certain cash receipts and cash payments in the statement of cash flows in order to reduce diversity in existing practice. This new guidance is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2017, and early adoption is permitted. This new standard requires retrospective adoption, with a provision for impracticability. The Company adopted this guidance and it did not have any impact on our consolidated financial statements.
In May 2014, the FASB issued an ASU that amends the FASB ASC by creating a new Topic 606, "Revenue from Contracts with Customers". The new guidance supersedes the revenue recognition requirements in Topic 605, "Revenue Recognition", and most industry-specific guidance on revenue recognition throughout the Industry Topics of the Codification. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply a five-step model for recognizing and measuring revenue from contracts with customers. In addition, an entity should disclose sufficient qualitative and quantitative information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.
The Company adopted Topic 606 as of January 1, 2018, utilizing the full retrospective method of transition. The Company applied Topic 606 retrospectively for all reporting periods presented before January 1, 2018, the date of the initial application. There was no impact of adopting Topic 606 on the Company’s 2017 and 2016 consolidated financial statements.
Recently Issued Accounting Standards
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

2. Property, Equipment, and Leasehold Improvements
Property, equipment, and leasehold improvements consist of the following at March 31, 2018 and December 31, 2017 (in thousands):

	March 31, 2018	December 31, 2017
Land	$1,122	$1,122
Building and leasehold improvements	6,540	6,410
Furniture and equipment	5,900	5,763
Computer hardware and software	74,261	72,044
	87,823	85,339
Less accumulated depreciation and amortization	(66,752)	(64,395)
Property, equipment and leasehold improvements, net	$21,071	$20,944
Depreciation expense of property, equipment and leasehold improvements was $2.4 million and $2.5 million for the three months ended March 31, 2018 and 2017, respectively.
3. Credit Agreement
On March 19, 2012, we, through our wholly-owned subsidiary, entered into a $147.5 million credit agreement, as amended and restated, with Madison Capital Funding LLC as administrative agent (as amended, the "Prior Credit Agreement"). The senior credit facility consisted of (i) a $57.0 million Term A loan that matured and was fully paid in March 2017, (ii) a $79.5 million Term B loan that was to mature in June 2018, and (iii) a $11.0 million revolving credit facility that expired and was fully paid in March 2017. On June 28, 2012, we amended the Credit Agreement to increase the amount of our borrowings under our Term B loan by $19.5 million.
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
The Loans will mature on the third anniversary of the Closing Date, however we will have the option to extend the maturity of the Loans for two additional one year periods, subject to the satisfaction of customary conditions.  The Loans will bear interest at the one-month LIBOR rate (subject to a 1% per annum floor) plus a margin which may vary from 5.5% per annum to 10.0% per annum based on our total debt to EBITDA ratio.  The Initial Term Loans will initially bear interest at LIBOR plus 7.0% per annum. Our annual interest rate at March 31, 2018 was 8.9%. We will be required to pay 5% of the original principal balance of the Loans annually in quarterly installments beginning March 31, 2018, and to offer to make mandatory prepayments of the Loans with a percentage of our excess cash flow which may vary between 75% and 0% depending on our total debt to EBITDA ratio.  In addition to mandatory prepayments for excess cash flow, we will also be required to offer to prepay the Loans with the net cash proceeds of certain asset dispositions and with the issuance of debt not otherwise permitted under the New Credit Agreement.  Except in connection with a change of control and the payment of a 1% premium, we will not be permitted to voluntarily prepay the Loans until after the first anniversary of the Closing Date.  We will be permitted to prepay the Loans during the second year after the Closing Date if accompanied by a prepayment premium of 1%.  Thereafter, we will be permitted to prepay the Loans without any prepayment premium.
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
Scheduled payments under the Agreement for the next five years and thereafter are as follows (in thousands):

Year Ending December 31,	Amount
Remainder of 2018	$1,650
2019	2,200
2020	39,600
2021	—
2022	—
Thereafter	—
Total	$43,450
The Company made a principal payment of $0.6 million for the period ending March 31, 2018.
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
The Company has accounted for this warrant as an equity instrument since the Warrant is indexed to the Company’s common shares and meets the criteria for classification in shareholders’ equity. The relative fair value of the Warrant on the date of issuance was approximately $3.3 million and is treated as a discount to the debt. This amount is being amortized to interest expense under the effective interest method over the life of the Term Loan, which is a period of 36 months. The Company estimated the value of the Warrant using the Black-Scholes model. The key assumptions used to value the Warrant are as follows:

Exercise price	$1.92
Share price on date of issuance	$1.85
Volatility	50.0%
Risk-free interest rate	1.83%
Expected dividend yield	—%
Contractual term (in years)	5

In addition, at the closing of the Term Loan, the Company paid transaction costs of $0.6 million, which were recorded as a discount on the debt and are being amortized to interest expense using the effective interest method over the life of the initial Term Loan, which is a period of 36 months.
Outstanding debt obligations are as follows (in thousands):

March 31, 2018
Principal amount	$43,450
Less: unamortized discount and debt issuance costs	(3,085)
Loan payable less unamortized discount and debt issuance costs	40,365
Less: current maturities	(2,044)
Long-term loan payable, net of current maturities	$38,321
4. Commitments and Contingencies
We have entered into various non-cancelable operating lease agreements for certain of our office facilities and equipment with original lease periods expiring between 2018 and 2025. Certain of these arrangements have free rent periods and /or escalating rent payment provisions, and we recognize rent expense under such arrangements on a straight-line basis.
Future minimum rental commitments under non-cancelable leases as of March 31, 2018 are as follows (in thousands):

Year Ending December 31,	Amount
Remainder of 2018	$2,007
2019	3,070
2020	3,033
2021	2,139
2022	1,710
Thereafter	2,190
Total	$14,149
Operating lease expense was $0.9 million and $0.7 million for the three months ended March 31, 2018 and 2017, respectively.
5. Stock-based Compensation
(a) Stock Options
Total stock-based compensation expense charged as salaries and benefits expense in the consolidated statements of operations was $0.6 million and $1.1 million for the three months ended March 31, 2018 and 2017, respectively.

The following table shows stock option activity for the three months ended March 31, 2018:

	Outstanding Options	Weighted average exercise price per share	Weighted average remaining contractual life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	2,936,198	$8.21	4.48	$360
Granted	—	—
Forfeited	(139,593)	10.43
Exercised	(212,250)	0.55
Outstanding at March 31, 2018	2,584,355	$8.72	4.57	$619
Vested, exercisable, expected to vest (1) at March 31, 2018	2,579,162	$8.73	4.57	$617
Exercisable at March 31, 2018	2,480,522	$8.92	4.46	$577

(1)	Options expected to vest reflect an estimated forfeiture rate.
The Company recognizes share-based compensation costs as expense on a straight-line basis over the option vesting period, which generally is four years.
(b) Restricted Stock Units and Performance Stock Units
The following table summarizes restricted stock unit and performance stock unit activity for the three months ended March 31, 2018:

	Number of Awards	Weighted average grant date fair value per share
Outstanding at December 31, 2017	2,591,587	$2.39
Granted	1,186,000	2.91
Forfeited	(67,125)	2.21
Vested and converted to shares, net of units withheld for taxes	(201,091)	2.32
Units withheld for taxes	(107,282)	2.32
Outstanding at March 31, 2018	3,402,089	$2.59
Expected to vest at March 31, 2018	3,231,997	$2.59
Restricted stock units and performance stock units granted under the Performant Financial Corporation Amended and Restated 2012 Stock Incentive Plan generally vest over periods ranging from one to four years.
6. Income Taxes
Our effective income tax rate changed to 22.8% for the three months ended March 31, 2018 from (12.3)% for the three months ended March 31, 2017. The increase in the effective tax rate is primarily due to the increase in forecasted net deferred tax liability after valuation allowance for which an income tax expense was recorded and the resulting impact that the separate state taxes have on the forecasted rate applied to year to date income for the three months ended March 31, 2018 compared to the loss from operations for the three months ended March 31, 2017 for which no benefit was recognized.
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

7. Earnings per Share
For the three months ended March 31, 2018 and 2017, basic income per share is calculated by dividing net income by the sum of the weighted average number of shares of Common Stock outstanding during the period. Diluted income per share is calculated by dividing net income by the weighted average number of shares of Common Stock and dilutive common share equivalents outstanding during the period. Common share equivalents consist of stock options, restricted stock units, and performance stock units. When there is a loss in the period, dilutive common share equivalents are excluded from the calculation of diluted earnings per share, as their effect would be anti-dilutive. For example, for the three months ended March 31, 2017, dilutive common share equivalents have been excluded, and diluted weighted average shares outstanding are the same as basic average shares outstanding. When there is net income in the period, the Company excludes stock options, restricted stock units, performance stock units and warrants from the calculation of diluted earnings per share when the combined exercise price, unamortized fair value and excess tax benefits of the options exceed the average market price of the Company's common stock because their effect would be anti-dilutive. For the three months ended March 31, 2018, the Company excluded 2,346,711 options from the calculation of diluted earnings per share because their effect would be anti-dilutive.
The following table reconciles the basic to diluted weighted average shares outstanding using the treasury stock method (shares in thousands):

	Three Months Ended March 31,
	2018	2017
Weighted average shares outstanding – basic	51,320	50,304
Dilutive effect of stock options	2,135	—
Weighted average shares outstanding – diluted	53,455	50,304

8. Subsequent Events
On January 11, 2018, the Department of Education announced that the Company’s subsidiary, Performant Recovery, Inc., and another company had been awarded contracts to provide debt-collection services on defaulted Federal student loans. Those contract awards had been the subject of protests by unsuccessful bidders at the U.S. Court of Federal Claims. On May 3, 2018, the Department of Justice, on the Department of Education’s behalf, notified the U.S. Court of Federal Claims that the Department of Education has decided to cancel this procurement and, as a result, will terminate for convenience the contracts awarded to Performant and the second awardee, the performance of which has been stayed since award due to the protests. The notice states that the Department of Education has decided to cancel the current procurement as part of its plan to make substantial changes in the collection and administrative resolution of defaulted Federal student loans, which the Department of Education concluded would eliminate the need for this procurement.
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
Overview
We provide technology-enabled audit, recovery, customer care and related analytics services in the United States. Our services help identify improper payments, and in some markets, restructure and recover delinquent or defaulted assets and improper payments for both government and private clients in a broad range of markets. Our clients typically operate in complex and regulated environments and outsource their recovery needs in order to reduce losses on billions of dollars of defaulted student loans, improper healthcare payments and delinquent state and federal tax and federal treasury and other receivables. We also provide complex customer care services for clients across our various markets. We generally provide our services on an outsourced basis, where we handle many or all aspects of our clients’ various processes.
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
Sources of Revenues
We derive our revenues from services for clients in a variety of different markets. These markets include our two largest markets, student lending and healthcare, as well as our other markets which include, but are not limited to, delinquent state and federal taxes and federal treasury and other receivables.

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Student Lending:
Department of Education (Legacy)	$—	$1,195
Subcontractor with Small Businesses on Department of Education	1,229	492
Guaranty Agencies and Other	17,876	22,862
Total of Student Lending	19,105	24,549
Healthcare:
CMS RAC and MSP	29,104	82
Commercial	2,210	1,565
Total of Healthcare	31,314	1,647
Other:	6,602	6,913
Total Revenues	$57,021	$33,109
Student Lending
Our revenues from the student lending market are contract-based and consist primarily of contingency fees based on a specified percentage of the amount we enable our clients to recover. Our contingency fee percentage for a particular recovery depends on the type of recovery facilitated. Our clients in the student loan recovery market mainly consist of several of the largest guaranty agencies, or GAs. In addition, we have a long history of also providing recovery services to the Department of Education.
On January 11, 2018, the Department of Education announced that we and another company had been awarded contracts to provide debt-collection services on defaulted Federal student loans. Those contract awards have been the subject of protests by unsuccessful bidders at the U.S. Court of Federal Claims. On May 3, 2018, the Department of Justice, on the Department of Education’s behalf, notified the U.S. Court of Federal Claims that the Department of Education has decided to cancel this procurement and, as a result, will terminate for convenience the contracts awarded to us and the second awardee, the performance of which has been stayed since award due to the protests. The notice states that the Department of Education has decided to cancel the current procurement as part of its plan to make substantial changes in the collection and administrative resolution of defaulted Federal student loans, which the Department of Education concluded would eliminate the need for this procurement.
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

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Student Lending Placement Volume:
Department of Education	$—	$—
Guaranty Agencies and Other	913,657	683,273
Total Student Lending Placement Volume	$913,657	$683,273

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
Further, the Bipartisan Budget Act of 2013 reduced the compensation paid to GAs for the rehabilitation of student loans, effective July 1, 2014. This “revenue enhancement” measure reduced the amount that GAs can charge borrowers when a rehabilitated loan is sold by the GA from 18.5% to 16.0% of the outstanding loan balance and eliminated entirely the GAs retention of 18.5% of the outstanding loan balance as a fee for rehabilitation services. The reduction in compensation the GAs receive resulted in a decrease in the contingency fee percentage that we receive from the GAs for assisting in the rehabilitation of defaulted student loans.
Our revenues from student lending were approximately 14% lower in 2017 compared to 2016 as a result of the expiration of our contract with the Department of Education in April 2015 and because the revenues associated with placements received prior to such contract expiration have been trailing off as we have worked through this inventory. Revenues from the Department of Education fell by approximately 78% and 42% in 2017 and 2016 compared to the prior year, respectively, although this decrease was partially offset by an approximately 2% and 7% increase in revenues from GAs and other student lending clients in the same respective periods.
Healthcare
We derive revenues from both commercial and government clients in the healthcare market. Revenues earned under these contracts are driven by auditing, identifying, and sometimes recovering improperly paid claims through both automated and manual review of such claims. We are paid contingency fees by our clients based on a percentage of the dollar amount of improper claims recovered as a result of our efforts. The revenues we recognize are net of our estimate of claims that we believe will be overturned by appeal following payment by the provider.

On October 5, 2017, we announced that we were awarded the Medicare Secondary Payer (MSP) CRC contract by the CMS. Under this agreement, we are responsible for identifying and recovering payments in situations where Medicare should not be the primary payer of healthcare claims because a beneficiary has other forms of insurance coverage, such as through an employer group health plan or certain other payers.
On October 26, 2016, CMS awarded new RAC contracts and we received RAC contracts for audit Regions 1 and 5. The RAC contract award for Region 1 allows us to continue our audit of payments under Medicare’s Part A and Part B for all provider types other than DMEPOS and home health and hospice within an 11 state region in the Northeast and Midwest. The Region 5 RAC contract provides for the post-payment review of DMEPOS and home health and hospice claims nationally. While audit and recovery activity under the new contracts commenced in April 2017, the scope of audit permitted by CMS under the new RAC contracts has been limited to 0.5% of claims. In connection with the termination of our first RAC contract, CMS adopted a series of contract transition procedures and other restrictions, beginning in 2013, that limited the types of claims we were permitted to audit and our ability to request medical records for audit and CMS suspended our ability to perform any audit services for certain periods of time, thus materially adversely affecting our revenues under that contract. In May 2016, CMS announced that the recovery audit contractors would not be able to request documents from providers for audit after May 16, 2016 and would not be able to submit claims for improper payments after July 29, 2016, effectively terminating additional revenue generating activity under our first RAC contract. Revenues for the year ended December 31, 2017 from our first RAC contract were $0.7 million, compared with $5.7 million for 2016 and $12.5 million in 2015. We do not expect to recognize significant revenues from the newly awarded RAC contracts until the percentage of claims we are able to audit increases from the current 0.5% of the claims.
We accrue an estimated liability for appeals based on the amount of commissions received which are subject to appeal and which we estimate are probable of being returned to providers following successful appeal. The $18.5 million balance as of December 31, 2017, represented our best estimate of the probable amount that we may be required to refund related to appeals of claims for which commissions were previously collected. The term of our first Medicare Recovery Audit Contract with CMS, for Region A, expired on January 31, 2018. During the term of this contract, we accrued an estimated liability for fees we may be required to return in connection with successful appeals by providers. Our estimates for this appeals liability are based on our historical experience with the Medicare RAC appeal process. As the term of the original contract expired, CMS issued a letter to us on January 2, 2018, stating that Performant will no longer be obligated to support the appeals process or maintain an appeal reserve after the January 31, 2018 contract termination date. In addition to the estimated liability for appeals, we also maintained a separate Net payable to client liability for appeals decisions which had been decided, but not yet refunded to CMS. On January 31, 2018, CMS issued to us their final Letter of Demand which reconciled all outstanding payables to CMS for the old Region A contract.  Accordingly, during the first quarter 2018, we released an aggregate of approximately $27.8 million of the estimated liability for appeals and the Net payable to client balances. This increased first quarter 2018 revenue by $27.8 million. In conjunction with the release, we also derecognized approximately $9.0 million of prepaid expenses and other current assets, with a charge to other operating expenses, reflecting accrued receivables associated with amounts due to us from our subcontractors for decided and yet-to-be decided appeals. The estimated liability for appeals as of March 31, 2018 of $0.6 million represents our best estimate of the remaining liability for refunds and appeals overturned prior to the expiration of the contract term. In addition to the $0.6 million related to the RAC contract with CMS, we have accrued $0.3 million of additional estimated liability for appeals related to other healthcare contracts. The total accrued liability for appeals is therefore $0.9 million at March 31, 2018.
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
For our commercial healthcare business, our business strategy is focused on utilizing our technology-enabled services platform to provide audit, recovery and analytical services for private healthcare payors. We have entered into contracts with several private payors, although these contracts are in the early stage of implementation. Revenues from our commercial healthcare clients were $2.2 million for the quarter ended March 31, 2018, compared to revenues of $1.6 million that we earned from our commercial healthcare clients in the quarter ended March 31, 2017.

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
Contingency Fees
Our revenues consist primarily of contract-based contingency fees. The contingency fee percentages that we earn are set by our clients or agreed upon during the bid process and may change from time to time either under the terms of existing contracts or pursuant to the terms of contract renewals. For example, the Department of Education changed its fee structure to a fixed recovery fee of $1,710 for each rehabilitated loan, effective as of July 1, 2015. The fixed recovery fee is payable for each loan that is rehabilitated and replaced a recovery fee structure that historically had been based on a percentage of the balance of the rehabilitated loan.
Regulatory Matters
Each of the markets which we serve is highly regulated. Accordingly, changes in regulations that affect the types of loans, receivables and claims that we are able to service or the manner in which any such delinquent loans, receivables and claims can be recovered will affect our revenues and results of operations. For example, the passage of the Student Aid and Fiscal Responsibility Act, or SAFRA, in 2010 had the effect of transferring the origination of all government-supported student loans to the Department of Education, thereby ending all student loan originations guaranteed by the GAs. Loans guaranteed by the GAs represented approximately 70% of government-supported student loans originated in 2009. While the GAs will continue to service existing outstanding student loans for years to come, this legislation means that there will be no further growth in student loans held by GAs. Further, we are seeing a larger amount of defaulted student loans in our GA clients' portfolios that have been previously rehabilitated and by regulation are not subject to rehabilitation for a second time. In addition, our entry into the healthcare market was facilitated by passage of the Tax Relief and Health Care Act of 2006, which mandated CMS to contract with private firms to audit Medicare claims in an effort to increase the recovery of improper Medicare payments. Any changes to the regulations that affect the student loan industry or the recovery of defaulted student loans or the Medicare program generally or the audit and recovery of Medicare claims could have a significant impact on our revenues and results of operations.
Client Retention
Our revenues from the student loan market depend on our ability to maintain our contracts with some of the largest providers of student loans. Revenues from our three largest clients in the student loan market represented 63% of our revenues for the year ended December 31, 2017 and 55% of our revenues for the year ended December 31, 2016. The Department of Education was responsible for approximately 4% and 16% of our revenues for the years ended December 31, 2017 and December 31, 2016, respectively. Although the Department of Education announced in January 2018 that we were selected as one of two contractors under its award for new student loan recovery contracts, we were notified on May 3, 2018 that the Department of Education has decided to cancel the current procurement in its entirety, and as a result terminated our contract award. Our contracts with our other large clients entitle them to unilaterally terminate their contractual relationship with us at any time without penalty. On June 15, 2017, we received a 30-day termination notice, with respect to our contract with Great Lakes Higher Education Guaranty Corporation (Great Lakes). The termination of this contract was based on Great Lakes’ decision to bundle its student loan servicing work, a service that we currently do not provide, along with its student loan recovery work to a single third-party vendor. While we subsequently obtained a subcontract for recovery services from Navient, the new provider of servicing and defaulted portfolio management to Great Lakes, this contract has no set term or volume, and Navient has the right to terminate the contract at will. If we lose one of our other significant clients, including if one of our significant clients is consolidated by an entity that does not use our services, if the terms of compensation for our services change or if there is a reduction in the level of placements provided by any of these clients, our revenues could decline.
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
Revenue Recognition
We derive our revenues primarily from providing recovery services. Revenues are recognized when control of these services is transferred to our customers, in an amount that reflects the consideration expect to be entitled to in exchange for those services.
We determine revenue recognition through the following steps:

•	Identification of the contract with a customer

•	Identification of the performance obligations in the contract

•	Determination of the transaction price

•	Allocation of the transaction price to the performance obligations in the contract

•	Recognition of revenue when, or as, the performance obligations are satisfied
We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.
Our contracts generally contain a single performance obligation, delivered over time as a series of services that are substantially the same and have the same pattern of transfer to a client, as the promise to transfer the individual services is not separately identifiable from other promises in the contracts and, therefore, not distinct. For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation using its best estimate of the standalone selling price of each distinct service in the contract. We determine the standalone selling prices by taking into consideration the value of the services being provided, the client type and how similar services are priced in other contracts on a standalone basis.
Our contracts are composed primarily of variable consideration. Fees earned under our recovery service contracts consist primarily of contingency fees based on a specified percentage of the amount we enable our clients to recover. The contingency fee percentage for a particular recovery depends on the type of recovery or claim facilitated. In certain contracts we can earn additional performance-based consideration determined based on its performance relative to a client’s other contractors providing similar services.
Revenue from contingency fees earned upon recovery of funds is generally recognized as amounts are invoiced based on either the ‘as-invoiced’ practical expedient when such amounts reflect the value of the services completed to-date, or an output measure based on milestones which is used to measure progress of the satisfaction of its performance obligation. We estimate any performance-based variable consideration and recognizes such revenue over the performance period only if it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. Under certain contracts, consideration can include periodic performance-based bonuses which can be awarded based on our performance under the specific contract. These performance-based awards are considered variable and may be constrained by us until there is not a risk of a material reversal.
For contracts that contain a refund right, these amounts are considered variable consideration, and we estimate our refund liability for each claim and recognizes revenue net of such estimate.
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
This estimated liability for appeals is an offset to revenues on our income statement. Resolution of appeals can take a very long time to resolve and there is a significant backlog in the system for resolving appeals, as over the course of our existing RAC contract, healthcare providers have increased their pursuit of appeals beyond the first and second levels of appeal to the third level of appeal, where cases are heard by administrative law judges, or ALJs. In our experience, decisions at the third level of appeal are the least favorable as ALJs exercise greater discretion and there is less predictability in the ALJ decisions as compared to appeals at the first or second levels. This increase of ALJ appeals and backlog of claims at the third level of appeal is the primary reason our total estimated liability for appeals (consisting of the estimated liability for appeals plus the contra-accounts-receivable estimated allowance for appeals) has historically remained at a consistent level despite decreasing revenue from CMS. On January 31, 2018, CMS issued to us their final Letter of Demand which reconciled all outstanding payables to CMS for the old Region A contract. Accordingly, during the first quarter 2018, we released approximately $27.8 million of the estimated liability for appeals. The balance of the estimated liability for appeals was $0.6 million as of March 31, 2018. In addition to the $0.6 million related to the RAC contract with CMS, the Company has accrued $0.3 million of additional estimated liability for appeals related to other healthcare contracts. The total accrued liability for appeals is therefore $0.9 million at March 31, 2018.

The $0.9 million balance as of March 31, 2018, represents our best estimate of the probable amount of losses related to appeals of claims for which commissions were previously collected. To the extent that required payments by us related to successful appeals exceed the amount accrued, revenues in the applicable period would be reduced by the amount of the excess.
In May 2014, the Financial Accounting Standards Board (FASB) issued an ASU that amends the FASB ASC by creating a new Topic 606, Revenue from Contracts with Customers. The new guidance will supersede the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance on revenue recognition throughout the Industry Topics of the Codification. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply a five-step model for recognizing and measuring revenue from contracts with customers. In addition, an entity should disclose sufficient qualitative and quantitative information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The new revenue recognition guidance, including subsequent amendments, is effective for annual reporting periods beginning on or after December 15, 2017, including interim periods within that reporting period.
We adopted Topic 606 as of January 1, 2018, utilizing the full retrospective method of transition. We applied Topic 606 retrospectively for all reporting periods presented before January 1, 2018, the date of the initial application. There was no impact of adopting Topic 606 on our 2017 and 2016 consolidated financial statements.
We generally either apply the as-invoiced practical expedient where our right to consideration corresponds directly to our right to invoice its clients, or the variable consideration allocation exception where the variable consideration is attributable to one or more, but not all, of the services promised in a series of distinct services that form part of a single performance obligation. As such, we has elected the optional exemptions related to the as-invoiced practical expedient and the variable consideration allocation exception whereby the disclosure of the amount of transaction price allocated to the remaining performance obligations is not required.
We have applied the as-invoiced practical expedient and the variable allocation exception to have an average remaining duration of less than a year.
We determined that we do not have any costs related to obtaining or fulfilling a contract that are recoverable and as such, these contract costs are expensed as incurred.
Recent Accounting Pronouncements
See "Recent Accounting Pronouncements" in Note 1(g) of the Consolidated Financial Statements included in Part I - Item 1 of this report.

Results of Operations
Three Months Ended March 31, 2018 compared to the Three Months Ended March 31, 2017
The following table represents our historical operating results for the periods presented:

	Three Months Ended March 31,
	2018	2017	$ Change	% Change
	(in thousands)
Consolidated Statement of Operations Data:
Revenues	$57,021	$33,109	$23,912	72%
Operating expenses:
Salaries and benefits	21,781	20,696	1,085	5%
Other operating expenses	23,020	13,441	9,579	71%
Total operating expenses	44,801	34,137	10,664	31%
Income (loss) from operations	12,220	(1,028)	13,248	1,289%
Interest expense	(1,270)	(1,606)	(336)	(21)%
Interest income	6	—	6	100%
Income (loss) before provision for income taxes	10,956	(2,634)	13,590	516%
Provision for income taxes	2,501	325	2,176	670%
Net income (loss)	$8,455	$(2,959)	$11,414	386%
Revenues
Revenues were $57.0 million for the three months ended March 31, 2018, an increase of approximately 72%, compared to revenues of $33.1 million for the three months ended March 31, 2017.
Healthcare revenues were $31.3 million for the three months ended March 31, 2018, representing an increase of $29.7 million, or 1,856%, compared to the three months ended March 31, 2017. This increase was due primarily to the $27.8 million increase related to the release of the appeals reserve in connection with the termination of our 2009 CMS Region A contract in the first quarter of 2018. Excluding the $27.8 million impact of the termination of the 2009 CMS Region A contract, healthcare revenues were $3.5 million for the three months ended March 31, 2018, representing an increase of $1.9 million, or 119%, compared to the three months ended March 31, 2017.
Student lending revenues were $19.1 million for the three months ended March 31, 2018, representing a decrease of $5.4 million, or 22%, compared to the three months ended March 31, 2017. The decrease was due primarily to a decrease in the number of borrowers that are participating in the rehabilitation programs with our Guaranty Agency clients.
Salaries and Benefits
Salaries and benefits expense was $21.8 million for the three months ended March 31, 2018, an increase of $1.1 million, or 5%, compared to salaries and benefits expense of $20.7 million for the three months ended March 31, 2017. The increase in salaries and benefits expense was primarily due to increased headcount required in connection with the ramp up of several new contracts.
Other Operating Expenses
Other operating expenses were $23.0 million for the three months ended March 31, 2018, an increase of $9.6 million, or 71%, compared to other operating expenses of $13.4 million for the three months ended March 31, 2017. The increase in other operating expenses was primarily due to a $7.1 million derecognition of subcontractor receivable associated with the termination of the 2009 CMS Region A contract and a $1.9 million allowance for doubtful accounts against subcontractor receivable.

Income (loss) from Operations
Income from operations was $12.2 million for the three months ended March 31, 2018, compared to loss from operations of $1.0 million for the three months ended March 31, 2017, representing an increase of $13.2 million or 1,289%. The increase was primarily the result of higher revenues driven primarily by the $27.8 million increase in revenues due to the release of the appeal reserve in connection with the termination of our 2009 CMS Region A contract in the first quarter of 2018, partially offset by the write off of subcontractor receivable discussed above and increased salaries and benefits and other operating expenses.
Interest Expense
Interest expense was $1.3 million for the three months ended March 31, 2018, compared to $1.6 million for the three months ended March 31, 2017. Interest expense decreased by approximately $0.3 million or 21% due to a $1.0 million write-off of our unamortized debt issuance costs under our Prior Credit Agreement.
Income Taxes
We recognized an income tax expense of $2.5 million for the three months ended March 31, 2018, compared to an income tax expense of $0.3 million for the three months ended March 31, 2017. Our effective income tax rate increased to 22.8% for the three months ended March 31, 2018, from (12.3)% for the three months ended March 31, 2017. The increase in the effective tax rate is primarily due to the increase in forecasted net deferred tax liability after valuation allowance for which an income tax expense was recorded and the resulting impact that the separate state taxes have on the forecasted rate applied to year to date income for the three months ended March 31, 2018 compared to the loss from operations for the three months ended March 31, 2017 for which no benefit was recognized.
Net Income
As a result of the factors described above, net income was $8.5 million for the three months ended March 31, 2018, which represented an increase of $11.4 million, or 386% compared to net loss of $3.0 million for the three months ended March 31, 2017.
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
Because of these limitations, you should consider adjusted EBITDA and adjusted net income alongside other financial performance measures, including net income and our other GAAP results. The following tables present a reconciliation of adjusted EBITDA and adjusted net income for each of the periods indicated:

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Adjusted EBITDA:
Net income (loss)	$8,455	$(2,959)
Provision for income taxes	2,501	325
Interest expense (1)	1,270	1,606
Interest income	(6)	—
Depreciation and amortization	2,576	2,774
CMS Region A contract termination (5)	(18,816)	—
Stock-based compensation	639	1,103
Adjusted EBITDA	$(3,381)	$2,849

	Three Months Ended March 31,
	2018	2017
	(in thousands)
Adjusted Net Income (Loss):
Net income (loss)	$8,455	$(2,959)
Transaction expenses	—	—
Stock-based compensation	639	1,103
Amortization of intangibles (2)	203	271
Deferred financing amortization costs (3)	331	366
CMS Region A contract termination (5)	(18,816)	—
Tax adjustments (4)	4,852	(696)
Adjusted Net Loss	$(4,336)	$(1,915)

(1)	Represents interest expense and amortization of issuance costs related to the refinancing of our indebtedness.

(2)
Represents amortization of capitalized expenses related to the acquisition of Performant by an affiliate of Parthenon Capital Partners in 2004, and also an acquisition in the first quarter of 2012 to enhance our analytics capabilities.

(3)
Represents amortization of capitalized financing costs related to our New Credit Agreement for the first quarter of 2018, and amortization of capitalized financing costs related to our Prior Credit Agreement for the first quarter of 2017.

(4)	Represents tax adjustments assuming a marginal tax rate of 40% for 2017 and 27.5% for 2018.

(5)
Represents the net impact of the termination of our 2009 CMS Region A contract during the three months ended March 31, 2018, comprised of release of an aggregate of $27.8 million of the estimated liability for appeals and the net payable to client balances into revenue, net of derecognition of $9.0 million of prepaid expenses and other current assets, with a charge to other operating expenses, reflecting accrued receivables associated with amounts due from subcontractors for decided and yet-to-be decided appeals.

Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash flows from operations and the availability of up to $15 million in additional term loans under the New Credit Agreement discussed below. Cash and cash equivalents, which includes restricted cash and consists primarily of cash on deposit with banks, totaled $10.5 million as of March 31, 2018, compared to $23.5 million as of December 31, 2017. Due to our existing cash and cash equivalents, availability of up to $15 million in additional term loans under the New Credit Agreement and our ability to restructure both our variable and fixed expenses, we believe that we have the ability to meet our working capital and capital expenditure needs for the foreseeable future.
The $13.1 million decrease in the balance of our cash and cash equivalents from December 31, 2017, was primarily due to negative cash flows from operating activities resulting primarily from an increase in trade accounts receivable of $5.9 million related to delays in payments from certain of our customers.
Cash flows from operating activities
Cash used in operating activities was $9.8 million for the three months ended March 31, 2018, compared to positive cash provided by operating activities of $0.4 million for the same period in 2017. As mentioned above, this reduction in cash flows from operating activities is due primarily to an increase in trade accounts receivable of $5.9 million related to delays in payments from certain of our customers, and payment of $3.0 million related to the termination of the 2009 CMS Region A contract, partially offset by an increase in deferred revenue of $1.4 million and an increase in accrued salaries and benefits of $1.4 million.
Cash flows from investing activities
Cash used in investing activities of $2.5 million for the three months ended March 31, 2018 was mainly for capital expenditures related to information technology, data storage, hardware, telecommunication systems and security enhancements to our information technology systems. Cash used in investing activities in the three months ended March 31, 2017 was $2.8 million.
Cash flows from financing activities
Cash used in financing activities of $0.7 million for the three months ended March 31, 2018 was primarily attributable to repayments of principal of $0.6 million on long-term debt. Cash used in financing activities in the three months ended March 31, 2017 was $3.6 million.
Restricted Cash
As of March 31, 2018, restricted cash included in current assets on our consolidated balance sheet was $1.8 million. In November 2017, the Company deposited $1.8 million in restricted cash as collateral for new letters of credit issued to replace letters of credit terminated under our prior credit agreement.
Estimated liability for appeals and net payable to client
At March 31, 2018, there were balances of $0.9 million and $0.0 million for the estimated liability for appeals and the net payable to client, respectively, representing obligations that we expect to pay in the near term, although it is difficult to predict the precise timing of the associated cash outflows as they are dependent on the processing of audit appeals decided on or before January 31, 2018. The term of our first Medicare Recovery Audit Contract with CMS, for Region A, expired on January 31, 2018. During the term of that contract, we accrued an estimated liability for appeals for fees that are associated with appeals for cases that are successfully appealed by the providers. Our estimates for this appeals liability are based on our historical experience with the Medicare RAC appeal process. As the term of the original contract expired, on January 2, 2018, CMS issued a letter to us stating that we will no longer be obligated to support the appeals process or maintain an appeals reserve after the January 31, 2018 contract termination date. In addition to the estimated liability for appeals, we also maintained a separate net payable to client liability for appeals decisions which had been decided, but not yet refunded to CMS. On January 31, 2018, CMS issued to us their final Letter of Demand which reconciled all outstanding payables to CMS for the old Region A contract.  Accordingly, during the first quarter 2018, we released an aggregate of approximately $27.8 million of the estimated liability for appeals and the net payable to client balances. This increased first quarter 2018 revenue by $27.8 million. In conjunction with the release, we also derecognized approximately $9.0 million of prepaid expenses and other current assets reflecting accrued receivables associated with amounts due from subcontractors for decided and yet-to-be decided appeals. The estimated liability for appeals as of March 31, 2018 of $0.6 million represents our best estimate of the remaining liability for refunds and appeals overturned prior to the expiration of the contract term. In addition to the $0.6 million related to the 2009 CMS Region A contract, we have accrued $0.3 million of additional estimated liability for appeals related to other healthcare contracts. The total accrued liability for appeals is therefore $0.9 million at March 31, 2018.
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
The New Credit Agreement also requires us to meet certain financial covenants, including maintaining a total debt to EBITDA ratio and a fixed charge coverage ratio, as such terms are defined in our credit agreement. These financial covenants are tested at the end of each quarter as applicable. The table below further describes these financial covenants, as well as our current status under these covenants as of March 31, 2018.

Financial Covenant	Covenant Requirement	Actual Ratio at March 31, 2018
Total debt to EBITDA ratio (maximum) (1)	6.00 to 1.00	1.38
Fixed charge coverage ratio (minimum) (2)	0.5 to 1.0	4.38

(1)	The total debt to EBITDA ratio will apply to computation periods through August 11, 2020.

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
Management, with the participation of our Chief Executive Officer and our Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were functioning effectively at the reasonable assurance level as of March 31, 2018.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to Our Business
Revenues generated from our three largest clients represented 63% of our revenues in 2017 and 55% of our revenues in 2016 and our relationships with two of these clients, Great Lakes Higher Education Guaranty Corporation and the Department of Education, have been terminated or substantially reduced in scope. Any termination of or deterioration in our relationship with any of our other significant clients would result in a further decline in our revenues.
We have derived a substantial majority of our revenues from a limited number of clients, including the Department of Education, and several Guaranty Agencies. Revenues from our three largest clients represented 63% of our revenues for the year ended December 31, 2017 and 55% of our revenues for the year ended December 31, 2016. The Department of Education was responsible for approximately 4% and 16% of our revenues for the years ended December 31, 2017 and December 31, 2016, respectively but has historically been one of our largest clients, accounting for 15.5%, 23.8%, and 27.2% of our revenues in 2016, 2015 and 2014, respectively. Although the Department of Education announced in January 2018 that we were selected as one of two recovery contractors under its award for new student loan recovery contracts, we were notified on May 3, 2018 that the Department of Education has decided to cancel the current procurement in its entirety, and as a result terminated our contract award. We have had relationships with numerous GAs in the U.S. including Great Lakes Higher Education Guaranty Corporation (Great Lakes) and Pennsylvania Higher Education Assistance Authority, which were responsible for 33% and 21%, respectively, of our revenues for the year ended December 31, 2017. On June 15, 2017, we received a 30-day termination notice, with respect to our contract with Great Lakes Higher Education Guaranty Corporation. The termination of this contract was based on Great Lakes’ decision to bundle its student loan servicing work, a service that we currently do not provide, along with its student loan recovery work, with a single third-party vendor. While we subsequently obtained a subcontract for student loan recovery work from Navient, the new provider of servicing and defaulted portfolio management to Great Lakes, this contract has no set term or volume, and Navient has the right to terminate the contract at will. Because the Department of Education has decided to terminate our January 2018 contract and the current procurement in its entirety, we now will become even more dependent on our business relationships with our remaining GA clients for our student loan revenues. In that regard, we believe that the portfolios of our GA clients will decrease over time due to (i) the effect of Federal legislation in 2010 that requires all student loan originations to come from the Department of Education (which means that there will be no further growth in student loans held by GAs), and (ii) because we are seeing a larger amount of defaulted student loans in our GA client portfolios that have been previously rehabilitated and by regulation are not subject to rehabilitation for a second time. All of our contracts with our significant clients are subject to periodic renewal and re-bidding processes and if we lose one of these clients or if the terms of our relationships with any of these clients become less favorable to us, our revenues would decline, which would harm our business, financial condition and results of operations.
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
Substantially all of our existing contracts for the recovery of student loans and other receivables, which represented approximately 88% of our revenues for the three months ended March 31, 2018, excluding the impact of the release of the appeals reserve in connection with the termination of our 2009 CMS Region A contract, and 92% of our revenues in the year ended December 31, 2017, enable our clients to unilaterally terminate their contractual relationship with us at any time without penalty, potentially leading to loss of business or renegotiation of terms. These include our contracts with Great Lakes Higher

Education Guaranty Corporation and Pennsylvania Higher Education Assistance Authority, which were responsible for 33% and 21%, respectively, of our revenues for the year ended December 31, 2017. As stated above, in June 2017, Great Lakes Higher Education Guaranty Corporation gave us notice of the termination of our contract. Further, most of our contracts in these markets allow our clients to unilaterally change the volume of loans and other receivables that are placed with us or the payment terms at any given time. In addition, most of our contracts are not exclusive, with our clients retaining multiple service providers with whom we must compete for placements of loans or other obligations. Therefore, despite our contractual relationships with our clients, our contracts do not provide assurance that we will generate a minimum amount of revenues or that we will receive a specific volume of placements.
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
The Department of Education has historically been one of our largest clients and responsible for a significant portion of our revenues. If we are unable to obtain a new contract award, our revenues and results of operations may be significantly harmed.
Historically, the Department of Education has been one of our largest clients and our relationship with the Department of Education has been responsible for a significant portion of our annual revenues.  Our revenues from the Department of Education were $4.8 million in 2017, $21.9 million in 2016 and $37.9 million in 2015, representing approximately 4%, 16% and 24% of our revenues, respectively.  Further, we expect the Department of Education to become increasingly important within the student loan market because all federally-supported student loans have been originated by the Department of Education since 2010, meaning that there will be no further growth in student loans held by the GAs. Although the Department of Education announced in January 2018 that we were selected as one of two recovery contractors under its award for new student loan recovery contracts, we were notified on May 3, 2018 that the Department of Education has decided to cancel the current procurement in its entirety, and as a result terminated our contract award. If the Department of Education does not begin a new procurement process or we are otherwise not able to secure a new contract with the Department of Education to service defaulted Federal student loans in the future, , our opportunities for growth in the student loan market may be significantly limited, which would have a material adverse effect on our revenues and results of operations.
Limitations on the scope of recovery services we can provide under our new RAC contract will have a material impact on our revenues and these limitations may continue under the newly awarded RAC contracts for a period of time.
Our ability to make claims under the first RAC contract was limited during each of the last three years by restrictions imposed on the scope of our audit activities and by contract transition rules announced by CMS that involved periodic suspension of audit activities. These limitations had a material adverse effect on our revenues and operating results. Our revenues from CMS during the three months ended March 31, 2018 were $1.3 million (excluding the effects of the release of $27.8 million appeal reserve in connection with the termination of our first CMS RAC contract) compared to $0.1 million during the same period in 2017. While we have been awarded two new RAC contracts, we are uncertain about the scope of permitted audit and if the scope of audit is not increased, our revenues and the value of the new RAC contracts will continue to be constrained.
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
Our newly awarded RAC contracts, Medicare Secondary Payer CRC contract, and other commercial healthcare contracts provide the potential opportunity to restore the growth in our recovery businesses. However, our focus on growth and the expansion of our business may place additional demands on our management, operations and financial resources and will require us to incur additional expenses. We cannot be sure that we will be able to manage our performance under any significant new contracts effectively. In order to successfully perform under any significant new contracts, our expenses will increase to recruit, train and manage additional qualified employees and subcontractors and to expand and enhance our administrative infrastructure and continue to improve our management, financial and information systems and controls. If we cannot manage our growth effectively, our expenses may increase and our results of operations could be negatively affected.
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
If we are successful in obtaining an engagement with a new client or a new contract with an existing client, we typically have a subsequent long implementation period in which the services are planned in detail and we integrate our technology, processes and resources with the client’s operations. If we enter into a contract with a new client, we typically will not receive revenues until implementation is completed and work under the contract actually begins. Our clients may also experience delays in obtaining approvals or managing protests from unsuccessful bidders, or delays associated with technology or system implementations, such as the delays experienced with the implementation of our first RAC contract with CMS and the most recent procurement process with the Department of Education due to appeals by competitors who were unsuccessful in bidding on the contracts. Because we generally begin to hire new employees to provide services to a new client once a contract is signed, we may incur significant expenses associated with these additional hires before we receive corresponding revenues under any such new contract. If we are not successful in maintaining contractual commitments after the expenses we incur during our typically long implementation cycle, our results of operations could be adversely affected.

The reduction in the number of government-supported student loans originated by our GA clients may result in a lower amount of student loans that we are able to rehabilitate, and may result in the consolidation among the GAs, either of which would decrease our revenues.
As a result of SAFRA, which terminated the ability of the GAs to originate government-supported student loans, the overall number of defaulted student loans that we are able to service on behalf of our GA clients has begun to decline. Further, we are seeing a larger amount of defaulted student loans within our GA client portfolios that have previously been rehabilitated, which, according to current regulations, prevents us from rehabilitating any such student loan for a second time. This overall reduction in the number of defaulted student loans in our GA client portfolios, and the larger percentage of defaulted student loans that have been previously rehabilitated, may result in a decrease in revenues from our GA clients, which could negatively impact our business, financial condition and results of operations.
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
We are subject to a wide array of federal and state laws and regulations regarding the use and disclosure of confidential personal information and security. For example, the federal Health Insurance Portability and Accountability Act of 1996, as amended, or HIPAA, and related state laws subject us to substantial restrictions and requirements with respect to the use and disclosure of the personal health information that we obtain in connection with our audit and recovery services under our contract with CMS and we must establish administrative, physical and technical safeguards to protect the confidentiality of this information. Similar protections extend to the type of personal financial and other information we acquire from our student loan, state tax and federal receivables clients. We are required to notify affected individuals and government agencies of data security breaches involving protected health and certain personally identifiable information. These laws and regulations also require that we develop, implement and maintain written, comprehensive information security programs containing safeguards that are appropriate to protect personally identifiable information or health information against unauthorized access, misuse, destruction or modification. Federal law generally does not preempt state law in the area of protection of personal information, and as a result we must also comply with state laws and regulations. Regulation of privacy, data use and security require that we incur significant expenses, which could increase in the future as a result of additional regulations, all of which adversely affects our results of operations. Failure to comply with these laws and regulations can result in penalties and in some cases expose us to civil lawsuits.
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
Parthenon Capital Partners and Invesco Ltd. beneficially owned approximately 26.2% and 19.6% of our common stock, respectively, as of March 31, 2018. As a result of their ownership, Parthenon Capital Partners and Invesco Ltd. have the ability to influence the outcome of matters submitted to a vote of stockholders and, through our board of directors, the ability to influence decision‑making with respect to our business direction and policies. Parthenon Capital Partners and Invesco Ltd. may have interests different from our other stockholders’ interests and may vote in a manner adverse to those interests. Matters over which Parthenon Capital Partners and Invesco Ltd. can, directly or indirectly, exercise influence include:

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

PERFORMANT FINANCIAL CORPORATION
Date:	May 9, 2018
		By:	/s/ Lisa Im
Lisa Im

Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Ian Johnston
Ian Johnston

Vice President and Chief Accounting Officer