Form 10-Q
period 2018-06-30
Performant Financial Corp
filed 2018-08-10
CIK 1550695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
The number of shares of Common Stock outstanding as of August 8, 2018 was 51,943,714.

PERFORMANT FINANCIAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2018
INDEX

i

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,977	$21,731
Restricted cash	1,788	1,788
Trade accounts receivable, net of allowance for doubtful accounts of $0 and $35, respectively	15,592	12,494
Prepaid expenses and other current assets	3,218	12,678
Income tax receivable	5,602	6,839
Total current assets	34,177	55,530
Property, equipment, and leasehold improvements, net	20,667	20,944
Identifiable intangible assets, net	4,458	4,864
Goodwill	81,572	81,572
Deferred income taxes	815	468
Other assets	1,013	1,058
Total assets	$142,702	$164,436
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of notes payable, net of unamortized debt issuance costs of $141 and $171, respectively	$2,059	$2,029
Accrued salaries and benefits	4,670	4,569
Accounts payable	1,634	1,518
Other current liabilities	4,051	3,347
Deferred revenue	1,440	—
Estimated liability for appeals	873	18,817
Net payable to client	—	12,800
Total current liabilities	14,727	43,080
Notes payable, net of current portion and unamortized debt issuance costs of $2,611 and $3,245, respectively	38,089	38,555
Deferred income taxes	396	—
Other liabilities	3,118	2,476
Total liabilities	56,330	84,111
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized, 500,000 shares at June 30, 2018 and December 31, 2017; issued and outstanding 51,920 and 51,085 shares at June 30, 2018 and December 31, 2017, respectively	5	5
Additional paid-in capital	73,642	72,459
Retained earnings	12,725	7,861
Total stockholders’ equity	86,372	80,325
Total liabilities and stockholders’ equity	$142,702	$164,436
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues	$31,336	$35,907	$88,357	$69,016
Operating expenses:
Salaries and benefits	22,305	20,450	44,086	41,146
Other operating expenses	12,399	16,082	35,419	29,523
Total operating expenses	34,704	36,532	79,505	70,669
(Loss) income from operations	(3,368)	(625)	8,852	(1,653)
Interest expense	(1,141)	(1,618)	(2,411)	(3,224)
Interest income	7	—	13	—
(Loss) income before (benefit from) provision for income taxes	(4,502)	(2,243)	6,454	(4,877)
(Benefit from) provision for income taxes	(911)	197	1,590	522
Net (loss) income	$(3,591)	$(2,440)	$4,864	$(5,399)
Net (loss) income per share
Basic	$(0.07)	$(0.05)	$0.09	$(0.11)
Diluted	$(0.07)	$(0.05)	$0.09	$(0.11)
Weighted average shares
Basic	51,643	50,579	51,483	50,443
Diluted	51,643	50,579	53,501	50,443
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net (loss) income	$(3,591)	$(2,440)	$4,864	$(5,399)
Other comprehensive income:
Foreign currency translation adjustment	(1)	(2)	—	(5)
Comprehensive (loss) income	$(3,592)	$(2,442)	$4,864	$(5,404)

See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net income (loss)	$4,864	$(5,399)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Loss on disposal of assets	43	10
Impairment of goodwill and intangible assets	—	1,081
Release of net payable to client related to contract termination	(9,860)	—
Release of estimated liability for appeals due to termination of contract	(17,932)	—
Derecognition of subcontractor receivable for appeals due to termination of contract	5,535	—
Derecognition of subcontractor receivable for overturned claims	1,536	—
Allowance for doubtful accounts for subcontractor receivable	1,868	—
Depreciation and amortization	5,113	5,668
Deferred income taxes	49	667
Stock-based compensation	1,589	2,290
Interest expense from debt issuance costs	664	696
Interest expense paid in kind	—	217
Changes in operating assets and liabilities:
Trade accounts receivable	(3,098)	217
Prepaid expenses and other current assets	521	(1,806)
Income tax receivable	1,237	(610)
Other assets	45	(1)
Accrued salaries and benefits	101	194
Accounts payable	116	87
Deferred revenue and other current liabilities	2,144	(221)
Estimated liability for appeals	(12)	(126)
Net payable to client	(2,940)	30
Other liabilities	641	(71)
Net cash (used in) provided by operating activities	(7,776)	2,923
Cash flows from investing activities:
Purchase of property, equipment, and leasehold improvements	(4,473)	(4,253)
Net cash used in investing activities	(4,473)	(4,253)
Cash flows from financing activities:
Repayment of notes payable	(1,100)	(11,285)
Debt issuance costs paid	—	(296)
Taxes paid related to net share settlement of stock awards	(591)	(339)
Proceeds from exercise of stock options	186	31
Net cash used in financing activities	(1,505)	(11,889)
Effect of foreign currency exchange rate changes on cash	—	(5)
Net decrease in cash, cash equivalents and restricted cash	(13,754)	(13,224)
Cash, cash equivalents and restricted cash at beginning of period	23,519	40,484
Cash, cash equivalents and restricted cash at end of period	$9,765	$27,260
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$82	$439
Cash paid for interest	$1,748	$2,328

See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2018 and 2017
(Unaudited)

1. Organization and Description of Business

(a)	Basis of Presentation and Organization
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. Generally Accepted Accounting Principles, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary (consisting only of normal recurring adjustments) for a fair presentation of our and our subsidiaries’ financial position at June 30, 2018, the results of our operations for the three and six months ended June 30, 2018 and 2017 and cash flows for the six months ended June 30, 2018 and 2017. Interim financial statements are prepared on a basis consistent with our annual consolidated financial statements. The interim financial statements included herein should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the years ended December 31, 2017, 2016, and 2015.
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
The following table presents revenue disaggregated by category (in thousands) for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Student Lending:
Great Lakes Higher Education Guaranty Corporation	$7,611	$15,210	$17,650	$24,655
All Other Guaranty Agencies	9,917	12,249	18,983	27,353
Total of Student Lending	17,528	27,459	36,633	52,008
Healthcare:
CMS RAC and MSP	3,496	66	32,600	148
Commercial	2,599	2,022	4,809	3,587
Total of Healthcare	6,095	2,088	37,409	3,735
Other:	7,713	6,360	14,315	13,273
Total Revenues	$31,336	$35,907	$88,357	$69,016
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
The Company has contract assets of $1.4 million and $1.6 million as of June 30, 2018 and December 31, 2017, respectively. The contract assets relate to the Company’s rights to consideration for services completed during the six months ended June 30, 2018 but not invoiced at the reporting date. Contract assets are recorded to accounts receivable when the rights become unconditional and amounts are invoiced. Contract assets are included in Trade accounts receivable in the consolidated balance sheets.

The Company has contract liabilities of $1.4 million as of June 30, 2018 and none as of December 31, 2017. The Company’s contract liability relates to an advance recovery commission payment received from a customer during the first quarter of 2018, for which the Company anticipates revenue to be recognized as services are delivered. Contract liabilities are included in Deferred revenue in the consolidated balance sheets.

Revenue is recognized upon the collection of defaulted loan and debt payments. Loan rehabilitation revenue is recognized when the rehabilitated loans are sold (funded) by clients. Incentive revenue is recognized upon receipt of official notification of incentive award from customers. Under the Company’s Medicare Secondary Payer, or MSP, contract with Centers for Medicare and Medicaid Services, or CMS, the Company recognizes revenues when insurance companies or other responsible parties remit payment to reimburse CMS for claims for which they are responsible, and the remittance has been applied in the CMS database. Under the Company’s Medicare Recovery Audit Contractor, or RAC, contract with CMS, the Company recognizes revenues when the healthcare provider has paid CMS for a given claim or has agreed to an offset against other claims by the provider. Providers have the right to appeal a claim and may pursue additional appeals if the initial appeal is found in favor of CMS. The Company accrues an estimated liability for appeals at the time revenue is recognized based on the Company's estimate of the amount of revenue probable of being refunded to CMS following successful appeal. In addition, if the Company's estimate of the liability for appeals with respect to revenues recognized during a prior period changes, the Company increases or decreases current period accruals based on such change in estimated liability. At June 30, 2018, a total of $0.6 million was presented as an allowance against revenue, representing the Company’s estimate of claims audited under the CMS contract that may be overturned. In addition to the $0.6 million related to the RAC contract with CMS, the Company has accrued $0.3 million of additional estimated liability for appeals related to other healthcare contracts. The total accrued liability for appeals of $0.9 million has been presented in the caption estimated liability for appeals at June 30, 2018. At December 31, 2017, the total appeals-related liability was $18.8 million. The $0.9 million balance at June 30, 2018 and $18.8 million at December 31, 2017, represent the Company’s best estimate of the probable amount of losses related to appeals of claims for which commissions were previously collected. To the extent that required payments by the Company exceed the amount accrued, revenues in the applicable period would be reduced by the amount of the excess. The company determines the allowance for doubtful accounts by specific identification. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is consider remote. The allowance for doubtful account was $0 thousand and $35 thousand at June 30, 2018 and December 31, 2017, respectively.

(c)	Net Payable to Client
The Company nets outstanding accounts receivable invoices from an audit and recovery contract against payables for overturned audits. The overturned audits are netted against current fees due on the invoice to the client when they are processed by the client’s system. As a result of the 2009 CMS Region A contract termination on January 31, 2018, the “Net payable to client” balance was $0.0 million as of June 30, 2018. The "Net payable to client" balance of $12.8 million at December 31, 2017 represents the excess of payables for overturned audits.

(d)	Prepaid Expenses and Other Current Assets
At June 30, 2018, prepaid expenses and other current assets includes $0.0 million of amounts due from subcontractors which consists of gross receivable of $1.7 million offset by $1.7 million allowance for doubtful accounts. The Company employs subcontractors to audit claims as part of an audit & recovery contract, and to the extent that audits by these subcontractors are overturned on appeal, the fees associated with such claims are contractually refundable to the Company. At June 30, 2018, the receivable associated with estimated future overturns of subcontractor audits was $0.0 million as a result of the 2009 CMS Region A contract termination on January 31, 2018 and net receivable from subcontractor fees for already overturned audits was $0.0 million. By comparison, at December 31, 2017, prepaid expenses and other current assets included $5.6 million of estimated future overturns of subcontractor audits, as well as a net receivable of $3.7 million for subcontractor fees for already overturned audits refundable to the Company once the Company refunds its fees to the client as prime contractor.

(e)	Impairment of Goodwill and Long-Lived Assets
Goodwill and long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The balance of goodwill was $81.6 million as of June 30, 2018 and December 31, 2017. For the six months ended June 30, 2017, an impairment expense of $1.1 million was recognized to account for the write-off of goodwill and intangible assets in one of our subsidiaries, Performant Europe Ltd., due to the Company's decision to wind down activity in this business. The expense has been included in other operating expenses in the consolidated statements of operations. There was no impairment expense for goodwill and long-lived assets for the six months ended June 30, 2018.

(f)	Restricted Cash
At June 30, 2018 and at December 31, 2017, restricted cash included in current assets on our consolidated balance sheet was $1.8 million and $1.8 million, respectively.

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
Recently Issued Accounting Standards
In February 2016, the FASB issued ASU 2016-02, “Leases”, which requires the recognition of lease assets and lease liabilities on the balance sheet by lessees for those leases currently classified as operating leases under Accounting Standards Codification Topic 840 Leases. The guidance is effective for our fiscal year beginning January 1, 2019 and should be applied using a modified retrospective approach. Early adoption is permitted. The Company plans to adopt this new standard in the first quarter of our fiscal 2019. The Company continues to evaluate the effect of adopting this guidance on the consolidated financial statements and related disclosures. Upon adoption, the Company will recognize right-of-use assets and operating lease liabilities on the consolidated balance sheets, which will increase the total assets and total liabilities. However, in July 2018 the FASB issued ASU No. 2018-11, Targeted Improvements, which provides us with the option to apply the new leasing standard to all open leases as of the adoption date. The Company has not adopted this guidance early and continues to evaluate the accounting, transition, and disclosure requirements of this standard.
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
2. Property, Equipment, and Leasehold Improvements
Property, equipment, and leasehold improvements consist of the following at June 30, 2018 and December 31, 2017 (in thousands):

	June 30, 2018	December 31, 2017
Land	$1,122	$1,122
Building and leasehold improvements	6,618	6,410
Furniture and equipment	5,791	5,763
Computer hardware and software	75,899	72,044
	89,430	85,339
Less accumulated depreciation and amortization	(68,763)	(64,395)
Property, equipment and leasehold improvements, net	$20,667	$20,944
Depreciation expense of property, equipment and leasehold improvements was $2.3 million and $2.7 million for the three months ended June 30, 2018 and 2017, respectively, $4.7 million and $5.2 million for the six months ended June 30, 2018 and 2017, respectively.
3. Credit Agreement
On August 7, 2017, we, through our wholly-owned subsidiary Performant Business Services, Inc. (the "Borrower"), entered into a credit agreement with ECMC Group, Inc. (the “Credit Agreement”).  The Credit Agreement provides for a term loan facility in the initial amount of $44 million (the “Initial Term Loan”) and for up to $15 million of additional term loans (“Additional Term Loans”; and together with the Initial Term Loan, the “Loans”) which Additional Term Loans may be drawn until the second anniversary of the funding of the Initial Term Loans, subject to the satisfaction of customary conditions.  On August 11, 2017, the Initial Term Loan was advanced (the "Closing Date") and the proceeds were applied to repay all outstanding amounts under our prior credit agreement with Madison Capital Funding LLC as administrative agent (the "Prior Credit Agreement").  On September 29, 2017, we entered into Amendment No. 1 to the Credit Agreement to extend the initial interest payment due date to December 31, 2017.
The Loans will mature on the third anniversary of the Closing Date, however we will have the option to extend the maturity of the Loans for two additional one year periods, subject to the satisfaction of customary conditions.  The Loans will bear interest at the one-month LIBOR rate (subject to a 1% per annum floor) plus a margin which may vary from 5.5% per annum to 10.0% per annum based on our total debt to EBITDA ratio.  The Initial Term Loans will initially bear interest at LIBOR plus 7.0% per annum. Our annual interest rate at June 30, 2018 was 7.6%. We will be required to pay 5% of the original principal balance of the Loans annually in quarterly installments beginning March 31, 2018, and to offer to make mandatory prepayments of the Loans with a percentage of our excess cash flow which may vary between 75% and 0% depending on our total debt to EBITDA ratio.  In addition to mandatory prepayments for excess cash flow, we will also be required to offer to prepay the Loans with the net cash proceeds of certain asset dispositions and with the issuance of debt not otherwise permitted under the Credit Agreement.  Except in connection with a change of control and the payment of a 1% premium, we will not be permitted to voluntarily prepay the Loans until after the first anniversary of the Closing Date.  We will be permitted to prepay the Loans during the second year after the Closing Date if accompanied by a prepayment premium of 1%.  Thereafter, we will be permitted to prepay the Loans without any prepayment premium.
The Credit Agreement contains certain restrictive financial covenants which became effective on the Closing Date. Such covenants require, among other things, that we meet a minimum fixed charge coverage ratio of 0.5 to 1.0 through December 31, 2019, 1.0 to 1.0 through June 30, 2020 (or until December 31, 2020 if the maturity date of the Loans is extended until the fourth anniversary of the Closing Date), 1.25 to 1.0 through June 30, 2021 if the maturity date of the Loans is extended until the fourth anniversary of the Closing Date and 1.25 to 1.0 through June 30, 2022 if the maturity date of the Loans is extended until the fifth anniversary of the Closing Date. In addition, we will be required to maintain, a maximum total debt to EBITDA ratio of 6.00 to 1.00. The Credit Agreement also contains covenants that will restrict the Company and its subsidiaries’ ability to incur certain types or amounts of indebtedness, incur liens on certain assets, make material changes in corporate structure or the nature of its business, dispose of material assets, engage in a change in control transaction, make certain foreign investments, enter into certain restrictive agreements, or engage in certain transactions with affiliates.
The obligations under the Credit Agreement are secured by substantially all of our United States domestic subsidiaries' assets and are guaranteed by the Company and its United States domestic subsidiaries, other than the Borrower.
As a result of our entry into our Credit Agreement, and the repayment of all amounts owed under the Prior Credit Agreement, we wrote off debt issuance costs related to the Prior Credit Agreement of approximately $1.0 million in August 2017.
Scheduled payments under the Agreement for the next five years and thereafter are as follows (in thousands):

Year Ending December 31,	Amount
Remainder of 2018	$1,100
2019	2,200
2020	39,600
2021	—
2022	—
Thereafter	—
Total	$42,900
The Company made principal payments of $0.6 million and $1.1 million for the quarter and six months ending June 30, 2018, respectively.
In consideration for, and concurrently with, the extension of the Initial Term Loan in accordance with the terms of the Credit Agreement, we issued a warrant to the lender to purchase up to an aggregate of 3,863,326 shares of the Company’s common stock (representing approximately up to 7.5% of our diluted common stock as calculated using the “treasury stock” method as defined under GAAP for the most recent fiscal quarter) with an exercise price of $1.92 per share. Upon our election to borrow any of the Additional Term Loans, we will be required to issue additional warrants at the same exercise price to purchase up to an aggregate of 77,267 additional shares of common stock (which represents approximately 0.15% of our diluted common stock calculated using the “treasury stock” method as defined under GAAP for the most recent fiscal quarter) for each $1,000,000 of such Additional Term Loans.
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
Outstanding debt obligations are as follows (in thousands):

June 30, 2018
Principal amount	$42,900
Less: unamortized discount and debt issuance costs	(2,752)
Loan payable less unamortized discount and debt issuance costs	40,148
Less: current maturities	(2,059)
Long-term loan payable, net of current maturities	$38,089
4. Commitments and Contingencies
We have entered into various non-cancelable operating lease agreements for certain of our office facilities and equipment with original lease periods expiring between 2018 and 2025. Certain of these arrangements have free rent periods and /or escalating rent payment provisions, and we recognize rent expense under such arrangements on a straight-line basis.
Future minimum rental commitments under non-cancelable leases as of June 30, 2018 are as follows (in thousands):

Year Ending December 31,	Amount
Remainder of 2018	$1,411
2019	3,072
2020	3,035
2021	2,141
2022	1,710
Thereafter	2,190
Total	$13,559
Operating lease expense was $0.9 million and $0.7 million for the three months ended June 30, 2018 and 2017, respectively, and was $1.8 million and $1.4 million for the six months ended June 30, 2018 and 2017, respectively.
5. Stock-based Compensation
(a) Stock Options
Total stock-based compensation expense charged as salaries and benefits expense in the consolidated statements of operations was $1.0 million and $1.2 million for the three months ended June 30, 2018 and 2017, respectively, and was $1.6 million and $2.3 million for the six months ended June 30, 2018 and 2017, respectively.
The following table shows stock option activity for the six months ended June 30, 2018:

	Outstanding Options	Weighted average exercise price per share	Weighted average remaining contractual life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	2,936,198	$8.21	4.48	$360
Granted	—	—
Forfeited	(142,644)	10.35
Exercised	(268,750)	0.69
Outstanding at June 30, 2018	2,524,804	$8.89	4.39	$252
Vested, exercisable, expected to vest (1) at June 30, 2018	2,521,127	$8.90	4.39	$252
Exercisable at June 30, 2018	2,451,252	$9.06	4.32	$240

(1)	Options expected to vest reflect an estimated forfeiture rate.

The Company recognizes share-based compensation costs as expense on a straight-line basis over the option vesting period, which generally is four years.
(b) Restricted Stock Units and Performance Stock Units
The following table summarizes restricted stock unit and performance stock unit activity for the six months ended June 30, 2018:

	Number of Awards	Weighted average grant date fair value per share
Outstanding at December 31, 2017	2,591,587	$2.39
Granted	1,773,536	2.80
Forfeited	(122,950)	2.37
Vested and converted to shares, net of units withheld for taxes	(566,383)	2.37
Units withheld for taxes	(213,684)	2.37
Outstanding at June 30, 2018	3,462,106	$2.61
Expected to vest at June 30, 2018	3,289,001	$2.61
Restricted stock units and performance stock units granted under the Performant Financial Corporation Amended and Restated 2012 Stock Incentive Plan generally vest over periods ranging from one to four years.
6. Income Taxes
Our effective income tax rate changed to 24.6% for the six months ended June 30, 2018 from (10.7)% for the six months ended June 30, 2017. The increase in the effective tax rate is primarily due to the increase in forecasted net deferred tax liability after valuation allowance for which an income tax expense was recorded and the resulting impact that the separate state taxes have on the forecasted rate applied to year to date income for the six months ended June 30, 2018 compared to the loss from operations for the six months ended June 30, 2017 for which no benefit was recognized.
We file income tax returns with the U.S. federal government and various state jurisdictions. We operate in a number of state and local jurisdictions, most of which have never audited our records. Accordingly, we are subject to state and local income tax examinations based upon the various statutes of limitations in each jurisdiction. For tax years before 2014, the Company is no longer subject to Federal and certain other state tax examinations. We are currently being examined by the Franchise Tax Board of California for tax years 2011 through 2014 and reviewed by the Minnesota Department of Revenue for the tax years 2014 through 2016.
7. Earnings per Share
For the three and six months ended June 30, 2018 and 2017, basic income per share is calculated by dividing net income by the sum of the weighted average number of shares of Common Stock outstanding during the period. Diluted income per share is calculated by dividing net income by the weighted average number of shares of Common Stock and dilutive common share equivalents outstanding during the period. Common share equivalents consist of stock options, restricted stock units, and performance stock units. When there is a loss in the period, dilutive common share equivalents are excluded from the calculation of diluted earnings per share, as their effect would be anti-dilutive. For example, for the three months ended June 30, 2018, and the three and six months ended June 30, 2017, dilutive common share equivalents have been excluded, and diluted weighted average shares outstanding are the same as basic average shares outstanding. When there is net income in the period, the Company excludes stock options, restricted stock units, performance stock units and warrants from the calculation of diluted earnings per share when the combined exercise price, unamortized fair value and excess tax benefits of the options exceed the average market price of the Company's common stock because their effect would be anti-dilutive. For the six months ended June 30, 2018, the Company excluded 3,011,546 options from the calculation of diluted earnings per share because their effect would be anti-dilutive.

The following table reconciles the basic to diluted weighted average shares outstanding using the treasury stock method (shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Weighted average shares outstanding – basic	51,643	50,579	51,483	50,443
Dilutive effect of stock options	—	—	2,018	—
Weighted average shares outstanding – diluted	51,643	50,579	53,501	50,443

8. Subsequent Events

On August 9, 2018, the Company and ECMC Holdings Corporation (“ECMC Holdings”) entered into an Agreement for Purchase of LLC Membership Interests (the “Purchase Agreement”), pursuant to which the Company has agreed to acquire from ECMC Holdings all of the outstanding membership interests in Premiere Credit of North America, LLC (“Premiere”), a provider of asset recovery services to clients in the student loan, government, healthcare and commercial markets.  As consideration for the purchase, at closing the Company will issue to ECMC Holdings 1,000,000 shares of its common stock and will be obligated to issue to ECMC Holdings additional shares of common stock over the five year period following the closing (not to exceed 2,591,824 shares in the aggregate) based on revenues associated with the Premiere business in each year.  The Company estimates that it would issue approximately an additional 1,000,000 shares over the five year period if eligible revenues in each year are at the target level.  The closing of the Premiere acquisition is subject to the satisfaction or waiver of customary closing conditions.

At the closing of the Premiere acquisition, the Company’s subsidiary, Performant Recovery, Inc., will also enter into an amended collection services agreement with Educational Credit Management Corporation, an affiliate of ECMC Holdings, to be its primary student loan recovery vendor.  Educational Credit Management Corporation, a Guaranty Agency and existing client of the Company, holds one of the largest student loan portfolios.  The Company’s subsidiary, Performant Business Services, Inc. (the “Borrower”)  will also amend its existing Credit Agreement, dated August 7, 2017, with ECMC Group, Inc., another affiliate of ECMC Holdings,  to, among other things  (i) extend the maturity date of the initial term loan and any additional term loans by one year to August 2021, (ii) expand the delayed draw term loan commitment from $15 million to $25 million, (iii) extend the period during which delayed draw term loans can be borrowed by one year to August 2020, and (iv) relieve the Borrower from its obligation to comply with the financial covenants in the Credit Agreement during the six fiscal quarters following the Premiere acquisition.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Student Lending:
Great Lakes Higher Education Guaranty Corporation	$7,611	$15,210	$17,650	$24,655
All Other Guaranty Agencies	9,917	12,249	18,983	27,353
Total of Student Lending	17,528	27,459	36,633	52,008
Healthcare:
CMS RAC and MSP	3,496	66	32,600	148
Commercial	2,599	2,022	4,809	3,587
Total of Healthcare	6,095	2,088	37,409	3,735
Other:	7,713	6,360	14,315	13,273
Total Revenues	$31,336	$35,907	$88,357	$69,016
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
We also have a long history of providing student loan recovery services to the Department of Education. Our previous contract with the Department of Education expired in April 2015, although we continued to work on loans placed with us prior the expiration of the contract. After an extended contract award process that included a successful protest of the initial award decision, the Department of Education announced on January 11, 2018 that we and another company had been awarded contracts to provide debt-collection services on defaulted Federal student loans. Those contract awards were the subject of another round of protests by unsuccessful bidders at the U.S. Court of Federal Claims. On May 3, 2018, the Department of Justice, on the Department of Education’s behalf, notified the U.S. Court of Federal Claims that the Department of Education has decided to cancel this procurement and, as a result, will terminate for convenience the contracts awarded to us and the second awardee, the performance of which has been stayed since award due to the protests. The notice states that the Department of Education has decided to cancel the current procurement as part of its plan to make substantial changes in the collection and administrative resolution of defaulted Federal student loans, which the Department of Education concluded would eliminate the need for this procurement. Accordingly, at this time, we are not doing any student loan recovery work for the Department of Education other than as a subcontractor for a small business contractor, which generated revenues to us of $1.4 million in the second quarter of 2018 and $2.6 million in the first half of 2018.

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
Our key metric in evaluating our student lending business is Placement Volume. Our Placement Volume represents the dollar volume of defaulted student loans first placed with us during the specified period by public and private clients for recovery. Placement Volume allows us to measure and track trends in the amount of inventory our clients in the student lending market are placing with us during any period. The revenues associated with the recovery of a portion of these loans may be recognized in subsequent accounting periods, which assists management in estimating future revenues and in allocating resources necessary to address current Placement Volumes. The following table shows our Placement Volume for the three and six months ended June 30, 2018, showing separately the Placement Volume associated with student loans held by Great Lakes Higher Education Guaranty Corporation (“Great Lakes”), for which we served as the primary recovery contractor until September 2017 and since that time as a subcontractor to the primary servicer of the Great Lakes portfolio.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Student Lending Placement Volume:
Great Lakes Higher Education Guaranty Corporation	$468	$255,832	$1,274	$550,013
All Other Guaranty Agencies	475,881	635,555	1,388,732	1,024,647
Total Student Lending Placement Volume	$476,349	$891,387	$1,390,006	$1,574,660
There are five potential outcomes to the student loan recovery process from which we generate revenues. These outcomes include: full repayment, recurring payments, rehabilitation, loan restructuring and wage garnishment. Of these five potential outcomes, our ability to rehabilitate defaulted student loans is the most significant component of our revenues in this market. Generally, a loan is considered successfully rehabilitated after the student loan borrower has made nine consecutive qualifying monthly payments and our client has notified us that it is recalling the loan. Once we have structured and implemented a repayment program for a defaulted borrower, we (i) earn a percentage of each periodic payment collected up to and including the final periodic payment prior to the loan being considered “rehabilitated” by our clients, and (ii) if the loan is “rehabilitated,” then we are paid a one-time percentage of the total amount of the remaining unpaid balance for each rehabilitated loan. The fees we are paid vary by recovery outcome as well as by contract. For non-government-supported student loans we are generally only paid contingency fees on two outcomes: full repayment or recurring repayments. The table below describes our typical fee structure for each of these five outcomes.

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
Our revenues from student lending were approximately 28% lower in the first half of 2018 compared to the same period in 2017 primarily as a result of the change in our relationship with Great Lakes, for which we acted as the primary recovery contractor until September 2017 and as a subcontractor on a portion of the overall portfolio since that time.
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
We accrue an estimated liability for appeals based on the amount of commissions received which are subject to appeal and which we estimate are probable of being returned to providers following successful appeal. The $18.5 million balance as of December 31, 2017, represented our best estimate of the probable amount that we may be required to refund related to appeals of claims for which commissions were previously collected. The term of our first Medicare Recovery Audit Contract with CMS, for Region A, expired on January 31, 2018. During the term of this contract, we accrued an estimated liability for fees we may be required to return in connection with successful appeals by providers. Our estimates for this appeals liability are based on our historical experience with the Medicare RAC appeal process. As the term of the original contract expired, CMS issued a letter to us on January 2, 2018, stating that Performant will no longer be obligated to support the appeals process or maintain an appeal reserve after the January 31, 2018 contract termination date. In addition to the estimated liability for appeals, we also maintained a separate Net payable to client liability for appeals decisions which had been decided, but not yet refunded to CMS. On January 31, 2018, CMS issued to us their final Letter of Demand which reconciled all outstanding payables to CMS for the old Region A contract.  Accordingly, during the first quarter 2018, we released an aggregate of approximately $27.8 million of the estimated liability for appeals and the Net payable to client balances. This increased first quarter 2018 revenue by $27.8 million. In conjunction with the release, we also derecognized approximately $9.0 million of prepaid expenses and other current assets, with a charge to other operating expenses, reflecting accrued receivables associated with amounts due to us from our subcontractors for decided and yet-to-be decided appeals. The estimated liability for appeals as of June 30, 2018 of $0.6 million represents our best estimate of the remaining liability for refunds and appeals overturned prior to the expiration of the contract term. In addition to the $0.6 million related to the RAC contract with CMS, we have accrued $0.3 million of additional estimated liability for appeals related to other healthcare contracts. The total accrued liability for appeals is therefore $0.9 million at June 30, 2018.
For our commercial healthcare business, our business strategy is focused on utilizing our technology-enabled services platform to provide audit, recovery and analytical services for private healthcare payors. We have entered into contracts with several private payors, although these contracts are in the early stage of implementation. Revenues from our commercial healthcare clients were $4.8 million for the six months ended June 30, 2018, compared to revenues of $3.6 million that we earned from our commercial healthcare clients in the six months ended June 30, 2017.
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
Client Retention
Our revenues from the student loan market depend on our ability to maintain our contracts with some of the largest providers of student loans. Revenues from our three largest clients in the student loan market represented 63% of our revenues for the year ended December 31, 2017 and 55% of our revenues for the year ended December 31, 2016. The Department of Education was responsible for approximately 4% and 16% of our revenues for the years ended December 31, 2017 and December 31, 2016, respectively. Although the Department of Education announced in January 2018 that we were selected as one of two contractors under its award for new student loan recovery contracts, we were notified on May 3, 2018 that the Department of Education has decided to cancel the current procurement in its entirety, and as a result terminated our contract award. Our contracts with our other large clients entitle them to unilaterally terminate their contractual relationship with us at any time without penalty. On June 15, 2017, we received a 30-day termination notice, with respect to our contract with Great Lakes. The termination of this contract was based on Great Lakes’ decision to bundle its student loan servicing work, a service that we currently do not provide, along with its student loan recovery work to a single third-party vendor. While we subsequently obtained a subcontract for recovery services from Navient, the new provider of servicing and defaulted portfolio management to Great Lakes, this contract has no set term or volume, and Navient has the right to terminate the contract at will. If we lose one of our other significant clients, including if one of our significant clients is consolidated by an entity that does not use our services, if the terms of compensation for our services change or if there is a reduction in the level of placements provided by any of these clients, our revenues could decline.

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
Revenue is recognized upon the collection of defaulted loan and debt payments. Loan rehabilitation revenue is recognized when the rehabilitated loans are sold (funded) by clients. Incentive revenue is recognized upon receipt of official notification of incentive award from customers. Under our MSP, contract with CMS, we recognize revenues when insurance companies or other responsible parties remit payment to reimburse CMS for claims for which they are responsible, and the remittance has been applied in the CMS database. Under our RAC contracts with CMS, we recognize revenues when the healthcare provider has paid CMS for a claim or has agreed to an offset against other claims by the provider. Healthcare providers have the right to appeal a claim and may pursue additional level of appeals if the initial appeal is found in favor of CMS. We accrue an estimated liability for appeals at the time revenue is recognized based on our estimate of the amount of revenue probable of being returned to CMS following successful appeal based on historical data and other trends relating to such appeals. In addition, if our estimate of liability for appeals with respect to revenues recognized during a prior period changes, we increase or decrease the estimated liability for appeals in the current period.
This estimated liability for appeals is an offset to revenues on our income statement. Resolution of appeals can take a very long time to resolve and there is a significant backlog in the system for resolving appeals, as over the course of our existing RAC contract, healthcare providers have increased their pursuit of appeals beyond the first and second levels of appeal to the third level of appeal, where cases are heard by administrative law judges, or ALJs. In our experience, decisions at the third level of appeal are the least favorable as ALJs exercise greater discretion and there is less predictability in the ALJ decisions as compared to appeals at the first or second levels. This increase of ALJ appeals and backlog of claims at the third level of appeal is the primary reason our total estimated liability for appeals (consisting of the estimated liability for appeals plus the contra-accounts-receivable estimated allowance for appeals) has historically remained at a consistent level despite decreasing revenue from CMS. On January 31, 2018, CMS issued to us their final Letter of Demand which reconciled all outstanding payables to CMS for the old Region A contract. Accordingly, during the first quarter 2018, we released approximately $27.8 million of the estimated liability for appeals. The balance of the estimated liability for appeals was $0.6 million as of June 30, 2018. In addition to the $0.6 million related to the RAC contract with CMS, the Company has accrued $0.3 million of additional estimated liability for appeals related to other healthcare contracts. The total accrued liability for appeals is therefore $0.9 million at June 30, 2018.
The $0.9 million balance as of June 30, 2018, represents our best estimate of the probable amount of losses related to appeals of claims for which commissions were previously collected. To the extent that required payments by us related to successful appeals exceed the amount accrued, revenues in the applicable period would be reduced by the amount of the excess.
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
Recent Accounting Pronouncements
See "New Accounting Pronouncements" in Note 1(g) of the Consolidated Financial Statements included in Part I - Item 1 of this report.
Results of Operations
Three Months Ended June 30, 2018 compared to the Three Months Ended June 30, 2017
The following table represents our historical operating results for the periods presented:

	Three Months Ended June 30,
	2018	2017	$ Change	% Change
	(in thousands)
Consolidated Statement of Operations Data:
Revenues	$31,336	$35,907	$(4,571)	(13)%
Operating expenses:
Salaries and benefits	22,305	20,450	1,855	9%
Other operating expenses	12,399	16,082	(3,683)	(23)%
Total operating expenses	34,704	36,532	(1,828)	(5)%
Loss from operations	(3,368)	(625)	2,743	439%
Interest expense	(1,141)	(1,618)	(477)	(29)%
Interest income	7	—	7	100%
Loss before (benefit from) provision for income taxes	(4,502)	(2,243)	2,259	101%
(Benefit from) provision for income taxes	(911)	197	(1,108)	(562)%
Net loss	$(3,591)	$(2,440)	$1,151	47%
Revenues
Revenues were $31.3 million for the three months ended June 30, 2018, a decrease of approximately 13%, compared to revenues of $35.9 million for the three months ended June 30, 2017.
Student lending revenues were $17.5 million for the three months ended June 30, 2018, representing a decrease of $10.0 million, or 36%, compared to the three months ended June 30, 2017. The decrease was due primarily to a $7.6 million decrease in revenues associated with the Great Lakes portfolio. We served as the primary recovery contractor for Great Lakes until September 2017 and since that time we have received a significantly reduced level of Placement Volume as a subcontractor to the primary servicer of the Great Lakes portfolio.
Healthcare revenues were $6.1 million for the three months ended June 30, 2018, representing an increase of $4.0 million, or 190%, compared to the three months ended June 30, 2017. This increase was due primarily to a new contract ramping up.
Salaries and Benefits
Salaries and benefits expense was $22.3 million for the three months ended June 30, 2018, an increase of $1.9 million, or 9%, compared to salaries and benefits expense of $20.5 million for the three months ended June 30, 2017. The increase in salaries and benefits expense was primarily due to increased headcount required in connection with the ramp up of several new contracts.

Other Operating Expenses
Other operating expenses were $12.4 million for the three months ended June 30, 2018, a decrease of $3.7 million, or 23%, compared to other operating expenses of $16.1 million for the three months ended June 30, 2017. The decrease in other operating expenses was primarily due to goodwill and intangible impairment charges related to the closure of our European subsidiary, Performant Europe Ltd., in the second quarter of 2017 and lower third-party collection fees in the second quarter of 2018.
Loss from Operations
Loss from operations was $3.4 million for the three months ended June 30, 2018, compared to loss from operations of $0.6 million for the three months ended June 30, 2017. The increase was primarily the result of lower revenues and increased salaries and benefits partially offset by lower other operating expenses.
Interest Expense
Interest expense was $1.1 million for the three months ended June 30, 2018, compared to $1.6 million for the three months ended June 30, 2017. Interest expense decreased by approximately $0.5 million or 29% due to higher interest rates in the second quarter of 2017.
Income Taxes
We recognized an income tax benefit of $0.9 million for the three months ended June 30, 2018, compared to an income tax expense of $0.2 million for the three months ended June 30, 2017. Our effective income tax rate increased to 20% for the three months ended June 30, 2018, from (9)% for the three months ended June 30, 2017. The increase in the effective tax rate is primarily due to the benefit recognized on the loss for the three months ended June 30, 2018 compared to the loss from operations for the three months ended June 30, 2017 for which no benefit was recognized.
Net Loss
As a result of the factors described above, net loss was $3.6 million for the three months ended June 30, 2018, which represented an increase of $1.2 million, or 47% compared to net loss of $2.4 million for the three months ended June 30, 2017.
Six Months Ended June 30, 2018 compared to the Six Months Ended June 30, 2017
The following table represents our historical operating results for the periods presented:

	Six Months Ended June 30,
	2018	2017	$ Change	% Change
	(in thousands)
Consolidated Statement of Operations Data:
Revenues	$88,357	$69,016	$19,341	28%
Operating expenses:
Salaries and benefits	44,086	41,146	2,940	7%
Other operating expenses	35,419	29,523	5,896	20%
Total operating expenses	79,505	70,669	8,836	13%
Income (loss) from operations	8,852	(1,653)	10,505	636%
Interest expense	(2,411)	(3,224)	(813)	(25)%
Interest income	13	—	13	100%
Income (loss) before provision for income taxes	6,454	(4,877)	11,331	232%
Provision for income taxes	1,590	522	1,068	205%
Net income (loss)	$4,864	$(5,399)	$10,263	190%

Revenues
Revenues were $88.4 million for the six months ended June 30, 2018, an increase of approximately 28%, compared to revenues of $69.0 million for the six months ended June 30, 2017.
Healthcare revenues were $37.4 million for the six months ended June 30, 2018, representing an increase of $33.7 million, or 911%, compared to the six months ended June 30, 2017. This increase was due primarily to revenues of $27.8 million related to the release of the appeals reserve in connection with the termination of our 2009 CMS Region A contract in the first quarter of 2018. Excluding revenues associated with the termination of this contract, healthcare revenues were $9.6 million for the six months ended June 30, 2018, representing an increase of $5.9 million, or 159%, compared to the six months ended June 30, 2017.
Student lending revenues were $36.6 million for the six months ended June 30, 2018, representing a decrease of $15.4 million, or 30%, compared to the six months ended June 30, 2017. The decrease was due primarily to a $7.0 million decrease in revenues associated with the Great Lakes portfolio.
Salaries and Benefits
Salaries and benefits expense was $44.1 million for the six months ended June 30, 2018, an increase of $2.9 million, or 7%, compared to salaries and benefits expense of $41.1 million for the six months ended June 30, 2017. The increase in salaries and benefits expense was primarily due to increased headcount required in connection with the ramp up of several new contracts.
Other Operating Expenses
Other operating expenses were $35.4 million for the six months ended June 30, 2018, an increase of $5.9 million, or 20%, compared to other operating expenses of $29.5 million for the six months ended June 30, 2017. The increase in other operating expenses was primarily due to a $7.1 million derecognition of subcontractor receivable associated with the termination of the 2009 CMS Region A contract in the first quarter of 2018.
Income (loss) from Operations
Income from operations was $8.9 million for the six months ended June 30, 2018, compared to a loss from operations of $1.7 million for the six months ended June 30, 2017. The increase was primarily the result of higher revenues driven primarily by release of an aggregate of $27.8 million of the estimated liability for appeals and the net payable to client balances into revenue, net of derecognition of $9.0 million of prepaid expenses and other current assets, with a $1.9 million charge to other operating expenses, reflecting accrued receivables associated with amounts due from subcontractors for decided and yet-to-be decided appeals and increased salaries and benefits.
Interest Expense
Interest expense was $2.4 million for the six months ended June 30, 2018, compared to $3.2 million for the six months ended June 30, 2017. Interest expense decreased by approximately $0.8 million or 25% due to lower interest rates and lower outstanding balance in 2018 and interest expense paid in kind in 2017.
Income Taxes
We recognized an income tax expense of $1.6 million for the six months ended June 30, 2018, compared to an income tax expense of $0.5 million for the six months ended June 30, 2017. Our effective income tax rate increased to 25% for the six months ended June 30, 2018, from (11)% for the six months ended June 30, 2017. The increase in the effective tax rate is primarily due to the increase in forecasted net deferred tax liability after valuation allowance for which an income tax expense was recorded and the resulting impact that the separate state taxes have on the forecasted rate applied to year to date income for the six months ended June 30, 2018 compared to the loss from operations for the six months ended June 30, 2017 for which no benefit was recognized.
Net Income (Loss)
As a result of the factors described above, net income was $4.9 million for the six months ended June 30, 2018, which represented an increase of $10.3 million, or 190% compared to net loss of $5.4 million for the six months ended June 30, 2017.

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
Because of these limitations, you should consider adjusted EBITDA and adjusted net income alongside other financial performance measures, including net income and our other GAAP results. The following tables present a reconciliation of adjusted EBITDA and adjusted net income for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Adjusted EBITDA:
Net (loss) income	$(3,591)	$(2,440)	$4,864	$(5,399)
(Benefit from) provision for income taxes	(911)	197	1,590	522
Interest expense (1)	1,141	1,618	2,411	3,224
Interest income	(7)	—	(13)	—
Transaction expenses (7)	—	444	—	444
Depreciation and amortization	2,537	2,894	5,113	5,668
Impairment of goodwill and customer relationship (6)	—	1,081	—	1,081
CMS Region A contract termination (5)	—	—	(18,816)	—
Stock-based compensation	950	1,187	1,589	2,290
Adjusted EBITDA	$119	$4,981	$(3,262)	$7,830

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Adjusted Net Income (Loss):
Net (loss) income	$(3,591)	$(2,440)	$4,864	$(5,399)
Transaction expenses (7)	—	444	—	444
Stock-based compensation	950	1,187	1,589	2,290
Amortization of intangibles (2)	202	217	405	488
Impairment of goodwill and customer relationship (6)	—	1,081	—	1,081
Deferred financing amortization costs (3)	333	330	664	696
CMS Region A contract termination (5)	—	—	(18,816)	—
Tax adjustments (4)	(409)	(1,304)	4,443	(2,000)
Adjusted Net Loss	$(2,515)	$(485)	$(6,851)	$(2,400)

(1)	Represents interest expense and amortization of issuance costs related to the refinancing of our indebtedness.

(2)
Represents amortization of capitalized expenses related to the acquisition of Performant by an affiliate of Parthenon Capital Partners in 2004, and also an acquisition in the first quarter of 2012 to enhance our analytics capabilities.

(3)	Represents amortization of capitalized financing costs related to our Credit Agreement for 2018, and amortization of capitalized financing costs related to our Prior Credit Agreement for 2017.

(4)	Represents tax adjustments assuming a marginal tax rate of 40% for 2017 and 27.5% for 2018.

(5)
Represents the net impact of the termination of our 2009 CMS Region A contract during the first quarter of 2018, comprised of release of an aggregate of $27.8 million of the estimated liability for appeals and the net payable to client balances into revenue, net of derecognition of $9.0 million of prepaid expenses and other current assets, with a charge to other operating expenses, reflecting accrued receivables associated with amounts due from subcontractors for decided and yet-to-be decided appeals.

(6)	Represents goodwill and impairment charges related to our Performant Europe Ltd. subsidiary.

(7)	Represents costs and expenses related to the refinancing of our indebtedness.

Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash flows from operations and the availability of up to $15 million in additional term loans under the Credit Agreement discussed below. Cash and cash equivalents, which includes restricted cash and consists primarily of cash on deposit with banks, totaled $9.8 million as of June 30, 2018, compared to $23.5 million as of December 31, 2017. Due to our existing cash and cash equivalents, availability under the Credit Agreement and our ability to restructure both our variable and fixed expenses, we believe that we have the ability to meet our working capital and capital expenditure needs for the foreseeable future.
The $13.8 million decrease in the balance of our cash and cash equivalents from December 31, 2017, was primarily due to $7.8 million negative cash flows from operating activities discussed below.
Cash flows from operating activities
Cash used in operating activities was $7.8 million for the six months ended June 30, 2018, compared to positive cash provided by operating activities of $2.9 million for the same period in 2017. The reduction in cash flows from operating activities is due primarily to an increase in trade accounts receivable of $3.1 million related to increase in activity from certain new customers, and payment of $3.0 million related to the termination of the 2009 CMS Region A contract, partially offset by an increase in deferred revenue of $1.4 million.
Cash flows from investing activities
Cash used in investing activities of $4.5 million for the six months ended June 30, 2018 was mainly for capital expenditures related to information technology, data storage, hardware, telecommunication systems and security enhancements to our information technology systems. Cash used in investing activities in the six months ended June 30, 2017 was $4.3 million.
Cash flows from financing activities
Cash used in financing activities of $1.5 million for the six months ended June 30, 2018 was primarily attributable to repayments of principal of $1.1 million on long-term debt. Cash used in financing activities in the six months ended June 30, 2017 was $11.9 million primarily attributable to repayments of principal of $11.3 million on long-term debt.
Restricted Cash
As of June 30, 2018, restricted cash included in current assets on our consolidated balance sheet was $1.8 million. In November 2017, the Company deposited $1.8 million in restricted cash as collateral for new letters of credit issued to replace letters of credit terminated under our Prior Credit Agreement.
Long-term Debt
On August 7, 2017, we, through our wholly-owned subsidiary Performant Business Services, Inc. (the “Borrower”), entered into a credit agreement with ECMC Group, Inc. (the “Credit Agreement”).  The Credit Agreement provides for a term loan facility in the initial amount of $44 million (the “Initial Term Loan”) and for up to $15 million of additional term loans (“Additional Term Loans”; and together with the Initial Term Loan, the “Loans”) which Additional Term Loans may be drawn until the second anniversary of the funding of the Initial Term Loans, subject to the satisfaction of customary conditions.  On August 11, 2017, the Initial Term Loan was advanced (the “Closing Date”) and the proceeds were applied to repay all outstanding amounts under our Prior Credit Agreement.  On September 29, 2017, we entered into Amendment No. 1 to the Credit Agreement to extend the initial interest payment due date to December 31, 2017.
The Loans will mature on the third anniversary of the Closing Date, however we will have the option to extend the maturity of the Loans for two additional one year periods, subject to the satisfaction of customary conditions.  The Loans will bear interest at the one-month LIBOR rate (subject to a 1% per annum floor) plus a margin which may vary from 5.5% per annum to 10.0% per annum based on our total debt to EBITDA ratio.  The Initial Term Loans will initially bear interest at LIBOR plus 7.0% per annum.  We will be required to pay 5% of the original principal balance of the Loans annually in quarterly installments and to offer to make mandatory prepayments of the Loans with a percentage of our excess cash flow which may vary between 75% and 0% depending on our total debt to EBITDA ratio.  In addition to mandatory prepayments for excess cash flow, we will also be required to offer to prepay the Loans with the net cash proceeds of certain asset dispositions and with the issuance of debt not otherwise permitted under the Credit Agreement.  Except in connection with a change of control and the payment of a 1% premium, we will not be permitted to voluntarily prepay the Loans until after the first anniversary of the Closing Date.  We will be permitted to prepay the Loans during the second year after the Closing Date if accompanied by a prepayment premium of 1%.  Thereafter, we will be permitted to prepay the Loans without any prepayment premium.
The Credit Agreement contains certain restrictive financial covenants which became effective on the Closing Date. Such covenants, will require, among other things, that we meet a minimum fixed charge coverage ratio of 0.5 to 1.0 through December 31, 2019, 1.0 to 1.0 through June 30, 2020 (or until December 31, 2020 if the maturity date of the Loans is extended until the fourth anniversary of the Closing Date), 1.25 to 1.0 through June 30, 2021 if the maturity date of the Loans is extended until the fourth anniversary of the Closing Date and 1.25 to 1.0 through June 30, 2022 if the maturity date of the Loans is extended until the fifth anniversary of the Closing Date. In addition, we will be required to maintain a maximum total debt to EBITDA ratio of 6.00 to 1.00. The Credit Agreement also contains covenants that will restrict our and our subsidiaries’ ability to incur certain types or amounts of indebtedness, incur liens on certain assets, make material changes in corporate structure or the nature of its business, dispose of material assets, engage in a change in control transaction, make certain foreign investments, enter into certain restrictive agreements, or engage in certain transactions with affiliates.
The obligations under the Credit Agreement are secured by substantially all of our United States domestic subsidiaries’ assets and are guaranteed by the Company and its United States domestic subsidiaries, other than the Borrower.
As a result of our entry into our Credit Agreement, and the repayment of all amounts owed under the Prior Credit Agreement, we wrote off debt issuance costs related to the Prior Credit Agreement of approximately $1.0 million in August 2017.
In consideration for, and concurrently with, the extension of the Initial Term Loan in accordance with the terms of the Credit Agreement, we issued a warrant to the lender to purchase up to an aggregate of 3,863,326 shares of the Company’s common stock (representing approximately up to 7.5% of our diluted common stock as calculated using the “treasury stock” method as defined under GAAP for the most recent fiscal quarter) with an exercise price of $1.92 per share. Upon our election to borrow any of the Additional Term Loans, we will be required to issue additional warrants at the same exercise price to purchase up to an aggregate of 77,267 additional shares of common stock (which represents approximately 0.15% of our diluted common stock calculated using the “treasury stock” method as defined under GAAP for the most recent fiscal quarter) for each $1,000,000 of such Additional Term Loans.
The Credit Agreement also requires us to meet certain financial covenants, including maintaining a total debt to EBITDA ratio and a fixed charge coverage ratio, as such terms are defined in our credit agreement. These financial covenants are tested at the end of each quarter as applicable. The table below further describes these financial covenants, as well as our current status under these covenants as of June 30, 2018.

Financial Covenant	Covenant Requirement	Actual Ratio at June 30, 2018
Total debt to EBITDA ratio (maximum) (1)	6.00 to 1.00	1.71
Fixed charge coverage ratio (minimum) (2)	0.5 to 1.0	2.89

(1)	The total debt to EBITDA ratio will apply to computation periods through August 11, 2020.

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
Management, with the participation of our Chief Executive Officer and our Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were functioning effectively at the reasonable assurance level as of June 30, 2018.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We have derived a substantial majority of our revenues from a limited number of clients, including the Department of Education, and several Guaranty Agencies. Revenues from our three largest clients represented 63% of our revenues for the year ended December 31, 2017 and 55% of our revenues for the year ended December 31, 2016. The Department of Education was responsible for approximately 4% and 16% of our revenues for the years ended December 31, 2017 and December 31, 2016, respectively but has historically been one of our largest clients, accounting for 15.5%, 23.8%, and 27.2% of our revenues in 2016, 2015 and 2014, respectively. Although the Department of Education announced in January 2018 that we were selected as one of two recovery contractors under its award for new student loan recovery contracts, we were notified on May 3, 2018 that the Department of Education has decided to cancel the current procurement in its entirety, and as a result terminated our contract award. We have had relationships with numerous GAs in the U.S. including Great Lakes and Pennsylvania Higher Education Assistance Authority, which were responsible for 33% and 21%, respectively, of our revenues for the year ended December 31, 2017. On June 15, 2017, we received a 30-day termination notice, with respect to our contract with Great Lakes was terminated of this contract was based on Great Lakes’ decision to bundle with a single third-party vendor its student loan servicing work, a service that we currently do not provide, along with its student loan recovery work. While we subsequently obtained a subcontract for student loan recovery work from Navient, the new provider of servicing and defaulted portfolio management to Great Lakes, this contract has no set term or volume, and Navient has the right to terminate the contract at will. Because the Department of Education has decided to terminate our January 2018 contract and the current procurement in its entirety, we now will become even more dependent on our business relationships with our remaining GA clients for our student loan revenues. In that regard, we believe that the portfolios of our GA clients will decrease over time due to (i) the effect of Federal legislation in 2010 that requires all student loan originations to come from the Department of Education (which means that there will be no further growth in student loans held by GAs), and (ii) because we are seeing a larger amount of defaulted student loans in our GA client portfolios that have been previously rehabilitated and by regulation are not subject to rehabilitation for a second time. All of our contracts with our significant clients are subject to periodic renewal and re-bidding processes and if we lose one of these clients or if the terms of our relationships with any of these clients become less favorable to us, our revenues would decline, which would harm our business, financial condition and results of operations.
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
Substantially all of our existing contracts for the recovery of student loans and other receivables, which represented approximately 84% of our revenues for the six months ended June 30, 2018 (excluding revenues from the release of the CMS appeals reserve) and 92% of our revenues in the year ended December 31, 2017, enable our clients to unilaterally terminate their contractual relationship with us at any time without penalty, potentially leading to loss of business or renegotiation of terms. Further, most of our contracts in these markets allow our clients to unilaterally change the volume of loans and other receivables that are placed with us or the payment terms at any given time. In addition, most of our contracts are not exclusive, with our clients retaining multiple service providers with whom we must compete for placements of loans or other obligations. Therefore, despite our contractual relationships with our clients, our contracts do not provide assurance that we will generate a minimum amount of revenues or that we will receive a specific volume of placements.
Our revenues and operating results would be negatively affected if our student loan and receivables clients reduce the volume of student loan placements provided to us, modify the terms of service, including the success fees we are able to earn upon recovery of defaulted student loans, or any of these clients establish more favorable relationships with our competitors.
Our ability to derive revenues under our new RAC contracts will depend in part on the number and types of potentially improper claims that we are allowed to pursue by CMS, and our results of operations may be harmed if the scope of claims that we are allowed to pursue and be compensated for is limited.
Under CMS’s Medicare recovery audit program, RAC contractors have not been permitted to seek the recovery of an improper claim unless that particular type of claim has been pre-approved by CMS to ensure compliance with applicable Medicare payment policies, as well as national and local coverage determinations. As work under the first RAC contract progressed, CMS placed increasing restrictions on the scope of audits permitted by RAC contractors and these restrictions have not been relaxed under the newly awarded RAC contracts. Accordingly, the long-term growth of the revenues we derive under our two newly awarded RAC contracts will depend in significant part on the scope of potentially improper claims that we are allowed to pursue. Revenues from our RAC contracts with CMS during the six months ended June 30, 2018 were $0.8 million (excluding the effects of the release of the $27.8 million appeal reserve in connection with the termination of our first CMS RAC contract).
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
If we are successful in obtaining an engagement with a new client or a new contract with an existing client, we typically have a subsequent long implementation period in which the services are planned in detail and we integrate our technology, processes and resources with the client’s operations. If we enter into a contract with a new client, we typically will not receive revenues until implementation is completed and work under the contract actually begins. Our clients may also experience delays in obtaining approvals or managing protests from unsuccessful bidders, or delays associated with technology or system implementations, such as the delays experienced with the implementation of our first RAC contract with CMS. Because we generally begin to hire new employees to provide services to a new client once a contract is signed, we may incur significant expenses associated with these additional hires before we receive corresponding revenues under any such new contract. If we are not successful in maintaining contractual commitments after the expenses we incur during our typically long implementation cycle, our results of operations could be adversely affected.

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
We are subject to a wide array of federal and state laws and regulations regarding the use and disclosure of confidential personal information and security. For example, the federal Health Insurance Portability and Accountability Act of 1996, as amended, or HIPAA, and related state laws subject us to substantial restrictions and requirements with respect to the use and disclosure of the personal health information that we obtain in connection with our contracts with CMS and we must establish administrative, physical and technical safeguards to protect the confidentiality of this information. Similar protections extend to the type of personal financial and other information we acquire from our student loan, state tax and federal receivables clients. We are required to notify affected individuals and government agencies of data security breaches involving protected health and certain personally identifiable information. These laws and regulations also require that we develop, implement and maintain written, comprehensive information security programs containing safeguards that are appropriate to protect personally identifiable information or health information against unauthorized access, misuse, destruction or modification. Federal law generally does not preempt state law in the area of protection of personal information, and as a result we must also comply with state laws and regulations. Regulation of privacy, data use and security require that we incur significant expenses, which could increase in the future as a result of additional regulations, all of which adversely affects our results of operations. Failure to comply with these laws and regulations can result in penalties and in some cases expose us to civil lawsuits.
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
Parthenon Capital Partners and Invesco Ltd. beneficially owned approximately 26.0% and 19.5% of our common stock, respectively, as of June 30, 2018. As a result of their ownership, Parthenon Capital Partners and Invesco Ltd. have the ability to influence the outcome of matters submitted to a vote of stockholders and, through our board of directors, the ability to influence decision‑making with respect to our business direction and policies. Parthenon Capital Partners and Invesco Ltd. may have interests different from our other stockholders’ interests and may vote in a manner adverse to those interests. Matters over which Parthenon Capital Partners and Invesco Ltd. can, directly or indirectly, exercise influence include:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sale of Unregistered Securities
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None
ITEM 5. OTHER INFORMATION
Entry into Material Definitive Agreement

On August 9, 2018, the Company, through its wholly-owned subsidiary Performant Business Services, Inc. (the “Borrower”), agreed to enter into an amendment (the “Amendment”) to its Credit Agreement, dated as of August 7, 2017 (the “Credit Agreement”), with ECMC Group, Inc. (the “Lender”).  Prior to the Amendment, the Credit Agreement provided for a term loan facility in the initial amount of $44 million (the “Initial Term Loan”) and for up to $15 million of additional term loans (“Additional Term Loans”; and together with the Initial Term Loan, the “Loans”) which Additional Term Loans could be drawn until the second anniversary of the funding of the Initial Term Loans, subject to the satisfaction of customary conditions.  The Loans were scheduled to mature in August 2020, although the Company had the option to extend the maturity of the Loans for two additional one year periods, subject to the satisfaction of customary conditions. The Amendment (i) extends the maturity date of the Loans by one year to August 2021 and retains the two additional one year options to extend the maturity, (ii) expands the loan commitment for Additional Term Loans from $15 million to $25 million, (iii) extends the period during which Additional Term Loans can be borrowed by one year to August 2020, and (iv) relieves the Borrower from its obligation to comply with its financial covenants (minimum fixed charge coverage ratio and maximum total debt to EBITDA ratio) in the Credit Agreement for the six fiscal quarters following the date when the Amendment becomes effective.  The Company will enter into the Amendment concurrently with the closing under the Agreement for Purchase of LLC Membership Interests, dated as of August 9, 2018 (the “Purchase Agreement”), between the Company and ECMC Holdings Corporation, an affiliate of the Lender (“ECMC Holdings”), pursuant to which the Company has agreed to acquire from ECMC Holdings all of the outstanding membership interests in Premiere Credit of North America, LLC (“Premiere”), a provider of asset recovery services to clients in the student loan, government, healthcare and commercial markets.  The closing of the Premiere acquisition is subject to the satisfaction or waiver of customary closing conditions contained in the Purchase Agreement.

The foregoing description of the Amendment is qualified in its entirety by reference to the full text of the Amendment, which is included as Exhibit 10.1 hereto and incorporated herein by reference.

Unregistered Sale of Equity Securities

As consideration for the purchase of Premiere under the Purchase Agreement described above, at closing the Company will issue to ECMC Holdings 1,000,000 shares of its common stock and will be obligated to issue to ECMC Holdings additional shares of common stock over the five year period following the closing (not to exceed 2,591,824 shares in the aggregate) based on revenues associated with the Premiere business in each year.  The Company estimates that it would issue approximately an additional 1,000,000 shares over the five year period if eligible revenues in each year are at the target level.  The closing of the Premiere acquisition is subject to the satisfaction or waiver of customary closing conditions.  The shares of common stock of the Company described to be issued as described above were offered and sold in reliance upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D thereunder. The Purchase Agreement contains representations and warranties to support our reasonable belief that ECMC Holdings had access to information concerning its operations and financial condition, that ECMC Holdings is acquiring such shares of common stock for its own account and not with a view to the distribution thereof, and that ECMC Holdings is an “accredited investor” as defined by Rule 501 promulgated under the Securities Act.

ITEM 6. EXHIBITS
(A) Exhibits:

Exhibit No.	Description

10.1	Form of Second Amendment to Credit Agreement among Performant Business Services, Inc. and ECMC Group, Inc.

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1(1)	Certification of the Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2(1)	Certification of the Principal Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS(2)	XBRL Instance Document

101.SCH(2)	XBRL Taxonomy Extension Scheme

101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase

101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(2)	XBRL Taxonomy Extension Label Linkbase

101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase

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

PERFORMANT FINANCIAL CORPORATION
Date:	August 10, 2018
		By:	/s/ Lisa Im
Lisa Im

Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Ian Johnston
Ian Johnston

Vice President and Chief Accounting Officer