Form 10-Q
period 2018-09-30
Performant Financial Corp
filed 2018-11-14
CIK 1550695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐
☐ If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
The number of shares of Common Stock outstanding as of November 13, 2018 was 52,990,664.

PERFORMANT FINANCIAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2018
INDEX

i

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,654	$21,731
Restricted cash	1,788	1,788
Trade accounts receivable, net of allowance for doubtful accounts of $25 and $35, respectively	14,647	12,494
Prepaid expenses and other current assets	3,357	12,678
Income tax receivable	6,356	6,839
Total current assets	31,802	55,530
Property, equipment, and leasehold improvements, net	23,122	20,944
Identifiable intangible assets, net	4,306	4,864
Goodwill	81,572	81,572
Deferred income taxes	542	468
Other assets	1,024	1,058
Total assets	$142,368	$164,436
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of notes payable, net of unamortized debt issuance costs of $157 and $171, respectively	$2,593	$2,029
Accrued salaries and benefits	7,262	4,569
Accounts payable	2,153	1,518
Other current liabilities	3,806	3,347
Deferred revenue	1,440	—
Estimated liability for appeals	302	18,817
Net payable to client	—	12,800
Total current liabilities	17,556	43,080
Notes payable, net of current portion and unamortized debt issuance costs of $2,296 and $3,245, respectively	37,854	38,555
Deferred income taxes	204	—
Earnout payable	1,876	—
Other liabilities	2,936	2,476
Total liabilities	60,426	84,111
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized, 500,000 shares at September 30, 2018 and December 31, 2017; issued and outstanding 52,976 and 51,085 shares at September 30, 2018 and December 31, 2017, respectively	5	5
Additional paid-in capital	76,821	72,459
Retained earnings	5,116	7,861
Total stockholders’ equity	81,942	80,325
Total liabilities and stockholders’ equity	$142,368	$164,436

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$27,581	$29,744	$115,938	$98,760
Operating expenses:
Salaries and benefits	24,276	20,494	68,362	61,640
Other operating expenses	10,505	13,496	45,924	43,019
Total operating expenses	34,781	33,990	114,286	104,659
(Loss) income from operations	(7,200)	(4,246)	1,652	(5,899)
Interest expense	(1,123)	(2,459)	(3,534)	(5,683)
Interest income	6	—	19	—
Loss before (benefit from) provision for income taxes	(8,317)	(6,705)	(1,863)	(11,582)
(Benefit from) provision for income taxes	(708)	1,146	882	1,668
Net loss	$(7,609)	$(7,851)	$(2,745)	$(13,250)
Net loss per share
Basic	$(0.15)	$(0.15)	$(0.05)	$(0.26)
Diluted	$(0.15)	$(0.15)	$(0.05)	$(0.26)
Weighted average shares
Basic	52,281	50,852	51,752	50,581
Diluted	52,281	50,852	51,752	50,581
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss	$(7,609)	$(7,851)	$(2,745)	$(13,250)
Other comprehensive income:
Foreign currency translation adjustment	—	1	—	(4)
Comprehensive loss	$(7,609)	$(7,850)	$(2,745)	$(13,254)

See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity
For the Nine Months Ended September 30, 2018
(In thousands)
(Unaudited)

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Retained Earnings	Total
Balance at January 1, 2018	51,085	$5	$72,459	$7,861	$80,325
Common stock issued under stock plans, net of shares withheld for employee taxes	891	—	(461)	—	(461)
Stock-based compensation expense	—	—	2,403		2,403
Shares issued in conjunction with agreement to purchase Premiere Credit of North America	1,000	—	2,420	—	2,420
Net loss	—	—	—	(2,745)	(2,745)
Balance at September 30, 2018	52,976	$5	$76,821	$5,116	$81,942

See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(2,745)	$(13,250)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss on disposal of assets	44	67
Impairment of goodwill and intangible assets	—	1,081
Release of net payable to client related to contract termination	(9,860)	—
Release of estimated liability for appeals due to termination of contract	(18,531)	—
Derecognition of subcontractor receivable for appeals due to termination of contract	5,535	—
Derecognition of subcontractor receivable for overturned claims	1,536	—
Provision for doubtful accounts for subcontractor receivable	1,868	—
Depreciation and amortization	7,601	8,381
Deferred income taxes	130	667
Stock-based compensation	2,403	3,027
Interest expense from debt issuance costs	963	989
Write-off unamortized debt issuance costs	—	1,049
Interest expense paid in kind	—	331
Changes in operating assets and liabilities:
Trade accounts receivable	(463)	(1,006)
Prepaid expenses and other current assets	958	(1,536)
Income tax receivable	483	573
Other assets	68	17
Accrued salaries and benefits	1,723	1,325
Accounts payable	306	424
Deferred revenue and other current liabilities	713	(547)
Estimated liability for appeals	16	(160)
Net payable to client	(2,940)	(405)
Other liabilities	326	(257)
Net cash (used in) provided by operating activities	(9,866)	770
Cash flows from investing activities:
Purchase of property, equipment, and leasehold improvements	(6,319)	(5,408)
Premiere Credit of North America, LLC. working capital cash acquired	1,669	—
Net cash used in investing activities	(4,650)	(5,408)
Cash flows from financing activities:
Repayment of notes payable	(1,100)	(55,513)
Debt issuance costs paid	—	(858)
Taxes paid related to net share settlement of stock awards	(647)	(382)
Proceeds from exercise of stock options	186	90
Borrowings from notes payable	—	44,000
Net cash used in financing activities	(1,561)	(12,663)
Effect of foreign currency exchange rate changes on cash	—	(4)
Net decrease in cash, cash equivalents and restricted cash	(16,077)	(17,305)
Cash, cash equivalents and restricted cash at beginning of period	23,519	40,484
Cash, cash equivalents and restricted cash at end of period	$7,442	$23,179
Non-cash investing activities:

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

Recognition of contingent consideration in acquisition	$1,876	$—
Non-cash financing activities:
Recognition of shares issued in acquisition	$2,420	$—
Recognition of warrant issued in debt financing	$—	$3,302
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$98	$540
Cash paid for interest	$1,748	$2,835
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and cash equivalents	$5,654	$23,179
Restricted cash	$1,788	$—
Total cash, cash equivalents and restricted cash at end of period	$7,442	$23,179

See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2018 and 2017
(Unaudited)

1. Organization and Description of Business

(a)	Basis of Presentation and Organization
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary (consisting only of normal recurring adjustments) for a fair presentation of our and our subsidiaries’ financial position at September 30, 2018, the results of our operations for the three and nine months ended September 30, 2018 and 2017 and cash flows for the nine months ended September 30, 2018 and 2017. Interim financial statements are prepared on a basis consistent with our annual consolidated financial statements. The interim financial statements included herein should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the years ended December 31, 2017, 2016, and 2015.
Performant Financial Corporation and Subsidiaries' (the Company) consolidated financial statements include the operations of Performant Financial Corporation (Performant), its wholly-owned subsidiaries Premiere Credit of North America, LLC (Premiere) and Performant Business Services, Inc., and its wholly-owned subsidiaries Performant Recovery, Inc. (Recovery), Performant Technologies, Inc., and Performant Europe Ltd. Performant is a Delaware corporation headquartered in California and was formed in 2003. Premiere is an Indiana limited liability company acquired by Performant on August 31, 2018. Performant Business Services, Inc. is a Nevada corporation founded in 1997. Recovery is a California corporation founded in 1976. Performant Technologies, Inc. is a California corporation that was formed in 2004. All significant intercompany balances and transactions have been eliminated in consolidation.
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

(b)	Acquisition of Premiere Credit of North America
On August 31, 2018, Performant completed its acquisition of Premiere Credit of North America (“Premiere”). Premiere is a leading provider of recovery services to government, student loan and commercial clients with approximately 330 employees located in Indianapolis and Nashville. As part of the transaction, Performant has expanded its existing commercial relationship with the ECMC Group (“ECMC”) which was the former parent of Premiere. ECMC is also the lender under our existing credit agreement. The Company funded the acquisition with issuance of 1,000,000 Performant shares to ECMC and additional shares over the five-year period following the closing based on revenue associated with Premiere’s business in each year. At closing, Performant and ECMC entered into a long-term agreement to be ECMC’s primary student loan recovery vendor. In addition, Performant also entered an amendment to its existing credit agreement with ECMC to among other things (i) extend the maturity date of the initial term loan and any additional term loans by one year to August 2021, (ii) expand the delayed draw term loan commitment from $15 million to $25 million, (iii) extend the period during which delayed draw term loans can be borrowed by one year to August 2020, and (iv) relieve Performant Business Services, Inc. (the "Borrower") from its obligation to comply with the financial covenants in the Credit Agreement during the six fiscal quarters following the Premiere acquisition. In addition to those shares of common stock issuable in connection with the Premiere transaction, ECMC also holds a warrant to purchase up to an aggregate of 3,863,326 shares of the Company’s common stock (representing approximately up to 7.5% of our diluted common stock as calculated using the “treasury stock” method as defined under U.S. GAAP for the three month period ended June 30, 2017) with an exercise price of $1.92 per share, issued upon execution of the credit agreement.
Consideration: The estimated consideration of $4.3 million was calculated as follows:

(In thousands except per share amount)
Initial shares consideration	1,000
Closing stock price per share	$2.42
2,420
Earn-out consideration	1,876
Total consideration	$4,296
The contingent earn-out consideration was valued based on a Monte Carlo simulation.
Purchase price allocation: In accordance with U.S. GAAP, the total purchase price has been allocated to the tangible and intangible assets acquired based on management’s estimates of their fair values. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. The fair value of assets acquired and liabilities assumed are subject to change within the measurement period allowed under U.S. GAAP.
The Company recorded $0.1 million of acquisition-related costs in other operating expenses.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The purchase price allocation of $4.3 million at August 31, 2018, was as follows:

(Dollars in thousands)
Cash and cash equivalents	$1,669
Trade accounts receivable, net	1,690
Other current assets	576
Property, equipment, and leasehold improvements, net	2,896
Customer relationship intangible asset	50
Other assets	34
Total identifiable assets acquired	6,915
Accounts Payable	(328)
Accrued salaries and benefits	(970)
Other current liabilities	(1,186)
Other liabilities	(135)
Net assets acquired	$4,296
The estimated fair value and useful life for the customer relationship intangible asset is as follows:

	Estimated Fair Value	Estimated Useful Life
	(In thousands)	(In years)
Customer Relationships	$50	4
The fair value of the customer relationship and the amortization method were determined using the excess earnings method that relies on projected future net cash flows including key assumptions for the customer attrition rate and discount rate. The estimated weighted average useful life reflects the time period and pattern that Performant expects for projected benefits.
The results of Premiere have been included in the Company’s Consolidated Financial Statements from the date of acquisition. Revenues from Premiere included in the Company’s results for the three and nine months ended September 30, 2018 were $1.5 million. Net loss for Premiere included in the Company’s results for the three and nine months ended September 30, 2018 was $0.5 million.
Pro forma information: The following table presents selected unaudited pro forma information for the Company assuming the acquisition of Premiere had occurred as of January 1, 2017. This pro forma information does not purport to present what the Company’s actual results would have been if the acquisition occurred as of the date indicated or what such results would be for any future periods.

(In thousands, except per share amounts)	Unaudited
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total revenues	$31,383	$36,533	$131,163	$121,883
Net loss	$(8,844)	$(8,259)	$(7,407)	$(13,728)
Earnings per share:
Basic	$(0.17)	$(0.16)	$(0.14)	$(0.27)
Diluted	$(0.17)	$(0.16)	$(0.14)	$(0.27)

(c)	Revenues, Accounts Receivable, and Estimated Liability for Appeals
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
The following table presents revenue disaggregated by category (in thousands) for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Student Lending:
Great Lakes Higher Education Guaranty Corporation	$3,567	$9,975	$21,217	$34,630
All Other Guaranty Agencies	8,296	9,838	27,279	37,191
Total of Student Lending	11,863	19,813	48,496	71,821
Healthcare:
CMS RAC and MSP	4,184	821	36,784	969
Commercial	3,291	1,806	8,100	5,393
Total of Healthcare	7,475	2,627	44,884	6,362
Other (1)	8,243	7,304	22,558	20,577
Total Revenues	$27,581	$29,744	$115,938	$98,760

(1)	Represents customer care, tax and IRS.
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
The Company has contract assets of $3.0 million and $1.6 million as of September 30, 2018 and December 31, 2017, respectively. The contract assets relate to the Company’s rights to consideration for services completed during the nine months ended September 30, 2018 but not invoiced at the reporting date. Contract assets are recorded to accounts receivable when the rights become unconditional and amounts are invoiced. Contract assets are included in Trade accounts receivable in the consolidated balance sheets.
The Company has contract liabilities of $1.4 million as of September 30, 2018 and none as of December 31, 2017. The Company’s contract liability relates to an advance recovery commission payment received from a customer during the first quarter of 2018, for which the Company anticipates revenue to be recognized as services are delivered. Contract liabilities are included in Deferred revenue in the consolidated balance sheets.
Revenue is recognized upon the collection of defaulted loan and debt payments. Loan rehabilitation revenue is recognized when the rehabilitated loans are sold (funded) by clients. Incentive revenue is recognized upon receipt of official notification of incentive award from customers. Under the Company’s Medicare Secondary Payer, or MSP, contract with Centers for Medicare and Medicaid Services, or CMS, the Company recognizes revenues when insurance companies or other responsible parties remit payment to reimburse CMS for claims for which they are responsible, and the remittance has been applied in the CMS database. Under the Company’s Medicare Recovery Audit Contractor, or RAC, contract with CMS, the Company recognizes revenues when the healthcare provider has paid CMS for a given claim or has agreed to an offset against other claims by the provider. Providers have the right to appeal a claim and may pursue additional appeals if the initial appeal is found in favor of

CMS. The Company accrues an estimated liability for appeals at the time revenue is recognized based on the Company's estimate of the amount of revenue probable of being refunded to CMS following successful appeal. In addition, if the Company's estimate of the liability for appeals with respect to revenues recognized during a prior period changes, the Company increases or decreases current period accruals based on such change in estimated liability. At September 30, 2018, the Company has accrued $0.3 million of additional estimated liability for appeals related to healthcare contracts. The total accrued liability for appeals of $0.3 million has been presented in the caption estimated liability for appeals at September 30, 2018. At December 31, 2017, the total appeals-related liability was $18.8 million. The $0.3 million balance at September 30, 2018 and $18.8 million at December 31, 2017, represent the Company’s best estimate of the probable amount of losses related to appeals of claims for which commissions were previously collected. To the extent that required payments by the Company exceed the amount accrued, revenues in the applicable period would be reduced by the amount of the excess. The Company determines the allowance for doubtful accounts by specific identification. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is consider remote. The allowance for doubtful account was $25 thousand and $35 thousand at September 30, 2018 and December 31, 2017, respectively.

(d)	Net Payable to Client
The Company nets outstanding accounts receivable invoices from an audit and recovery contract against payables for overturned audits. The overturned audits are netted against current fees due on the invoice to the client when they are processed by the client’s system. As a result of the 2009 CMS Region A contract termination on January 31, 2018, the Net payable to client balance was $0.0 million as of September 30, 2018. The Net payable to client balance of $12.8 million at December 31, 2017 represents the excess of payables for overturned audits.

(e)	Prepaid Expenses and Other Current Assets
At September 30, 2018, prepaid expenses and other current assets includes $0.0 million of amounts due from subcontractors which consists of gross receivable of $1.7 million offset by $1.7 million allowance for doubtful accounts. The Company employs subcontractors to audit claims as part of an audit & recovery contract, and to the extent that audits by these subcontractors are overturned on appeal, the fees associated with such claims are contractually refundable to the Company. At September 30, 2018, the receivable associated with estimated future overturns of subcontractor audits was $0.0 million as a result of the 2009 CMS Region A contract termination on January 31, 2018 and net receivable from subcontractor fees for already overturned audits was $0.0 million. By comparison, at December 31, 2017, prepaid expenses and other current assets included $5.6 million of estimated future overturns of subcontractor audits, as well as a net receivable of $3.7 million for subcontractor fees for already overturned audits refundable to the Company once the Company refunds its fees to the client as prime contractor.

(f)	Impairment of Goodwill and Long-Lived Assets
Goodwill and long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The balance of goodwill was $81.6 million as of September 30, 2018 and December 31, 2017. For the nine months ended September 30, 2017, an impairment expense of $1.1 million was recognized to account for the write-off of goodwill and intangible assets in one of our subsidiaries, Performant Europe Ltd., due to the Company's decision to wind down activity in this business. The expense has been included in other operating expenses in the consolidated statements of operations. There was no impairment expense for goodwill and long-lived assets for the nine months ended September 30, 2018.

(g)	Restricted Cash
At September 30, 2018 and at December 31, 2017, restricted cash included in current assets on our consolidated balance sheet was $1.8 million and $1.8 million, respectively.

(h)	New Accounting Pronouncements
Recently Adopted Accounting Standards

In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments” which provides guidance on the presentation of certain cash receipts and cash payments in the statement of cash flows in order to reduce diversity in existing practice. This new guidance was effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2017, and early adoption was permitted. This new standard required retrospective adoption, with a provision for impracticability. The Company adopted this guidance on January 1, 2018 and it did not have any impact on our consolidated financial statements.
In May 2014, the FASB issued an ASU that amends the FASB Accounting Standards Codification (ASC) by creating a new Topic 606, "Revenue from Contracts with Customers". The new guidance supersedes the revenue recognition requirements in Topic 605, "Revenue Recognition", and most industry-specific guidance on revenue recognition throughout the Industry Topics of the Codification. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply a five-step model for recognizing and measuring revenue from contracts with customers. In addition, an entity should disclose sufficient qualitative and quantitative information to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers.
The Company adopted Topic 606 as of January 1, 2018, utilizing the full retrospective method of transition. The Company applied Topic 606 retrospectively for all reporting periods presented before January 1, 2018, the date of the initial application. There was no impact of adopting Topic 606 on the Company’s 2017 and 2016 consolidated financial statements.
Recently Issued Accounting Standards
In February 2016, the FASB issued ASU 2016-02, “Leases”, which requires the recognition of lease assets and lease liabilities on the balance sheet by lessees for those leases currently classified as operating leases under ASC Topic 840 Leases. The guidance is effective for our fiscal year beginning January 1, 2019 and should be applied using a modified retrospective approach. Early adoption is permitted. The Company plans to adopt this new standard in the first quarter of our fiscal 2019. The Company continues to evaluate the effect of adopting this guidance on the consolidated financial statements and related disclosures. Upon adoption, the Company will recognize right-of-use assets and operating lease liabilities on the consolidated balance sheets, which will increase the total assets and total liabilities. However, in July 2018 the FASB issued ASU No. 2018-11, Targeted Improvements, which provides us with the option to apply the new leasing standard to all open leases as of the adoption date. The Company has not adopted this guidance early and is currently evaluating the impact on our consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, "Simplifying the Test for Goodwill Impairment" to simplify the goodwill impairment testing process. The new standard eliminates Step 2 of the goodwill impairment test. If a company determines in Step 1 of the goodwill impairment test that the carrying value of goodwill is less than the fair value, an impairment in that amount should be recorded to the income statement, rather than proceeding to Step 2. This new guidance is effective for annual reporting periods, and interim periods with goodwill impairment tests within those years, beginning after December 15, 2019, and early adoption is permitted for testing periods after January 1, 2017. The Company has not adopted this guidance early and is currently evaluating the effect on our consolidated financial statements.
2. Property, Equipment, and Leasehold Improvements
Property, equipment, and leasehold improvements consist of the following at September 30, 2018 and December 31, 2017 (in thousands):

	September 30, 2018	December 31, 2017
Land	$1,943	$1,122
Building and leasehold improvements	8,082	6,410
Furniture and equipment	6,079	5,763
Computer hardware and software	77,379	72,044
	93,483	85,339
Less accumulated depreciation and amortization	(70,361)	(64,395)
Property, equipment and leasehold improvements, net	$23,122	$20,944
Depreciation expense of property, equipment and leasehold improvements was $2.3 million and $2.5 million for the three months ended September 30, 2018 and 2017, respectively, $7.0 million and $7.7 million for the nine months ended September 30, 2018 and 2017, respectively.
3. Credit Agreement
On August 7, 2017, we, through our wholly-owned subsidiary Performant Business Services, Inc. (the "Borrower"), entered into a credit agreement with ECMC Group, Inc. (as amended on September 29, 2017 and August 31, 2018, the “Credit Agreement”). The Credit Agreement provides for a term loan facility in the initial amount of $44 million (the “Initial Term Loan”) and for up to $25 million of additional term loans (“Additional Term Loans”; and together with the Initial Term Loan, the “Loans”) which Additional Term Loans may be drawn until the third anniversary of the funding of the Initial Term Loans, subject to the satisfaction of customary conditions.  On August 11, 2017, the Initial Term Loan was advanced (the "Closing Date") and the proceeds were applied to repay all outstanding amounts under our prior credit agreement with Madison Capital Funding LLC as administrative agent (the "Prior Credit Agreement"). On October 15, 2018, an Additional Term Loan in the amount of $4 million was advanced (see footnote 8, Subsequent Events).
The Loans mature on the fourth anniversary of the Closing Date, however we will have the option to extend the maturity of the Loans for two additional one year periods, subject to the satisfaction of customary conditions. The Loans will bear interest at the one-month LIBOR rate (subject to a 1% per annum floor) plus a margin which may vary from 5.5% per annum to 10.0% per annum based on our total debt to EBITDA ratio. Our annual interest rate at September 30, 2018 was 7.8%. We are required to pay 5% of the original principal balance of the Loans annually in quarterly installments and to make mandatory prepayments of the Loans with a percentage of our excess cash flow which may vary between 75% and 0% depending on our total debt to EBITDA ratio, and from the net cash proceeds of certain asset dispositions and debt not otherwise permitted under the Credit Agreement, in each case, subject to the lender's right to decline to receive such payments. The loans may be voluntarily prepaid at any time, together with a prepayment premium of 1% for all voluntary prepayments prior to August 11, 2019.
The Credit Agreement contains certain restrictive financial covenants which will not be tested until the quarter ending March 31, 2020, at which point, we will be required to (1) achieve a minimum fixed charge coverage ratio of 1.0 to 1.0 through June 30, 2020 (or until December 31, 2020 if the maturity date of the Loans is extended until the fourth anniversary of the Closing Date), 1.25 to 1.0 through June 30, 2021 if the maturity date of the Loans is extended until the fourth anniversary of the Closing Date and 1.25 to 1.0 through June 30, 2022 if the maturity date of the Loans is extended until the fifth anniversary of the Closing Date and (2) maintain a maximum total debt to EBITDA ratio of 6.00 to 1.00. The Credit Agreement also contains covenants that restrict the Company and its subsidiaries’ ability to incur certain types or amounts of indebtedness, incur liens on certain assets, make material changes in corporate structure or the nature of its business, dispose of material assets, engage in a change in control transaction, make certain foreign investments, enter into certain restrictive agreements, or engage in certain transactions with affiliates.
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

Scheduled payments under the Agreement for the next five years and thereafter are as follows (in thousands):

Year Ending December 31,	Amount
Remainder of 2018	$1,100
2019	2,200
2020	2,200
2021	37,400
2022	—
Thereafter	—
Total	$42,900
The Company made principal payments of $0.6 million and $1.1 million for the quarter and nine months ending September 30, 2018, respectively.
In consideration for, and concurrently with, the origination of the Initial Term Loan in accordance with the terms of the Credit Agreement, we issued a warrant to the lender to purchase up to an aggregate of 3,863,326 shares of the Company’s common stock (representing approximately up to 7.5% of our diluted common stock as calculated using the “treasury stock” method as defined under U.S. GAAP for the three month period ended June 30, 2017) with an exercise price of $1.92 per share (the "Exercise Price"). Upon our election to borrow any of the Additional Term Loans, we will be required to issue additional warrants at the same Exercise Price to purchase up to an aggregate of 77,267 additional shares of common stock (which represents approximately 0.15% of our diluted common stock calculated using the “treasury stock” method as defined under U.S. GAAP for the fiscal quarter ended June 30, 2017) for each $1,000,000 of such Additional Term Loans. Similarly, upon our election to extend the maturity of the loans for two additional one year periods, we will be required to issue additional warrants at the same exercise price to purchase up to an aggregate of 515,110 additional shares of common stock for the first year, and to purchase up to an aggregate of 772,665 additional shares of common stock for the second year (which represent approximately 1.0% and 1.5% of our diluted common stock for the first and second years, respectively, calculated using the “treasury stock” method as defined under U.S. GAAP for the fiscal quarter ended June 30, 2017).
The Company has accounted for these warrants as equity instruments since the warrants are indexed to the Company’s common shares and meet the criteria for classification in shareholders’ equity. The relative fair value of the warrants on the date of issuance were approximately $3.3 million and were treated as a discount to the associated debt. These amounts are being amortized to interest expense under the effective interest method over the life of the Term Loan and Additional Term Loans, respectively, which is a period of 48 months. The Company estimated the value of the warrants using the Black-Scholes model. The key assumptions used to value the warrant are as follows:

Exercise price	$1.92
Share price on date of issuance	$1.85
Volatility	50.0%
Risk-free interest rate	1.83%
Expected dividend yield	—%
Contractual term (in years)	5
In addition, at the closing of the Initial Term Loan, the Company paid transaction costs of $0.6 million, which were recorded as a discount on the debt and are being amortized to interest expense using the effective interest method over the life of the Initial Term Loan, which is a period of 36 months.
Outstanding debt obligations are as follows (in thousands):

September 30, 2018
Principal amount	$42,900
Less: unamortized discount and debt issuance costs	(2,453)
Loan payable less unamortized discount and debt issuance costs	40,447
Less: current maturities	(2,593)
Long-term loan payable, net of current maturities	$37,854

On August 31, 2018, the Company completed its acquisition of Premiere and expanded its existing commercial relationship with the ECMC, which was the former parent of Premiere.  The Company funded the acquisition with issuance of 1,000,000 Performant shares to ECMC and additional shares over the five-year period following the closing based on revenue associated with Premiere’s business in each year.
4. Commitments and Contingencies
We have entered into various non-cancelable operating lease agreements for certain of our office facilities and equipment with original lease periods expiring between 2018 and 2025. Certain of these arrangements have free rent periods and /or escalating rent payment provisions. As such, we recognize rent expense under such arrangements on a straight-line basis in accordance with U.S. GAAP.
Future minimum rental commitments under non-cancelable leases as of September 30, 2018 are as follows (in thousands):

Year Ending December 31,	Amount
Remainder of 2018	$844
2019	3,401
2020	3,369
2021	2,486
2022	1,886
Thereafter	2,190
Total	$14,176
Operating lease expense was $1.0 million and $0.6 million for the three months ended September 30, 2018 and 2017, respectively, and was $2.8 million and $2.0 million for the nine months ended September 30, 2018 and 2017, respectively.
5. Stock-based Compensation
(a) Stock Options
Total stock-based compensation expense charged as salaries and benefits expense in the consolidated statements of operations was $0.8 million and $0.7 million for the three months ended September 30, 2018 and 2017, respectively, and was $2.4 million and $3.0 million for the nine months ended September 30, 2018 and 2017, respectively.
The following table shows stock option activity for the nine months ended September 30, 2018:

	Outstanding Options	Weighted average exercise price per share	Weighted average remaining contractual life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2017	2,936,198	$8.21	4.48	$360
Granted	—	—
Forfeited	(171,788)	10.33
Exercised	(268,750)	0.69
Outstanding at September 30, 2018	2,495,660	$8.87	4.14	$243
Vested, exercisable, expected to vest (1) at September 30, 2018	2,493,130	$8.88	4.14	$242
Exercisable at September 30, 2018	2,445,057	$9.00	4.09	$234

(1)	Options expected to vest reflect an estimated forfeiture rate.
The Company recognizes share-based compensation costs as expense on a straight-line basis over the option vesting period, which generally is four years.

(b) Restricted Stock Units and Performance Stock Units
The following table summarizes restricted stock unit and performance stock unit activity for the nine months ended September 30, 2018:

	Number of Awards	Weighted average grant date fair value per share
Outstanding at December 31, 2017	2,591,587	$2.39
Granted	1,986,536	2.75
Forfeited	(133,925)	2.38
Vested and converted to shares, net of units withheld for taxes	(622,625)	2.83
Units withheld for taxes	(239,828)	2.83
Outstanding at September 30, 2018	3,581,745	$2.49
Expected to vest at September 30, 2018	3,402,658	$2.49
Restricted stock units and performance stock units granted under the Performant Financial Corporation Amended and Restated 2012 Stock Incentive Plan generally vest over periods ranging from one to four years.
6. Income Taxes
Our effective income tax rate changed to (47.3)% for the nine months ended September 30, 2018 from (14.4)% for the nine months ended September 30, 2017. The decrease in the effective tax rate is primarily due to the amount of loss from operations for the nine months ended September 30, 2018 for which no benefit was recognized and the resulting impact that the separate state taxes have on the forecasted rate applied to year to date loss as compared to the amount of loss from operations for the nine months ended September 30, 2017 for which no benefit was recognized and the resulting impact that the separate state taxes had on the forecasted rate applied to year to date loss.
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
7. Earnings per Share
For the three and nine months ended September 30, 2018 and 2017, basic earnings per share is calculated by dividing net income by the sum of the weighted average number of shares of common stock outstanding during the period. Diluted income per share is calculated by dividing net income by the weighted average number of shares of common stock and dilutive common share equivalents outstanding during the period. Common share equivalents consist of stock options, restricted stock units, and performance stock units. When there is a loss in the period, dilutive common share equivalents are excluded from the calculation of diluted earnings per share, as their effect would be anti-dilutive. For example, for the three and nine months ended September 30, 2017 and September 30, 2018, dilutive common share equivalents have been excluded, and diluted weighted average shares outstanding are the same as basic average shares outstanding. When there is net income in the period, the Company excludes stock options, restricted stock units, performance stock units and warrants from the calculation of diluted earnings per share when their combined exercise price and unamortized fair value exceeds the average market price of the Company's common stock because their effect would be anti-dilutive.

The following table reconciles the basic to diluted weighted average shares outstanding using the treasury stock method (shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted average shares outstanding – basic	52,281	50,852	51,752	50,581
Dilutive effect of stock options	—	—	—	—
Weighted average shares outstanding – diluted	52,281	50,852	51,752	50,581

8. Subsequent Events
On October 15, 2018, the Company borrowed $4 million of the $25 million available as Additional Term Loans under the Credit Agreement as amended. In connection with our election to borrow $4,000,000 of the Additional Term Loans on October 15, 2018, we issued a warrant to the lender to purchase an aggregate of 309,066 shares of the Company's common stock (representing approximately 0.60% of our diluted common stock calculated using the "treasury stock" method as defined under U.S. GAAP for the fiscal quarter ended June 30, 2017) with an exercise price of $1.92 per share.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Student Lending:
Great Lakes Higher Education Guaranty Corporation	$3,567	$9,975	$21,217	$34,630
All Other Guaranty Agencies	8,296	9,838	27,279	37,191
Total of Student Lending	11,863	19,813	48,496	71,821
Healthcare:
CMS RAC and MSP	4,184	821	36,784	969
Commercial	3,291	1,806	8,100	5,393
Total of Healthcare	7,475	2,627	44,884	6,362
Other (1)	8,243	7,304	22,558	20,577
Total Revenues	$27,581	$29,744	$115,938	$98,760

(1)	Represents customer care, tax and IRS.
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
Our key metric in evaluating our student lending business is Placement Volume. Our Placement Volume represents the dollar volume of defaulted student loans first placed with us during the specified period by public and private clients for recovery. Placement Volume allows us to measure and track trends in the amount of inventory our clients in the student lending market are placing with us during any period. The revenues associated with the recovery of a portion of these loans may be recognized in subsequent accounting periods, which assists management in estimating future revenues and in allocating resources necessary to address current Placement Volumes. The following table shows our Placement Volume for the three and nine months ended September 30, 2018, showing separately the Placement Volume associated with student loans held by Great Lakes Higher Education Guaranty Corporation (“Great Lakes”), for which we served as the primary recovery contractor until September 2017 and since that time as a subcontractor to the primary servicer of the Great Lakes portfolio.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Student Lending Placement Volume:
Great Lakes Higher Education Guaranty Corporation	$4,430	$193,328	$5,704	$743,341
All Other Guaranty Agencies	745,592	453,760	2,134,324	1,478,407
Total Student Lending Placement Volume	$750,022	$647,088	$2,140,028	$2,221,748
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
Our revenues from student lending were approximately 31% lower in the first nine months of 2018 compared to the same period in 2017 primarily as a result of the change in our relationship with Great Lakes, for which we acted as the primary recovery contractor until September 2017 and as a subcontractor on a portion of the overall portfolio since that time.
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
We accrue an estimated liability for appeals based on the amount of commissions received which are subject to appeal and which we estimate are probable of being returned to providers following successful appeal. The $18.5 million balance as of December 31, 2017, represented our best estimate of the probable amount that we may be required to refund related to appeals of claims for which commissions were previously collected. The term of our first Medicare Recovery Audit Contract with CMS, for Region A, expired on January 31, 2018. During the term of this contract, we accrued an estimated liability for fees we may be required to return in connection with successful appeals by providers. Our estimates for this appeals liability are based on our historical experience with the Medicare RAC appeal process. As the term of the original contract expired, CMS issued a letter to us on January 2, 2018, stating that Performant will no longer be obligated to support the appeals process or maintain an appeal reserve after the January 31, 2018 contract termination date. In addition to the estimated liability for appeals, we also maintained a separate Net payable to client liability for appeals decisions which had been decided, but not yet refunded to CMS. On January 31, 2018, CMS issued to us their final Letter of Demand which reconciled all outstanding payables to CMS for the old Region A contract. Accordingly, we released an aggregate of approximately $27.8 million and $0.6 million of the estimated liability for appeals and the Net payable to client balances, during the first quarter and third quarter of 2018, respectively. This increased first quarter 2018 revenue by $27.8 million and third quarter revenue by $0.6 million. In conjunction with the release, we also derecognized approximately $9.0 million of prepaid expenses and other current assets, with a charge to other operating expenses, reflecting accrued receivables associated with amounts due to us from our subcontractors for decided and yet-to-be decided appeals. As a result, we no longer have any estimated liability for appeals relating to our first CMS contract. We have accrued $0.3 million of additional estimated liability for appeals related to other healthcare contracts. The total accrued liability for appeals is therefore $0.3 million at September 30, 2018.
For our commercial healthcare business, our business strategy is focused on utilizing our technology-enabled services platform to provide audit, recovery and analytical services for private healthcare payors. We have entered into contracts with several private payors, although these contracts are in the early stage of implementation. Revenues from our commercial healthcare clients were $8.1 million for the nine months ended September 30, 2018, compared to revenues of $5.4 million that we earned from our commercial healthcare clients in the nine months ended September 30, 2017.
Other
We also derive revenues from the recovery of delinquent state and federal taxes, and federal treasury and other receivables, default aversion and/or first party call center services for certain clients including financial institutions and the licensing of hosted technology solutions to certain clients. For our hosted technology services, we license our system and integrate our technology into our clients’ operations, for which we are paid a licensing fee. Our revenues for these services include contingency fees, fees based on dedicated headcount to our clients and hosted technology licensing fees.
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
Client Contract Cancellation
Substantially all of our contracts entitle our clients to unilaterally terminate their contractual relationship with us at any time without penalty. On June 15, 2017, we received a 30-day termination notice, with respect to our contract with Great Lakes. The termination of this contract was based on Great Lakes’ decision to bundle its student loan servicing work, a service that we currently do not provide, along with its student loan recovery work to a single third-party vendor. While we subsequently obtained a subcontract for recovery services from Navient, the new provider of servicing and defaulted portfolio management to Great Lakes, this contract has no set term or volume, and Navient has the right to terminate the contract at will. If we lose one of our other significant clients, including if one of our significant clients is consolidated by an entity that does not use our services, if the terms of compensation for our services change or if there is a reduction in the level of placements provided by any of these clients, our revenues could decline.
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
Critical Accounting Policies
Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States, or U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period-to-period. Accordingly, actual results could differ significantly from the estimates made by our management. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.
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
This estimated liability for appeals is an offset to revenues on our income statement. Resolution of appeals can take a very long time to resolve and there is a significant backlog in the system for resolving appeals, as over the course of our existing RAC contract, healthcare providers have increased their pursuit of appeals beyond the first and second levels of appeal to the third level of appeal, where cases are heard by administrative law judges, or ALJs. In our experience, decisions at the third level of appeal are the least favorable as ALJs exercise greater discretion and there is less predictability in the ALJ decisions as compared to appeals at the first or second levels. This increase of ALJ appeals and backlog of claims at the third level of appeal is the primary reason our total estimated liability for appeals (consisting of the estimated liability for appeals plus the contra-accounts-receivable estimated allowance for appeals) has historically remained at a consistent level despite decreasing revenue from CMS. On January 31, 2018, CMS issued to us their final Letter of Demand which reconciled all outstanding payables to CMS for the old Region A contract. Accordingly, we released an aggregate of approximately $27.8 million and $0.6 million of the estimated liability for appeals and the Net payable to client balances, during the first quarter and third quarter of 2018, respectively. This increased first quarter 2018 revenue by $27.8 million and third quarter revenue by $0.6 million. In conjunction with the release, we also derecognized approximately $9.0 million of prepaid expenses and other current assets, with a charge to other operating expenses, reflecting accrued receivables associated with amounts due to us from our subcontractors for decided and yet-to-be decided appeals. As a result, we no longer have any estimated liability for appeals relating to our first CMS contract. The Company has accrued $0.3 million of additional estimated liability for appeals related to other healthcare contracts. The total accrued liability for appeals is therefore $0.3 million at September 30, 2018.
The $0.3 million balance as of September 30, 2018, represents our best estimate of the probable amount of losses related to appeals of claims for which commissions were previously collected. To the extent that required payments by us related to successful appeals exceed the amount accrued, revenues in the applicable period would be reduced by the amount of the excess.
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
Recent Accounting Pronouncements
See "New Accounting Pronouncements" in Note 1(h) of the Consolidated Financial Statements included in Part I - Item 1 of this report.

Results of Operations
Three Months Ended September 30, 2018 compared to the Three Months Ended September 30, 2017
The following table represents our historical operating results for the periods presented:

	Three Months Ended September 30,
	2018	2017	$ Change	% Change
	(in thousands)
Consolidated Statement of Operations Data:
Revenues	$27,581	$29,744	$(2,163)	(7)%
Operating expenses:
Salaries and benefits	24,276	20,494	3,782	18%
Other operating expenses	10,505	13,496	(2,991)	(22)%
Total operating expenses	34,781	33,990	791	2%
Loss from operations	(7,200)	(4,246)	2,954	70%
Interest expense	(1,123)	(2,459)	(1,336)	(54)%
Interest income	6	—	6	100%
Loss before (benefit from) provision for income taxes	(8,317)	(6,705)	1,612	24%
(Benefit from) provision for income taxes	(708)	1,146	1,854	162%
Net loss	$(7,609)	$(7,851)	$(242)	(3)%
Revenues
Revenues were $27.6 million for the three months ended September 30, 2018, a decrease of approximately 7%, compared to revenues of $29.7 million for the three months ended September 30, 2017.
Student lending revenues were $11.9 million for the three months ended September 30, 2018, representing a decrease of $7.9 million, or 40%, compared to the three months ended September 30, 2017. The decrease was due primarily to a $6.4 million decrease in revenues associated with the Great Lakes portfolio. We served as the primary recovery contractor for Great Lakes until September 2017 and since that time we have received a significantly reduced level of Placement Volume as a subcontractor to the primary servicer of the Great Lakes portfolio.
Healthcare revenues were $7.5 million for the three months ended September 30, 2018, representing an increase of $4.9 million, or 188%, compared to the three months ended September 30, 2017. This increase was due primarily to new contracts ramping up.
Salaries and Benefits
Salaries and benefits expense was $24.3 million for the three months ended September 30, 2018, an increase of $3.8 million, or 18%, compared to salaries and benefits expense of $20.5 million for the three months ended September 30, 2017. The increase in salaries and benefits expense was primarily due to increased headcount required in connection with the ramp up of several new contracts.
Other Operating Expenses
Other operating expenses were $10.5 million for the three months ended September 30, 2018, a decrease of $3.0 million, or 22%, compared to other operating expenses of $13.5 million for the three months ended September 30, 2017. The decrease in other operating expenses was primarily due to lower third-party collection fees in the third quarter of 2018.
Loss from Operations
Loss from operations was $7.2 million for the three months ended September 30, 2018, compared to loss from operations of $4.2 million for the three months ended September 30, 2017. The increase was primarily the result of lower revenues and increased salaries and benefits partially offset by lower other operating expenses.

Interest Expense
Interest expense was $1.1 million for the three months ended September 30, 2018, compared to $2.5 million for the three months ended September 30, 2017. Interest expense decreased by approximately $1.3 million or 54% due to lower outstanding balance in 2018 compared to 2017 and a $1.0 million write-off of our unamortized debt issuance costs under our Prior Credit Agreement.
Income Taxes
We recognized an income tax benefit of $0.7 million for the three months ended September 30, 2018, compared to an income tax expense of $1.1 million for the three months ended September 30, 2017. Our effective income tax rate increased to 9% for the three months ended September 30, 2018, from (17)% for the three months ended September 30, 2017. The increase in the effective tax rate is primarily due to the amount of loss for the three months ended September 30, 2018 for which no tax benefit was recognized and the resulting impact that the separate state taxes have on the forecasted rate applied to year to date loss compared to the amount of loss from operations generated in the three months ended September 30, 2017 for which no tax benefit was recognized and the resulting impact that the separate state taxes had on the forecasted rate applied to year to date loss.
Net Loss
As a result of the factors described above, net loss was $7.6 million for the three months ended September 30, 2018, which represented an increase of $0.2 million, or 3% compared to net loss of $7.9 million for the three months ended September 30, 2017.
Nine Months Ended September 30, 2018 compared to the Nine Months Ended September 30, 2017
The following table represents our historical operating results for the periods presented:

	Nine Months Ended September 30,
	2018	2017	$ Change	% Change
	(in thousands)
Consolidated Statement of Operations Data:
Revenues	$115,938	$98,760	$17,178	17%
Operating expenses:
Salaries and benefits	68,362	61,640	6,722	11%
Other operating expenses	45,924	43,019	2,905	7%
Total operating expenses	114,286	104,659	9,627	9%
Income (loss) from operations	1,652	(5,899)	7,551	128%
Interest expense	(3,534)	(5,683)	(2,149)	(38)%
Interest income	19	—	19	100%
Income (loss) before provision for income taxes	(1,863)	(11,582)	9,719	84%
Provision for income taxes	882	1,668	(786)	(47)%
Net loss	$(2,745)	$(13,250)	$10,505	79%
Revenues
Revenues were $115.9 million for the nine months ended September 30, 2018, an increase of approximately 17%, compared to revenues of $98.8 million for the nine months ended September 30, 2017.
Student lending revenues were $48.5 million for the nine months ended September 30, 2018, representing a decrease of $23.3 million, or 32%, compared to the nine months ended September 30, 2017. The decrease was due primarily to a $13.4 million decrease in revenues associated with the Great Lakes portfolio.
Healthcare revenues were $44.9 million for the nine months ended September 30, 2018, representing an increase of $38.5 million, or 602%, compared to the nine months ended September 30, 2017. This increase was due primarily to revenues of $28.4 million related to the release of the appeals reserve in connection with the termination of our 2009 CMS Region A contract in the first quarter of 2018. Excluding revenues associated with the termination of this contract, healthcare revenues were $16.2 million for the nine months ended September 30, 2018, representing an increase of $9.8 million, or 153%, compared to the nine months ended September 30, 2017. This increase was due primarily to new contracts ramping up.
Salaries and Benefits
Salaries and benefits expense was $68.4 million for the nine months ended September 30, 2018, an increase of $6.7 million, or 11%, compared to salaries and benefits expense of $61.6 million for the nine months ended September 30, 2017. The increase in salaries and benefits expense was primarily due to increased headcount required in connection with the ramp up of several new contracts.
Other Operating Expenses
Other operating expenses were $45.9 million for the nine months ended September 30, 2018, an increase of $2.9 million, or 7%, compared to other operating expenses of $43.0 million for the nine months ended September 30, 2017. The increase in other operating expenses was primarily due to a $7.1 million derecognition of subcontractor receivable associated with the termination of the 2009 CMS Region A contract in the first quarter of 2018.
Income (loss) from Operations
Income from operations was $1.7 million for the nine months ended September 30, 2018, compared to a loss from operations of $5.9 million for the nine months ended September 30, 2017. The increase was primarily the result of higher revenues driven primarily by release of an aggregate of $28.4 million of the estimated liability for appeals and the net payable to client balances into revenue, net of derecognition of $9.0 million of prepaid expenses and other current assets, with a $1.9 million charge to other operating expenses, reflecting accrued receivables associated with amounts due from subcontractors for decided and yet-to-be decided appeals and increased salaries and benefits.
Interest Expense
Interest expense was $3.5 million for the nine months ended September 30, 2018, compared to $5.7 million for the nine months ended September 30, 2017. Interest expense decreased by approximately $2.1 million or 38% due to lower interest rates and lower outstanding balance in 2018 and interest expense paid in kind in 2017 and a $1.0 million write-off of our unamortized debt issuance costs under our Prior Credit Agreement.
Income Taxes
We recognized an income tax expense of $0.9 million for the nine months ended September 30, 2018, compared to an income tax expense of $1.7 million for the nine months ended September 30, 2017. Our effective income tax rate decreased to (47)% for the nine months ended September 30, 2018, from (14)% for the nine months ended September 30, 2017. The decrease in the effective tax rate is primarily due to the loss from operations for the nine months ended September 30, 2018 for which no benefit was recognized and the resulting impact that the separate state taxes have on the forecasted rate applied to year to date loss as compared to the amount of loss from operations for the nine months ended September 30, 2017 for which no benefit was recognized and the resulting impact that the separate state taxes had on the forecasted rate applied to year to date loss.
Net Loss
As a result of the factors described above, net loss was $2.7 million for the nine months ended September 30, 2018, which represented a decrease of $10.5 million, or 79% compared to net loss of $13.3 million for the nine months ended September 30, 2017.
Adjusted EBITDA and Adjusted Net Income
To provide investors with additional information regarding our financial results, we have disclosed in the table below adjusted EBITDA and adjusted net income, both of which are non-U.S. GAAP financial measures. We have provided a reconciliation below of adjusted EBITDA to net income and adjusted net income to net income, the most directly comparable U.S. GAAP financial measure to these non-U.S. GAAP financial measures.
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
Our use of adjusted EBITDA and adjusted net income has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:

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
Because of these limitations, you should consider adjusted EBITDA and adjusted net income alongside other financial performance measures, including net income and our other U.S. GAAP results. The following tables present a reconciliation of adjusted EBITDA and adjusted net income for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Adjusted EBITDA:
Net loss	$(7,609)	$(7,851)	$(2,745)	$(13,250)
(Benefit from) provision for income taxes	(708)	1,146	882	1,668
Interest expense (1)	1,123	2,459	3,534	5,683
Interest income	(6)	—	(19)	—
Transaction expenses (7)	—	132	—	576
Depreciation and amortization	2,489	2,713	7,601	8,381
Impairment of goodwill and customer relationship (6)	—	—	—	1,081
CMS Region A contract termination (5)	(599)	—	(19,415)	—
Stock-based compensation	814	737	2,403	3,027
Adjusted EBITDA	$(4,496)	$(664)	$(7,759)	$7,166

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)		(in thousands)
Adjusted Net Loss:
Net loss	$(7,609)	$(7,851)	$(2,745)	$(13,250)
Transaction expenses (7)	—	132	—	576
Stock-based compensation	814	737	2,403	3,027
Amortization of intangibles (2)	203	203	608	691
Impairment of goodwill and customer relationship (6)	—	—	—	1,081
Deferred financing amortization costs (3)	299	1,343	963	2,039
CMS Region A contract termination (5)	(599)	—	(19,415)	—
Tax adjustments (4)	(197)	(966)	4,246	(2,966)
Adjusted Net Loss	$(7,089)	$(6,402)	$(13,940)	$(8,802)

(1)	Represents interest expense and amortization of issuance costs related to the refinancing of our indebtedness.

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

(5)
Represents the net impact of the termination of our 2009 CMS Region A contract during the first quarter and third quarter of 2018, comprised of release of an aggregate of $28.4 million of the estimated liability for appeals and the net payable to client balances into revenue, net of derecognition of $9.0 million of prepaid expenses and other current assets, with a charge to other operating expenses, reflecting accrued receivables associated with amounts due from subcontractors for decided and yet-to-be decided appeals.

(6)	Represents goodwill and impairment charges related to our Performant Europe Ltd. subsidiary.

(7)	Represents costs and expenses related to the refinancing of our indebtedness.

Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash flows from operations and the availability of up to $21 million in additional term loans under the Credit Agreement discussed below. Cash and cash equivalents, which includes restricted cash and consists primarily of cash on deposit with banks, totaled $7.4 million as of September 30, 2018, compared to $23.5 million as of December 31, 2017. Due to our existing cash and cash equivalents, availability under the Credit Agreement and our ability to restructure both our variable and fixed expenses, we believe that we have the ability to meet our working capital and capital expenditure needs for the foreseeable future.
The $16.1 million decrease in the balance of our cash and cash equivalents from December 31, 2017, was primarily due to $9.9 million negative cash flows from operating activities discussed below.
Cash flows from operating activities
Cash used in operating activities was $9.9 million for the nine months ended September 30, 2018, compared to positive cash provided by operating activities of $0.8 million for the same period in 2017. The reduction in cash flows from operating activities is due primarily to our net loss and payment of $3.0 million related to the termination of the 2009 CMS Region A contract, which was partially offset by increases in accrued salaries and benefits of $1.7 million and deferred revenue and other current liabilities of $0.7 million.
Cash flows from investing activities
Cash used in investing activities of $4.7 million for the nine months ended September 30, 2018 was mainly for capital expenditures related to information technology, data storage, hardware, telecommunication systems and security enhancements to our information technology systems partially offset by cash flows from the acquisition of Premiere Credit of North America. Cash used in investing activities in the nine months ended September 30, 2017 was $5.4 million.
Cash flows from financing activities
Cash used in financing activities of $1.6 million for the nine months ended September 30, 2018 was primarily attributable to repayments of principal of $1.1 million on long-term debt. Cash used in financing activities in the nine months ended September 30, 2017 was $12.7 million primarily attributable to repayments of principal of $11.3 million on long-term debt.
Restricted Cash
As of September 30, 2018, restricted cash included in current assets on our consolidated balance sheet was $1.8 million. In November 2017, the Company deposited $1.8 million in restricted cash as collateral for new letters of credit issued to replace letters of credit terminated under our Prior Credit Agreement.
Long-term Debt
On August 7, 2017, we, through our wholly-owned subsidiary Performant Business Services, Inc. (the “Borrower”), entered into a credit agreement with ECMC Group, Inc. (as amended on September 29, 2017 and August 31, 2018, the “Credit Agreement”).  The Credit Agreement provides for a term loan facility in the initial amount of $44 million (the “Initial Term Loan”) and for up to $25 million of additional term loans (“Additional Term Loans”; and together with the Initial Term Loan, the “Loans”) which Additional Term Loans may be drawn until the third anniversary of the funding of the Initial Term Loans, subject to the satisfaction of customary conditions.  On August 11, 2017, the Initial Term Loan was advanced (the “Closing Date”) and the proceeds were applied to repay all outstanding amounts under our prior credit agreement with Madison Capital Funding LLC as administrative agent (the "Prior Credit Agreement").  On October 15, 2018, an Additional Term Loan in the amount of $4 million was advanced.
The Loans mature on the fourth anniversary of the Closing Date, however we will have the option to extend the maturity of the Loans for two additional one year periods, subject to the satisfaction of customary conditions.  The Loans will bear interest at the one-month LIBOR rate (subject to a 1% per annum floor) plus a margin which may vary from 5.5% per annum to 10.0% per annum based on our total debt to EBITDA ratio.  Our annual interest rate at September 30, 2018 was 7.8%. We are required to pay 5% of the original principal balance of the Loans annually in quarterly installments, and to make mandatory prepayments of the Loans with a percentage of our excess cash flow which may vary between 75% and 0% depending on our total debt to EBITDA ratio, and from the net cash proceeds of certain asset dispositions and debt not otherwise permitted under the Credit Agreement, in each case, subject to the lender’s right to decline to receive such prepayments.  The Loans may be voluntarily prepaid at any time, together with a prepayment premium of 1% for all voluntary prepayments prior to August 11, 2019.
The Credit Agreement contains certain restrictive financial covenants which will not be tested until the quarter ending March 31, 2020, at which point, we will be required to (1) achieve a minimum fixed charge coverage ratio of 1.0 to 1.0 through June 30, 2020 (or until December 31, 2020 if the maturity date of the Loans is extended until the fourth anniversary of the Closing Date), 1.25 to 1.0 through June 30, 2021 if the maturity date of the Loans is extended until the fourth anniversary of the Closing Date and 1.25 to 1.0 through June 30, 2022 if the maturity date of the Loans is extended until the fifth anniversary of the Closing Date and (2) maintain a maximum total debt to EBITDA ratio of 6.00 to 1.00. The Credit Agreement also contains covenants that restrict the Company and its subsidiaries’ ability to incur certain types or amounts of indebtedness, incur liens on certain assets, make material changes in corporate structure or the nature of its business, dispose of material assets, engage in a change in control transaction, make certain foreign investments, enter into certain restrictive agreements, or engage in certain transactions with affiliates.
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
In consideration for, and concurrently with, the origination of the Initial Term Loan in accordance with the terms of the Credit Agreement, we issued a warrant to the lender to purchase up to an aggregate of 3,863,326 shares of the Company’s common stock (representing approximately up to 7.5% of our diluted common stock as calculated using the “treasury stock” method as defined under U.S. GAAP for the fiscal quarter ending June 30, 2017) with an exercise price of $1.92 per share (the Exercise Price"). In connection with our election to borrow $4,000,000 of the Additional Term Loans on October 15, 2018, we issued a warrant to the lender to purchase an aggregate of 309,066 shares of the Company's common stock (representing approximately 0.60% of our diluted common stock calculated using the "treasury stock" method as defined under U.S. GAAP for the fiscal quarter ended June 30, 2017) with an exercise price of $1.92 per share. Upon our election to borrow any of the Additional Term Loans, we will be required to issue additional warrants at the same exercise price to purchase up to an aggregate of 77,267 additional shares of common stock (which represents approximately 0.15% of our diluted common stock calculated using the “treasury stock” method as defined under U.S. GAAP for the fiscal quarter ended June 30, 2017) for each $1,000,000 of such Additional Term Loans. Similarly, upon our election to extend the maturity of the loans for two additional one year periods, we will be required to issue additional warrants at the same exercise price to purchase up to an aggregate of 515,110 additional shares of common stock for the first year, and to purchase up to an aggregate of 772,665 additional shares of common stock for the second year (which represent approximately 1.0% and 1.5% of our diluted common stock for the first and second years, respectively, calculated using the “treasury stock” method as defined under U.S. GAAP for the fiscal quarter ended June 30, 2017).
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
Management, with the participation of our Chief Executive Officer and our Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were functioning effectively at the reasonable assurance level as of September 30, 2018.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Substantially all of our existing contracts for the recovery of student loans and other receivables, which represented approximately 82% of our revenues for the nine months ended September 30, 2018 (excluding revenues from the release of the CMS appeals reserve) and 92% of our revenues in the year ended December 31, 2017, enable our clients to unilaterally terminate their contractual relationship with us at any time without penalty, potentially leading to loss of business or renegotiation of terms. Further, most of our contracts in these markets allow our clients to unilaterally change the volume of loans and other receivables that are placed with us or the payment terms at any given time. In addition, most of our contracts are not exclusive, with our clients retaining multiple service providers with whom we must compete for placements of loans or other obligations. Therefore, despite our contractual relationships with our clients, our contracts do not provide assurance that we will generate a minimum amount of revenues or that we will receive a specific volume of placements.
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
Under CMS’s Medicare recovery audit program, RAC contractors have not been permitted to seek the recovery of an improper claim unless that particular type of claim has been pre-approved by CMS to ensure compliance with applicable Medicare payment policies, as well as national and local coverage determinations. As work under the first RAC contract progressed, CMS placed increasing restrictions on the scope of audits permitted by RAC contractors and these restrictions have not been relaxed under the newly awarded RAC contracts. Accordingly, the long-term growth of the revenues we derive under our two newly awarded RAC contracts will depend in significant part on the scope of potentially improper claims that we are allowed to pursue. Revenues from our RAC contracts with CMS during the nine months ended September 30, 2018 were $1.2 million (excluding the effects of the release of the $28.4 million appeal reserve in connection with the termination of our first CMS RAC contract).
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
Since our initial public offering in August 2012, the price of our common stock, as reported by NASDAQ Global Select Market, has ranged from a low sales price of $1.41 on November 12, 2018 to a high sales price of $14.09 on March 4, 2013. The trading price of our common stock may be significantly affected by various factors, including: quarterly fluctuations in our operating results; the financial projections we may provide to the public, any changes in those projections or our failure to meet those projections; changes in investors’ and analysts’ perception of the business risks and conditions of our business; our ability to meet the earnings estimates and other performance expectations of financial analysts or investors; unfavorable commentary or downgrades of our stock by equity research analysts; changes in our capital structure, such as future issuances of debt or equity securities; our success or failure to obtain new contract awards; lawsuits threatened or filed against us; strategic actions by us or our competitors, such as acquisitions or restructurings; new legislation or regulatory actions; changes in our relationship with any of our significant clients; fluctuations in the stock prices of our peer companies or in stock markets in general; and general economic conditions.
Our significant stockholders have the ability to influence significant corporate activities and our significant stockholders' interests may not coincide with yours.
Parthenon Capital Partners and Invesco Ltd. beneficially owned approximately 25.5% and 19.4% of our common stock, respectively, as of September 30, 2018. As a result of their ownership, Parthenon Capital Partners and Invesco Ltd. have the ability to influence the outcome of matters submitted to a vote of stockholders and, through our board of directors, the ability to influence decision‑making with respect to our business direction and policies. Parthenon Capital Partners and Invesco Ltd. may have interests different from our other stockholders’ interests and may vote in a manner adverse to those interests. Matters over which Parthenon Capital Partners and Invesco Ltd. can, directly or indirectly, exercise influence include:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Sale of Unregistered Securities
On August 31, 2018, the Company completed the acquisition of all of the outstanding membership interests of Premiere Credit of North America, LLC (“Premiere”), a provider of asset recovery services to clients in the student loan, government, healthcare and commercial markets. As consideration for the purchase of Premiere, the Company issued to ECMC Holdings Corporation 1,000,000 shares of its common stock, and will be obligated to issue to ECMC Holdings additional shares of common stock over the five year period following the closing (not to exceed 2,591,824 shares in the aggregate) based on revenues associated with the Premiere business in each year.  The Company currently estimates that it would issue approximately an additional 1,000,000 shares over the five year period if eligible revenues in each year are at the target level.   The shares of common stock of the Company described above were offered and sold in reliance upon exemptions from registration pursuant to Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D thereunder.
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

PERFORMANT FINANCIAL CORPORATION
Date:	November 14, 2018
		By:	/s/ Lisa Im
Lisa Im

Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Ian Johnston
Ian Johnston

Vice President and Chief Accounting Officer