Form 10-K
period 2018-12-31
Performant Financial Corp
filed 2019-04-01
CIK 1550695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2018 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was $55,076,384. Shares of common stock beneficially held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 29, 2019, 53,146,350 shares of the registrant’s common stock were outstanding.
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
ITEM 1.    Business
Overview
We provide technology-enabled audit, recovery, outsource customer services, and related analytics services in the United States. Our services help identify improper payments, and in some markets, restructure and recover delinquent or defaulted assets and improper payments for both government and private clients in a broad range of markets. Our clients typically operate in complex and regulated environments and outsource their audit and recovery needs in order to reduce losses on billions of dollars of defaulted student loans, improper healthcare payments and delinquent state tax and federal treasury and other receivables. We also provide complex outsource customer services for clients across our various markets. We generally provide our services on an outsourced basis, where we handle many or all aspects of our clients’ audit and recovery processes.
We believe we have a leading position in our markets based on our technology-enabled services platform, long-standing client relationships and the large volume of claims or funds we have audited and recovered for our clients. In the student loan recovery market, we have relationships with a large number of the active Guaranty Agencies (GAs), which are state or non-profit agencies that administer and rehabilitate student loans issued under the former federally-governed student loan program. In the healthcare market, we have been a Medicare Recovery Audit Contractor (RAC), in the United States for the Centers for Medicare and Medicaid Services (CMS), for over ten years, and are currently servicing two RAC contracts and an additional Medicare Secondary Payer Commercial Repayment Center (CRC) contract. We have also expanded our client base to include multiple insurance providers in the private healthcare market.
We believe that our business platform is easily adaptable to new markets and processes. Over the past several years, we have successfully extended our platform into additional markets with significant recovery opportunities. For example, we utilized the same basic platform previously used primarily for student loan recovery activities to enter the state tax, federal treasury receivables and healthcare recovery markets. We continue to enhance our platform through investment in new data and analytics capabilities, which we believe will enable us to provide additional services such as services relating to the detection of fraud, waste and abuse. We endeavor to automate and optimize what traditionally have been manually intensive processes in order to drive higher workforce productivity. In 2018, we generated in excess of $100,000 of revenue per employee, based on the average number of employees during the year.
Our revenue model is generally success-based as we earn fees based on a percentage of the aggregate correct audits, and/or amount of funds that we enable our clients to recover. Our services do not require any significant upfront investments by our clients, and we offer our clients the opportunity to recover significant funds otherwise lost. Because our model is based upon the success of our efforts, our business objectives are aligned with those of our clients and we are generally not reliant on their spending budgets. Furthermore, our business model does not require significant capital as we do not purchase loans or obligations.
For the year ended December 31, 2018, we generated approximately $155.7 million in revenues, $8.0 million in net loss, $(5.2) million in adjusted EBITDA and $14.3 million in adjusted net loss. See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Adjusted EBITDA and Adjusted Net Income” in Item 7 below for a definition of adjusted EBITDA and adjusted net income and reconciliations of adjusted EBITDA and adjusted net income to net income determined in accordance with generally accepted accounting principles.
Our Markets
We operate in markets characterized by strong growth, a complex regulatory environment and a significant amount of delinquent, defaulted or improperly paid assets.
Student Lending
Government-supported student loans are authorized under Title IV of the Higher Education Act of 1965. Historically, there have been two distribution channels for student loans: (i) the Federal Direct Student Loan Program, or FDSLP, which represents loans made and managed directly by the Department of Education; and (ii) the Federal Family Education Loan Program, or FFELP, which represents loans made by private institutions and currently backed by any of the 25 GAs.
In July 2010, the government-supported student loan sector underwent a structural change with the passage of the Student Aid and Fiscal Responsibility Act, or SAFRA. This legislation transitioned all new government-supported student loan originations to the FDSLP, and away from originations made by private institutions within the FFELP that had previously utilized the GAs to guarantee, manage and service loans. The GAs are non-profit 501(c)(3) public benefit corporations operating under contract with the U.S. Secretary of Education, pursuant to the Higher Education Act of 1965, as amended, solely for the purpose of guaranteeing and managing student loans originated by lenders participating in the FFELP. Consequently, the original distribution channels for student loans have been consolidated solely into the Department of Education. Despite this transition of all new loan originations to the FDSLP, GAs continue to manage a significant amount of defaulted student loans due to their outstanding portfolios of loans originated prior to July 2010. The outstanding portfolios of defaulted FFELP loans managed by the GAs will, therefore, require recovery for the foreseeable future, although at progressively lower volumes.
The Department of Education estimates that the balance of defaulted loans was approximately $101.4 billion in the FDSLP and approximately $38.9 billion in the FFELP as of September 30, 2018. The total amount of federally managed loans in default is $140.3 billion. The collective amount of defaulted loans serviced by the GAs as of September 30, 2018 was $26.1 billion. Given the operational and logistical complexity involved in managing the recovery of defaulted student loans, the GAs and the Department of Education have historically chosen to outsource these services to third parties.
Healthcare
The healthcare industry represents a significant portion of the U.S. Gross Domestic Product (GDP). According to CMS, U.S. healthcare spending grew 3.9 percent in 2017, reaching $3.5 trillion or $10,739 per person.  As a share of the nation's GDP, health spending accounted for 17.9 percent. Currently, national health spending is projected to grow at an average rate of 5.5 percent per year for 2018-27 and to reach nearly $6.0 trillion by 2027. Federal government-related spending grew 4.2% to $705.9 billion in 2017 for Medicare, which provides a range of healthcare coverage primarily to elderly and disabled Americans and grew 2.9% to $581.9 billion in 2017 for Medicaid, which provides federal matching funds for states to finance healthcare for individuals at or below the public assistance level.
Medicare was initially established as part of the Social Security Act of 1965 and consists of four parts: Part A covers hospital and other inpatient stays; Part B covers hospital outpatient, physician and other services; Part C is known as Medicare Advantage, under which beneficiaries receive benefits through private health plans; and Part D is the Medicare outpatient prescription drug benefit.
The Department of Health and Human Services estimated that for Medicare Part A and Part B spending in 2018, approximately $31.6 billion, or approximately 8.1%, was improper. Medicare improper payments generally involve incorrect coding, procedures performed which were not medically necessary, and incomplete documentation or claims submitted based on outdated fee schedules, among other issues.
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
In addition to government-related healthcare spending, significant growth in spending is expected in the private healthcare market. According to CMS’ National Health Expenditures Projections (NHE), the private healthcare market accounted for approximately $1.2 trillion in spending in 2017, and private expenditures are projected to grow by 5.1% per year on average between 2020 and 2027.
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

Federal Tax Market
In September 2016 the Internal Revenue Service(IRS) announced its plans to begin private collection of certain federal tax debts starting in the spring of 2017 and named Performant as one of four companies to perform these recovery services. The new program, authorized under a federal law, calls for the use of private companies to recover, on the government’s behalf, outstanding inactive tax receivables. In Fiscal 2018, this program returned over $82 million, before costs to the U.S. Treasury.
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

•
Advanced, technology-enabled workflow processes. Our technology-enabled workflow processes, developed over many years of operational experience in recovery services, disaggregate otherwise complex recovery processes into a series of simple, efficient and consistent steps that are easily configurable and applicable to different types of recovery-related applications. We believe our workflow software is highly intuitive and helps our audit, recovery and claims specialists manage each step of the recovery process, while automating a series of otherwise manually-intensive and document-intensive steps in the recovery process. We believe our streamlined workflow technology drives higher efficiencies in our operations, as illustrated by our ability to generate in excess of $100,000 of revenues per employee during 2018, based on the average number of employees during the year. We believe our streamlined workflow technology also improves recovery results relative to more labor-intensive outsourcing models.

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

•
Long-standing client relationships. We believe our long-standing focus on achieving superior recovery performance for our clients and the significant value our clients derive from this focus have helped us achieve long-tenured client relationships, strong contract retention and better access to new clients and future growth opportunities. We have business relationships with 14 GAs either as clients or through our contracts with ECMC and Navient and these relationships average more than eight years in length. In the healthcare market, we have a relationship with CMS that exceeds ten years. In October 2016 we were awarded two contracts out of the second recovery audit program procurement process, including for a region consisting of 11 states in the Northeast and Midwest and the national DMEPOS and home health contract. In October 2017, we were awarded a national exclusive (MSP CRC) contract by CMS.

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

•
Proven and experienced management team. Our management team has significant industry experience and has demonstrated strong execution capabilities. Our senior management team, led by Lisa Im, has been with us for an average of approximately 18 years. This team has successfully grown our revenue base and service offerings beyond the original student loan market into healthcare and delinquent state and federal tax and private financial institutions receivables. Our management team’s industry experience, combined with deep and specialized understanding of complex and highly regulated industries, has enabled us to maintain long-standing client relationships and strong financial results.

Our Growth Strategy

Key elements of our growth strategy include the following:

•
Expand our recovery services in the healthcare market. According to CMS, Medicare spending totaled approximately $705.9 billion in 2017 and is expected to grow by 7.6% per year on average between 2020 and 2027. In the private healthcare market, spending totaled $1.2 trillion in 2017 and expenditures are projected to grow by 5.1% per year on average between 2020 and 2027, according to CMS’ NHE Projections. As these large markets continue to grow, we expect the need for audit and recovery services to increase in the public and private healthcare markets. In October 2016, we were awarded new RAC contracts for Region 1 which consists of 11 states in the Northeast and Midwest, and Region 5, which covers claims for durable medical equipment, prosthetics and orthotics and home health and hospice payment claims across the U.S. In October 2017, we were awarded the national exclusive MSP CRC contract by CMS. We have also entered into numerous private insurance payer contracts and are pursuing additional opportunities to provide audit, recovery and analytics services in the private healthcare market. In addition, we intend to pursue opportunities to find and eliminate losses prior to payment for healthcare services, including the detection of fraud, waste and abuse in the public and private healthcare markets.

•
Maintain our position in the student loan market. The balance of defaulted government-supported student loans was approximately $140 billion as of September 30, 2018. We have long-standing relationships with some of the largest participants in the government-supported student loan market. Although the Department of Education announced in January 2018 that we were selected as one of two recovery contractors under its award for new student loan recovery contracts, we were notified on May 3, 2018 that the Department of Education has decided to cancel the current procurement in its entirety, and as a result terminated our contract award. Protests have been filed by certain of the unsuccessful bidders of the procurement of the new contracts from the Department of Education, and at this time, we cannot speculate on the outcome of any such protest or when work will begin under our new contract award.

•
Expand outsource services, and recovery services in other markets. We intend to expand our outsource services, and recovery services in other markets, including the private healthcare recovery market, state and federal tax and federal treasury receivables. We intend to capitalize on our extensive experience and domain expertise and our highly-flexible technology platform to seek opportunities in these additional markets.

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
We also restructure and recover student loans issued directly by banks to students outside of federal lending programs. These types of loans typically supplement government-supported student loans to meet any shortfall in supply of student loan needs that cannot be met by grants or federal loans. Unlike government-supported student loans, private student loans do not have capped interest rates and, accordingly, involve higher instances of default relative to federally-backed student loans. Additionally, with the burgeoning personal loan industry we believe there is more opportunity for us to expand services into this private sector.

Healthcare
We provide audit and recovery services related to improper payments in the healthcare market. In October 2016 we were awarded two new RAC contracts by CMS. One new award covers Parts A and B Medicare payments in a region consisting of 11 states in the Northeast and Midwest. The second award involves post-payment review of DMEPOS and home health and hospice claims across the U.S. In addition, in October 2017 we were awarded the national exclusive MSP CRC contract by CMS. In addition, we have entered into numerous private insurance payer contracts and are pursuing additional opportunities to provide audit, recovery and analytic services in the private healthcare market.
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
In the private healthcare market, we utilize our technology-enabled services platform to provide audit, recovery and analytical services for private healthcare payers. Our experience from our RAC contracts has helped establish our presence in the private healthcare market by providing us the opportunity to provide audit and recovery services for several national commercial health plans. Our audit and analytics capabilities have allowed us not only to expand our services with these initial private healthcare clients, but also gain entry into other related private healthcare opportunities. Additionally, following our acquisition of Premiere Credit of North America in August of 2018, we now also help hospitals and other medical providers recover payments directly from patients.

Other Markets
We also provide recovery services to several federal, state and municipal tax authorities, the Department of the Treasury and a number of financial institutions.
In September 2016 the Internal Revenue Service, or IRS, announced its plans to begin private collection of certain federal tax debts starting in the spring of 2017 and named us as one of four companies to perform these recovery services. The new program, authorized under a federal law, calls for the use of private companies to recover, on the government’s behalf, outstanding inactive tax receivables. Although the initial placement volumes were low when we commenced work under this contract in April 2017 reflecting the IRS’s objective of a methodical contract start, by the end of 2018, the number of placements of federal tax receivables we received from the IRS more than doubled from what we had processed in 2017. In the 2018 fiscal year, this new recovery program returned an aggregate of over $82 million, before costs, to the U.S. Department of the Treasury.
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
Guaranty Agencies
We restructure and recover defaulted student loans issued by private lenders and backed by GAs under the FFELP. As a result of the transition from FFELP to FDSLP that commenced in 2010, the volume of defaulted student loans managed by the GAs has begun to decline over the last few years and is expected to continue to decline. When a borrower stops making regular payments on a FFELP loan, the GA is obligated to reimburse the lender approximately 97% of the loan’s principal and accrued interest. GAs then seek to recover and restructure these obligations. The GAs with which we contract generally structure one to three-year initial term contracts with multiple renewal periods.
We have a relationship with 14 GAs in the U.S. either as clients or through our contracts with ECMC and Navient; these relationships average more than eight years in length. On June 15, 2017, we received a termination notice from one of our significant GA clients, Great Lakes Higher Education Guaranty Corporation (Great Lakes). The termination of this contract was based on Great Lakes' decision to bundle its student loan servicing work, a service that we currently do not provide, along with its student loan recovery work to a single third-party vendor. In September 2017, we entered into a contract with Navient, who is now servicing the Great Lakes portfolio, to act as a recovery subcontractor on the Great Lakes' portfolio. This contract has no set term, and Navient has the right to terminate the contract at will.
CMS
Our relationship with CMS extends beyond ten years in duration. Under our first RAC contract with CMS, which was awarded in 2009 and expired in 2016, we were responsible for identifying and facilitating the recovery of improper Part A and Part B Medicare payments in the Northeast region of the United States. On January 31, 2018, CMS issued to us their final Letter of Demand which reconciled all outstanding payables to CMS for the old Region A contract. Accordingly, we released an aggregate of approximately $27.8 million and $0.6 million of the estimated liability for appeals and the Net payable to client balances, during the first quarter and third quarter of 2018, respectively. This increased first quarter 2018 revenue by $27.8 million and third quarter revenue by $0.6 million. In conjunction with the release, we also derecognized approximately $9.0 million of prepaid expenses and other current assets, with a charge to other operating expenses, reflecting accrued receivables associated with amounts due to us from our subcontractors for decided and yet-to-be decided appeals. In October 2016, we were awarded two new RAC contracts. We received the contract to audit improper payments for claims made under Medicare Parts A and B in Region 1, which consists of Connecticut, Michigan, Indiana, Maine, Massachusetts, New Hampshire, New York, Ohio, Kentucky, Rhode Island and Vermont, and the contract for Region 5, which involves post-payment review of claims related to DMEPOS and home health and hospice across the U.S. The fees that we receive for identifying improper payments from CMS under these contracts are entirely contingency-based, and the contingency-fee percentage depends on the methods of recovery, and, in some cases, the type of improper payment that we identify. Our audit activity on the new RAC contracts is limited at this time to approximately 0.5% of claims; however, CMS has indicated that there may be an opportunity to increase the audit activity percentage based on provider error rates. Additionally, in October 2017 we were awarded the national exclusive MSP CRC contract by CMS. Under this MSP CRC contract, we are responsible for identifying and recovering payments in situations where Medicare should not be the primary payer of healthcare claims because a beneficiary has other forms of insurance coverage, such as through an employer group health plan or certain other payers. In February of 2018 we commenced operations on the MSP CRC contract with activity increasing during the year.
Department of Education
We have provided student loan recovery services to the Department of Education for approximately 25 years; the Department of Education had historically been our largest or one of our largest clients, accounting for 15.5%, 23.8%, and 27.2% of our revenues in 2016, 2015 and 2014, respectively. However, following the expiration of our most recent contract in April 2015, and the subsequent decline of student loan placement volumes, revenues from the Department of Education fell to 4% of our 2017 revenues. Although the Department of Education announced in January 2018 that we were selected as one of two recovery contractors under its award for new student loan recovery contracts, no work was completed under that contract and we were subsequently notified on May 3, 2018 that the Department of Education had decided to cancel the current procurement in its entirety, and as a result terminated our contract award.
Private Healthcare
In the private healthcare market, we utilize our technology-enabled services platform to provide audit, recovery and analytical services for private healthcare payers. Our experience from our RAC contracts has helped establish our presence in the private healthcare market by providing us the opportunity to provide audit and recovery services for several national commercial health plans. Our audit and analytics capabilities have allowed us not only to expand our services with these initial private healthcare clients, but also gain entry into other related private healthcare opportunities.
U.S. Department of the Treasury
We have assisted the Department of the Treasury for over 20 years in the recovery of delinquent receivables owed to a number of different federal agencies. The debt obligations we help to recover on behalf of the Department of the Treasury include commercial and individual debt obligations. We are one of the six firms servicing the current Department of the Treasury contract. Similar to our other recovery contracts, our fees under this contract are contingency-based. We view this as an important strategic relationship, as it provides us valuable insight into other business opportunities within the federal government.
State Tax Agencies
We provide recovery services for individuals’ delinquent state tax obligations on a hosted model. We currently have relationships with a number of state governments.
Private Lenders
We provide recovery services for private student loans, which supplement federally guaranteed loans, and home mortgages to private lenders. Additionally, with the burgeoning personal loan industry we believe there is more opportunity for us to expand services into this private sector.
Internal Revenue Service
In September 2016 the Internal Revenue Service, or IRS, announced it plans to begin private collection of certain federal tax debts starting in 2017 and awarded us a contract to perform these recovery services. The new program, authorized under a federal law enacted by Congress, enables us, along with three other contractors to collect, on the government’s behalf, outstanding inactive tax receivables. Our ability to recover these receivables will be limited to accounts where taxpayers owe money, but the IRS is no longer actively working their accounts. Although the initial placement volumes were low when we commenced work under this contract in April 2017 reflecting the IRS’s objective of a methodical contract start, by the end of 2018, the number of placements of federal tax receivables we received from the IRS more than doubled from what we had processed in 2017.
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

Technology Operations
Our technology center is based in Livermore, California, with a redundant capacity in our Grants Pass, Oregon office. Additionally, Performant Insight, our data analytics business, is supported by staff in Sunrise, Florida. We have designed our infrastructure for scalability and redundancy, which allows us to continue to operate in the event of an outage at either datacenter. We maintain an information systems environment with advanced network security intrusion detection and prevention with 24x7 monitoring and security incident response capabilities. We utilize encryption technologies to protect sensitive data on our systems, all data during transmission and all data on redundancy or backup media. We also maintain a comprehensive enterprise wide information security program based on industry standards such as NIST 800-53 and PCI/DSS.
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
In the audit and recovery of improper healthcare payments, we face competition in the bidding process for commercial healthcare contracts, and the RAC contracts awarded by CMS. However, based on our structured, highly professional and effective recovery process within the healthcare market, we believe these are contracts for which we are uniquely qualified. This qualification allows us to compete more effectively for contracts such as the MSP CRC contract, which we were awarded in October 2017. In the most recent RAC bidding process, the identified competitive factors were demonstrated experience in effective recovery services in the healthcare market, sufficient capacity to address claims volumes, maintenance of high standards of recovery practices, financial capability to perform under the RAC contract and recovery fee rates. In the commercial healthcare space, those same factors are generally applicable. Our competition in the private healthcare arena includes the other RAC service providers, Health Management Systems, Inc. and Cotiviti, LLC, and a variety of healthcare consulting and healthcare information services companies. Many of these companies have greater financial, technological and other resources than we do.
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
As a contractor to federal government agencies we are required to comply with the Privacy Act of 1974. Our compliance effort includes initial and ongoing training of employees and contractors in their obligations under the Privacy Act. In addition, we have implemented and maintain physical, technical and administrative safeguards and processes intended to protect all personal data consistent with or exceeding our obligations under the Privacy Act.
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
We maintain a comprehensive enterprise-wide information security program based on industry standards such as NIST 800-53 and PCI/DSS. In addition, we hold SSAE – SOC 1 Type II certification, which provides assurance to auditors of third parties that we maintain the necessary controls and procedures to effectively manage third party data. We undergo an independent audit by our government agency clients on the award of the contract and periodically thereafter. We also conduct periodic self-assessments.
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
TCPA
The Telephone Consumer Protection Act, or TCPA, regulates the initiation of calls (which includes text messages) to residential or cellular telephones, including the use of automatic telephone dialing systems as well as artificial or prerecorded voices. The TCPA requires callers to obtain prior express consent or, in some cases, prior express written consent from individuals before placing restricted calls. Our compliance efforts include confirming a consumer has provided prior express consent consistent with the requirements of the law. Violations of the TCPA may be enforced by the U.S. Federal Communications Commission, or FCC, or by a private action by an individual or class. Violations of the TCPA can be punished by recovery of damages or penalties up to $1,500 per violation for willful violations. Attorney fees and costs are also recoverable. In the ordinary course of business, we are sued for alleged violations of the TCPA and comparable state laws, although the amounts involved in the disposition or settlement of any such claims have not been significant.
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
State Law Compliance and Security Breach Response
Many states impose an obligation on any entity that holds personally identifiable information or health information to adopt appropriate security to protect such data against unauthorized access, misuse, destruction, or modification. All fifty states and the District of Columbia have enacted laws requiring holders of personal information to take certain actions in response to data breach incidents, such as providing prompt notification of the breach to affected individuals and government authorities, and in some cases offering credit monitoring services. In many cases, these laws are limited to electronic data, but states are increasingly enacting or considering stricter and broader requirements. Massachusetts has enacted a regulation that requires any entity that holds, transmits or collects certain personal information about its residents to adopt a written data security plan meeting the requirements set forth in the statute. We have implemented and maintained physical, technical and administrative safeguards intended to protect all personal data and have processes in place to assist us in complying with applicable laws and regulations regarding the protection of this data and properly responding to any security incidents. We have adopted a system security plan and security breach incident response plans to address our compliance with these laws.
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
As of December 31, 2018, we had two U.S. patents, both covering aspects of the workflow management systems and methods incorporated into our technology-enabled services platform. These patents will expire in September 2024. We routinely assess appropriate occasions for seeking additional patent protection for those aspects of our platform and other technologies that we believe may provide competitive advantages to our business. We also rely on certain unpatented proprietary expertise and other know-how, licensed and acquired third-party technologies, and continuous improvements and other developments of our various technologies, all intended to maintain our leadership position in the industry.
As of December 31, 2018, we had six trademarks registered with the U.S. Patent and Trademark office: DCS, Performant Recovery, Performant Technologies, Discovery Analytics, Performant Insight, and Premiere Credit.
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
Employees
As of December 31, 2018, we had approximately 1,892 full-time employees. None of our employees is a member of a labor union and we consider our employee relations to be good.

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

Risks Related to Our Business

Revenues generated from our three largest clients represented 61% of our revenues in 2018 and 63% of our revenues in 2017. Our relationships with one of these clients, Great Lakes Higher Education Guaranty Corporation, was terminated in 2017. Any termination of or deterioration in our relationship with any of our other significant clients would result in a further decline in our revenues.

We have derived a substantial majority of our revenues from a limited number of clients. Revenues from our three largest clients represented 61% of our revenues for the year ended December 31, 2018 and 63% of our revenues for the year ended December 31, 2017. We have had relationships with numerous GAs in the U.S. including Pennsylvania Higher Education Assistance Authority and Great Lakes, which were responsible for 17% and 17%, respectively, of our revenues for the year ended December 31, 2018. On June 15, 2017, we received a 30-day termination notice with respect to our contract with Great Lakes, based on Great Lakes’ decision to bundle with a single third-party vendor its student loan servicing work, a service that we currently do not provide, along with its student loan recovery work. While we subsequently obtained a subcontract for student loan recovery work from Navient, the new provider of servicing and defaulted portfolio management to Great Lakes, this contract has no set term or volume, and Navient has the right to terminate the contract at will. Because the Department of Education terminated our January 2018 contract and the current procurement in its entirety, we now will become even more dependent on our business relationships with our remaining GA clients for our student loan revenues. In that regard, we believe that the portfolios of our GA clients will continue to decrease over time due to (i) the effect of federal legislation in 2010 that requires all student loan originations to come from the Department of Education (which means that there will be no further growth in student loans held by GAs), and (ii) because we are seeing a larger amount of defaulted student loans in our GA client portfolios that have been previously rehabilitated and by regulation are not subject to rehabilitation for a second time. All of our contracts with our significant clients are subject to periodic renewal and re-bidding processes and if we lose one of these clients or if the terms of our relationships with any of these clients become less favorable to us, our revenues would decline, which would harm our business, financial condition and results of operations.

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

Substantially all of our existing contracts for the recovery of student loans and other receivables, which represented approximately 64% of our revenues for the year ended December 31, 2018 and 92% of our revenues in the year ended December 31, 2017, enable our clients to unilaterally terminate their contractual relationship with us at any time without penalty, potentially leading to loss of business or renegotiation of terms. Further, most of our contracts in these markets allow our clients to unilaterally change the volume of loans and other receivables that are placed with us or the payment terms at any given time. In addition, most of our contracts are not exclusive, with our clients retaining multiple service providers with whom we must compete for placements of loans or other obligations. Therefore, despite our contractual relationships with our clients, our contracts do not provide assurance that we will generate a minimum amount of revenues or that we will receive a specific volume of placements. Our revenues and operating results would be negatively affected if our student loan and receivables clients reduce the volume of student loan placements provided to us, modify the terms of service, including the success fees we are able to earn upon recovery of defaulted student loans, or any of these clients establish more favorable relationships with our competitors.

We typically face a long period to implement a new contract which may cause us to incur expenses before we receive revenues from new client relationships.

If we are successful in obtaining an engagement with a new client or a new contract with an existing client, we typically have a subsequent long implementation period in which the services are planned in detail and we integrate our technology, processes and resources with the client’s operations. If we enter into a contract with a new client, we typically will not receive revenues until implementation is completed and work under the contract actually begins. Our clients may also experience delays in obtaining approvals or managing protests from unsuccessful bidders, or delays associated with technology or system implementations, such as the delays experienced with the implementation of our first RAC contract with CMS. Because we generally begin to hire new employees to provide services to a new client once a contract is signed, we may incur significant expenses associated with these additional hires before we receive corresponding revenues under any such new contract. If we are not successful in maintaining contractual commitments after the expenses we incur during our typically long implementation cycle, our cash flows and results of operations could be adversely affected.

We may not have sufficient cash flows from operations and availability of funds under our credit agreement to fund our ongoing operations and our other liquidity needs, which could adversely affect our business and financial condition.

Our ability to fund our business plans, capital expenditures and to fund our other liquidity needs depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot make assurances that we will maintain a level of cash flows from operating activities sufficient to permit us to fund our ongoing and planned business operations and to fund our other liquidity needs. If our cash flows and capital resources are insufficient to fund our planned business operations or to fund our other liquidity needs, we may be forced to reduce or delay capital expenditures, alter our business plans, sell assets or operations, seek additional capital or restructure or refinance our indebtedness, any of which could have an adverse effect on our financial condition and results of operations.

Our indebtedness could adversely affect our business and financial condition and reduce the funds available to us for other purposes, and our failure to comply with the covenants contained in our Credit Agreement could result in an event of default that could adversely affect our results of operations.

Our ability to make scheduled payments under our credit agreement and to fund our other liquidity needs depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot make assurances that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness and to fund our other liquidity needs. If our cash flows and capital resources are insufficient to fund our debt service obligations and allow us to maintain compliance with the covenants under our Credit Agreement or to fund our other liquidity needs, we may be forced to reduce or delay capital expenditures, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot ensure that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements, including our Credit Agreement with ECMC. If we cannot make scheduled payments on our debt, we will be in default and, as a result, our debt holders could declare all outstanding principal and interest to be due and payable, the lenders under our Credit Agreement could terminate their commitments to lend us money and foreclose against the assets securing our borrowings and we could be forced into bankruptcy or liquidation.

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

Under CMS’s Medicare recovery audit program, RAC contractors have not been permitted to seek the recovery of an improper claim unless that particular type of claim has been pre-approved by CMS to ensure compliance with applicable Medicare payment policies, as well as national and local coverage determinations. As work under the first RAC contract progressed, CMS placed increasing restrictions on the scope of audits permitted by RAC contractors and these restrictions have not been relaxed under the newly awarded RAC contracts. Accordingly, the long-term growth of the revenues we derive under our two newly awarded RAC contracts will depend in significant part on the scope of potentially improper claims that we are allowed to pursue. Revenues from our RAC contracts with CMS during the year ended December 31,2018 were $1.7 million (excluding the effects of the release of the $28.4 million appeal reserve in connection with the termination of our first CMS RAC contract).

In particular, in September 2013, CMS implemented rules that prevent RAC contractors from being able to review and audit (i) whether inpatient care delivered to patients with hospital stays lasting less than two midnights was medically necessary and therefore deserving of the higher reimbursement levels under Medicare Part A or (ii) whether inpatient treatment was medically necessary for admissions spanning more than two midnights. In connection with these restrictions, hospitals cannot bill CMS for outpatient services on hospital stays lasting less than two midnights during such period. Fees associated with recoveries initiated by us based upon improper claims for inpatient reimbursement of these short stays had represented a substantial portion of the revenues we had earned under our prior RAC contract. The continued suspension of this type of review activity has had and may continue to have a material adverse effect on our future healthcare revenues and operating results, depending on a variety of factors including, among other things, CMS’s evaluation of provider compliance with the new rules, the rules ultimately adopted by CMS with respect to medical necessity reviews of Medicare reimbursement claims associated with short stay inpatient admissions and, more generally, the scope of improper claims that CMS allows us to pursue and our ability to successfully identify improper claims within the permitted scope.

We may not be able to manage our potential growth effectively and our results of operations could be negatively affected.

Our newly awarded RAC contracts, MSP CRC contract, and other commercial healthcare contracts provide the potential opportunity to restore the growth in our recovery businesses. However, our focus on growth and the expansion of our business may place additional demands on our management, operations and financial resources and will require us to incur additional expenses. We cannot be sure that we will be able to manage our performance under any significant new contracts effectively. In order to successfully perform under any significant new contracts, our expenses will increase to recruit, train and manage additional qualified employees and subcontractors and to expand and enhance our administrative infrastructure and continue to improve our management, financial and information systems and controls. If we cannot manage our growth effectively, our expenses may increase and our results of operations could be negatively affected.

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

We have historically derived and are likely to continue to derive a significant portion of our revenues from the U.S. federal government. For the year ended December 31, 2018, revenues under contracts with the U.S. federal government accounted for approximately 35% of our total revenues. The continuation and exercise of renewal options on government contracts and any new government contracts are, among other things, contingent upon the availability of adequate funding for the applicable federal government agency. Changes in federal government spending could directly affect our financial performance.

For example, although the Department of Education announced in January 2018 that we were selected as one of two recovery contractors under its award for new student loan recovery contracts, we were notified on May 3, 2018 that the Department of Education has decided to cancel the current procurement in its entirety, and as a result terminated our contract award. Protests have been filed by certain of the unsuccessful bidders of the procurement of the new contracts from the Department of Education, and at this time, we cannot speculate on the outcome of any such protest or when work will begin under our new contract award. The loss of business from the U.S. federal government, or significant policy changes or financial pressures within the agencies of the U.S. federal government that we serve would result in a significant decrease in our revenues, which would adversely affect our business, financial condition and results of operations.

Future legislative or regulatory changes affecting the markets in which we operate could impair our business and operations.

The two principal markets in which we provide our recovery services, government-supported student loans and the Medicare program, are a subject of significant legislative and regulatory focus and we cannot anticipate how future changes in government policy may affect our business and operations. For example, Student Aid and Fiscal Responsibility Act, (SAFRA) significantly changed the structure of the government-supported student loan market by assigning responsibility for all new government-supported student loan originations to the Department of Education, rather than originations by private institutions and backed by one of the remaining 25 government-supported GAs. Any future changes in the legislation and regulations that govern these markets, may require us to adapt our business to the new circumstances and we may be unable to do so in a manner that does not adversely affect our business and operations.

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

Further, some have speculated that there may be consolidation among the remaining GAs. This speculation has heightened as a result of the reduction of fees that the GAs will receive for rehabilitating student loans as a result of the Bipartisan Budget Act of 2013. If GAs that are our clients are combined with GAs with whom we do not have a relationship, we could suffer a loss of business. Two of our GA clients: Great Lakes and Pennsylvania Higher Education Assistance Authority were responsible for 17% and 17%, respectively, of revenues for the year ended December 31, 2018. The consolidation of our GA clients with others and the failure to provide recovery services to the consolidated entity could decrease our revenues, which could negatively impact our business, financial condition and results of operations.

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

• our ability to maintain contractual commitments after the expenses we incur during our typically long implementation cycle for new customer contracts;

• our ability to successfully identify improper Medicare claims and the number and type of potentially improper claims that CMS authorizes us to pursue under our RAC contact;

• our ability to continue to generate revenues under our private healthcare contracts;

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

We are subject to a wide array of federal and state laws and regulations regarding the use and disclosure of confidential personal information and security. For example, the federal Health Insurance Portability and Accountability Act of 1996 (HIPAA), as amended, and related state laws subject us to substantial restrictions and requirements with respect to the use and disclosure of the personal health information that we obtain in connection with our contracts with CMS and we must establish administrative, physical and technical safeguards to protect the confidentiality of this information. Similar protections extend to the type of personal financial and other information we acquire from our student loan, state tax and federal receivables clients. We are required to notify affected individuals and government agencies of data security breaches involving protected health and certain personally identifiable information. These laws and regulations also require that we develop, implement and maintain written, comprehensive information security programs containing safeguards that are appropriate to protect personally identifiable information or health information against unauthorized access, misuse, destruction or modification. Federal law generally does not preempt state law in the area of protection of personal information, and as a result we must also comply with state laws and regulations. Regulation of privacy, data use and security require that we incur significant expenses, which could increase in the future as a result of additional regulations, all of which adversely affects our results of operations. Failure to comply with these laws and regulations can result in penalties and in some cases expose us to civil lawsuits.

Our student loan recovery business is subject to extensive regulation and consumer protection laws and our failure to comply with these regulations and laws may subject us to liability and result in significant costs.

Our student loan recovery business is subject to regulation and oversight by various state and federal agencies, particularly in the area of consumer protection. The Fair Debt Collection Practices Act(FDCPA), and related state laws provide specific guidelines that we must follow in communicating with holders of student loans and regulates the manner in which we can recover defaulted student loans. Some state attorney generals have been active in this area of consumer protection regulation. We are subject, and may be subject in the future, to inquiries and audits from state and federal regulators, as well as frequent litigation from private plaintiffs regarding compliance under the FDCPA and related state regulations. We are also subject to the Fair Credit Reporting Act(FCRA), which regulates consumer credit reporting and may impose liability on us to the extent adverse credit information reported to a credit bureau is false or inaccurate. Our compliance with the FDCPA, FCRA and other federal and state regulations that affect our student loan recovery business may result in significant costs, including litigation costs. We may also become subject to regulations promulgated by the United States Consumer Financial Protection Bureau(CFPB), which was established in July 2011 as part of the Dodd-Frank Act to, among other things, establish regulations regarding consumer financial protection laws. In addition, the CFPB has investigatory and enforcement authority with respect to whether persons are engaged in unlawful acts or practices in connection with the collection of consumer debts.

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

If we are unable to adequately protect our proprietary technology, our competitive position could be harmed, or we could be required to incur significant costs to enforce our rights.

The success of our business depends in part upon our proprietary technology platform. We rely on a combination of copyright, patent, trademark, and trade secret laws, as well as on confidentiality procedures and non-compete agreements, to establish and protect our proprietary technology rights. The steps we have taken to deter misappropriation of our proprietary technology may be insufficient to protect our proprietary information. In particular, we may not be able to protect our trade secrets, know how and other proprietary information adequately. Although we use reasonable efforts to protect this proprietary information and technology, our employees, consultants and other parties may unintentionally or willfully disclose our information or technology to competitors. Enforcing a claim that a third party illegally obtained and is using any of our proprietary information or technology is expensive and time consuming, and the outcome is unpredictable. We rely, in part, on non disclosure, confidentiality and invention assignment agreements with our employees, consultants and other parties to protect our trade secrets, know how and other intellectual property and proprietary information. These agreements may not be self executing, or they may be breached and we may not have adequate remedies for such breach. Moreover, third parties may independently develop similar or equivalent proprietary information or otherwise gain access to our trade secrets, know how and other proprietary information. Any infringement, misappropriation or other violation of our patents, trademarks, copyrights, trade secrets, or other intellectual property rights could adversely affect any competitive advantage we currently derive or may derive from our proprietary technology platform and we may incur significant costs associated with litigation that may be necessary to enforce our intellectual property rights.

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

Since our initial public offering in August 2012, the price of our common stock, as reported by NASDAQ Global Select Market, has ranged from a low sales price of $1.25 on November 16, 2018 to a high sales price of $14.09 on March 4, 2013. The trading price of our common stock may be significantly affected by various factors, including: quarterly fluctuations in our operating results; the financial projections we may provide to the public, any changes in those projections or our failure to meet those projections; changes in investors’ and analysts’ perception of the business risks and conditions of our business; our ability to meet the earnings estimates and other performance expectations of financial analysts or investors; unfavorable commentary or downgrades of our stock by equity research analysts; changes in our capital structure, such as future issuances of debt or equity securities; our success or failure to obtain new contract awards; lawsuits threatened or filed against us; strategic actions by us or our competitors, such as acquisitions or restructurings; new legislation or regulatory actions; changes in our relationship with any of our significant clients; fluctuations in the stock prices of our peer companies or in stock markets in general; and general economic conditions.

Our significant stockholders have the ability to influence significant corporate activities and our significant stockholders' interests may not coincide with yours.

Parthenon Capital Partners and Invesco Ltd. beneficially owned approximately 25.5% and 19.3% of our common stock, respectively, as of December 31, 2018. As a result of their ownership, Parthenon Capital Partners and Invesco Ltd. have the ability to influence the outcome of matters submitted to a vote of stockholders and, through our board of directors, the ability to influence decision making with respect to our business direction and policies. Parthenon Capital Partners and Invesco Ltd. may have interests different from our other stockholders’ interests and may vote in a manner adverse to those interests. Matters over which Parthenon Capital Partners and Invesco Ltd. can, directly or indirectly, exercise influence include:

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

ITEM 1B. Unresolved Staff Comments
None.
ITEM 2.    Properties
Facilities
As of December 31, 2018, we operated seven separate office locations throughout the United States. The largest of these facilities is in Livermore, California and serves as our corporate headquarters, as well as a data center and production location. Our Livermore facility is comprised of approximately 50,000 square feet of space and has a lease expiration of November 2022. We also lease production centers in California, Oregon, Florida and Texas and own a production/data center in Oregon.
We believe that our facilities are adequate for current operations and that additional space will be available as required. See Note 6 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for information regarding our lease obligations.
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
ITEM 4. Mine Safety Disclosures
Not applicable.

PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Trading Symbol
Shares of Performant currently trade on the NASDAQ under the trading symbol PFMT.
Stockholders
As of December 31, 2018, we had approximately 22 holders of record of our common stock.
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
Issuer Purchases of Equity Securities
None.
ITEM 6. Selected Financial Data
The selected consolidated balance sheet data as of December 31, 2018 and 2017, and the selected consolidated statements of operations data for each year ended December 31, 2018, 2017 and 2016, have been derived from our audited consolidated financial statements which are included elsewhere in this annual report. The selected consolidated balance sheet data as of December 31, 2016, 2015 and 2014, and the selected consolidated statements of operations data for the years ended December 31, 2015 and 2014 have been derived from our audited consolidated financial statements not included in this annual report. Historical results are not necessarily indicative of future results. You should read the following selected consolidated historical financial data below in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, related notes, and other financial information included in this Annual Report on Form 10-K. The selected consolidated financial data in this section is not intended to replace the consolidated financial statements and is qualified in its entirety by the consolidated financial statements and related notes and schedule included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Consolidated Statement of Operations Data:
Revenues	$155,668	$132,049	$141,360	$159,381	$195,378
Operating expenses:
Salaries and benefits	96,144	82,191	78,863	88,077	93,676
Other operating expense	58,333	55,863	54,985	64,360	74,433
Impairment of goodwill and intangible assets	2,988	1,081	15,438	236	—
Total operating expenses	157,465	139,135	149,286	152,673	168,109
Income (loss) from operations	(1,797)	(7,086)	(7,926)	6,708	27,269
Interest expense	(4,699)	(6,972)	(7,897)	(8,889)	(10,171)
Interest income	28	4	—	—	1
Income (loss) before provision for income taxes	(6,468)	(14,054)	(15,823)	(2,181)	17,099
Provision for (benefit from) income taxes	1,542	(1,325)	(4,370)	(386)	7,699
Net income (loss) available to common shareholders	(8,010)	(12,729)	(11,453)	(1,795)	9,400
Net income (loss) per share attributable to common shareholders(1)
Basic	$(0.15)	$(0.25)	$(0.23)	$(0.04)	$0.19
Diluted	$(0.15)	$(0.25)	$(0.23)	$(0.04)	$0.19
Weighted average shares (in thousands)
Basic	52,064	50,688	50,038	49,415	48,816
Diluted	52,064	50,688	50,038	49,415	49,834

(1)	Please see Note 1 to our consolidated financial statements for an explanation of the calculations of our basic and diluted net income per share of common stock.

	As of December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$5,462	$21,731	$32,982	$71,182	$80,298
Total assets	137,759	164,436	185,078	244,656	262,829
Total debt	45,800	44,000	55,182	94,258	111,795
Total liabilities	60,533	84,111	98,833	150,800	171,657
Total stockholders’ equity	77,226	80,325	86,245	93,856	91,172
ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We provide technology-enabled audit, recovery, outsource services, and related analytics services in the United States. Our services help identify improper payments, and in some markets, restructure and recover delinquent or defaulted assets and improper payments for both government and private clients in a broad range of markets. Our clients typically operate in complex and regulated environments and outsource their audit and recovery needs in order to reduce losses on billions of dollars of defaulted student loans, improper healthcare payments and delinquent state and federal tax and federal treasury and other receivables. We also provide complex outsource services for clients across our various markets, where we handle many or all aspects of our clients’ audit and recovery processes.
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

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Student Lending:
Great Lakes Higher Education Guaranty Corporation	$26,702	$46,090	$36,956
All Other Guaranty Agencies	39,796	48,215	72,609
Total of Student Lending	66,498	94,305	109,565
Healthcare:
CMS RAC and MSP CRC (1)	41,859	1,437	5,733
Commercial	14,088	8,549	5,662
Total of Healthcare	55,947	9,986	11,395
Other (2)	33,223	27,758	20,400
Total Revenues	$155,668	$132,049	$141,360

(1)	Includes $28.4 million related to the termination of the 2009 CMS Region A contract

(2)	Represents outsource services, tax, and IRS
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
Our key metric in evaluating our student lending business is Placement Volume. Our Placement Volume represents the dollar volume of defaulted student loans first placed with us during the specified period by public and private clients for recovery. Placement Volume allows us to measure and track trends in the amount of inventory our clients in the student lending market are placing with us during any period. The revenues associated with the recovery of a portion of these loans may be recognized in subsequent accounting periods, which assists management in estimating future revenues and in allocating resources necessary to address current Placement Volumes. The following table shows our Placement Volume for the year ended December 31, 2018, 2017 and 2016, showing separately the Placement Volume associated with student loans held by Great Lakes for which we served as the primary recovery contractor until September 2017 and since that time as a subcontractor to Navient, the primary servicer of the Great Lakes portfolio.

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Student Lending Placement Volume:
Great Lakes Higher Education Guaranty Corporation	$5,848	$751,964	$860,359
All Other Guaranty Agencies	2,565,852	2,018,815	2,313,563
Total Student Lending Placement Volume	$2,571,700	$2,770,779	$3,173,922

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
Our revenues from student lending were approximately 29% lower in the year ended December 31, 2018 compared to the same period in 2017 primarily as a result of the change in our relationship with Great Lakes, for which we acted as the primary recovery contractor until September 2017 and as a subcontractor on a portion of the overall portfolio since that time.
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
On October 5, 2017, we announced that we were awarded the MSP CRC contract by the CMS. Under this agreement, we are responsible for identifying and recovering payments in situations where Medicare should not be the primary payer of healthcare claims because a beneficiary has other forms of insurance coverage, such as through an employer group health plan or certain other payers.
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
We accrue an estimated liability for appeals based on the amount of commissions received which are subject to appeal and which we estimate are probable of being returned to providers following successful appeal. The $18.5 million balance as of December 31, 2017, represented our best estimate of the probable amount that we may be required to refund related to appeals of claims for which commissions were previously collected. The term of our first Medicare Recovery Audit Contract with CMS, for Region A, expired on January 31, 2018. Our estimates for this appeals liability are based on our historical experience with the Medicare RAC appeal process. As the term of the original contract expired, CMS issued a letter to us on January 2, 2018, stating that Performant will no longer be obligated to support the appeals process or maintain an appeal reserve after the January 31, 2018 contract termination date. In addition to the estimated liability for appeals, we also maintained a separate net payable to client liability for appeals decisions which had been decided, but not yet refunded to CMS. On January 31, 2018, CMS issued to us their final Letter of Demand which reconciled all outstanding payables to CMS for the old Region A contract. Accordingly, we released an aggregate of approximately $27.8 million and $0.6 million of the estimated liability for appeals and the net payable to client balances, during the first quarter and third quarter of 2018, respectively. This increased first quarter 2018 revenue by $27.8 million and third quarter revenue by $0.6 million. In conjunction with the release, we also derecognized approximately $9.0 million of prepaid expenses and other current assets, with a charge to other operating expenses, reflecting accrued receivables associated with amounts due to us from our subcontractors for decided and yet-to-be decided appeals. As a result, we no longer have any estimated liability for appeals relating to our first CMS contract. We have accrued $0.2 million of additional estimated liability for appeals related to other healthcare contracts at December 31, 2018.
For our commercial healthcare business, our business strategy is focused on utilizing our technology-enabled services platform to provide audit, recovery and analytical services for private healthcare payers. We have entered into contracts with several private payers, although these contracts are in the early stage of implementation. Revenues from our commercial healthcare clients were $14.1 million for 2018 compared to revenues of $8.5 million that we earned from our commercial healthcare clients in 2017.
Other
We also derive revenues from the recovery of delinquent state and federal taxes, and federal treasury and other receivables, default aversion and/or first party call center services for certain clients and the licensing of hosted technology solutions to certain clients. For our hosted technology services, we license our system and integrate our technology into our clients’ operations, for which we are paid a licensing fee. Our revenues for these services include contingency fees, fees based on dedicated headcount to our clients and hosted technology licensing fees.
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
Client Contract Cancellation
Substantially all of our contracts entitle our clients to unilaterally terminate their contractual relationship with us at any time without penalty. If we lose one or more of our significant clients, including if one of our significant clients is consolidated by an entity that does not use our services, if the terms of compensation for our services change or if there is a reduction in the level of placements provided by any of these clients, our revenues could decline.
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
We derive our revenues primarily from providing recovery services. Revenues are recognized when control of these services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.
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
Our contracts generally contain a single performance obligation, delivered over time as a series of services that are substantially the same and have the same pattern of transfer to a client, as the promise to transfer the individual services is not separately identifiable from other promises in the contracts and, therefore, not distinct. For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct service in the contract. We determine the standalone selling prices by taking into consideration the value of the services being provided, the client type and how similar services are priced in other contracts on a standalone basis.
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
Revenue from contingency fees earned upon recovery of funds is generally recognized as amounts are invoiced based on either the ‘as-invoiced’ practical expedient when such amounts reflect the value of the services completed to-date, or an output metric used to measure progress of the satisfaction of its performance obligation. We estimate any performance-based variable consideration and recognizes such revenue over the performance period only if it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. Under certain contracts, consideration can include periodic performance-based bonuses which can be awarded based on our performance under the specific contract. These performance-based awards are considered variable and may be constrained by us until there is not a risk of a material reversal.
For contracts that contain a refund right, these amounts are considered variable consideration, and we estimate our refund liability for each claim and recognizes revenue net of such estimate.
We generally either apply the as-invoiced practical expedient where our right to consideration corresponds directly to our right to invoice our clients, or the variable consideration allocation exception where the variable consideration is attributable to one or more, but not all, of the services promised in a series of distinct services that form part of a single performance obligation. As such, we have elected the optional exemptions related to the as-invoiced practical expedient and the variable consideration allocation exception whereby the disclosure of the amount of transaction price allocated to the remaining performance obligations is not required.
We have applied the as-invoiced practical expedient and the variable consideration allocation exception to contracts with performance obligations that have an average remaining duration of less than a year.
Revenue is recognized upon the collection of defaulted loan and debt payments. Loan rehabilitation revenue is recognized when the rehabilitated loans are sold (funded) by clients. Incentive revenue is recognized upon receipt of official notification of incentive award from customers. Under our MSP CRC contract with CMS, we recognize revenues when insurance companies or other responsible parties remit payment to reimburse CMS for claims for which they are responsible, and the remittance has been applied in the CMS database. Under our RAC contracts with CMS, we recognize revenues when the healthcare provider has paid CMS for a claim or has agreed to an offset against other claims by the provider. Under other healthcare contracts, we may recognize revenue upon delivering the results of claims audits, when sufficient reliable information is available to us for estimating the variable consideration earned, as it is a reasonable measure of our progress toward complete satisfaction of our performance obligation.
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

This estimated liability for appeals is an offset to revenues on our income statement. Resolution of appeals can take a very long time to resolve and there is a significant backlog in the system for resolving appeals, as over the course of our existing RAC contract, healthcare providers have increased their pursuit of appeals beyond the first and second levels of appeal to the third level of appeal, where cases are heard by administrative law judges, or ALJs. In our experience, decisions at the third level of appeal are the least favorable as ALJs exercise greater discretion and there is less predictability in the ALJ decisions as compared to appeals at the first or second levels. This increase of ALJ appeals and backlog of claims at the third level of appeal is the primary reason our total estimated liability for appeals (consisting of the estimated liability for appeals plus the contra-accounts-receivable estimated allowance for appeals) has historically remained at a consistent level despite decreasing revenue from CMS. On January 31, 2018, CMS issued to us their final Letter of Demand which reconciled all outstanding payables to CMS for the old Region A contract. Accordingly, we released an aggregate of approximately $27.8 million and $0.6 million of the estimated liability for appeals and the Net payable to client balances, during the first quarter and third quarter of 2018, respectively. This increased first quarter 2018 revenue by $27.8 million and third quarter revenue by $0.6 million. In conjunction with the release, we also derecognized approximately $9.0 million of prepaid expenses and other current assets, with a charge to other operating expenses, reflecting accrued receivables associated with amounts due to us from our subcontractors for decided and yet-to-be decided appeals. As a result, we no longer have any estimated liability for appeals relating to our first CMS contract. The Company has accrued $0.2 million of additional estimated liability for appeals related to other healthcare contracts at December 31, 2018, which represents our best estimate of the probable amount of losses related to appeals of claims for which commissions were previously collected. To the extent that required payments by us related to successful appeals exceed the amount accrued, revenues in the applicable period would be reduced by the amount of the excess.
We determined that we do not have any costs related to obtaining or fulfilling a contract that are recoverable and as such, these contract costs are expensed as incurred.
Goodwill and Other Intangible Assets
Goodwill represents the excess of purchase price and related costs over the fair value assigned to the net assets of businesses acquired. Goodwill is not amortized, but instead is reviewed for impairment at least annually. Impairment is the condition that exists when the carrying amount of goodwill is not recoverable and its carrying amount exceeds its fair value. We perform our assessment of whether it is more likely than not that goodwill fair value is less than its carrying amount in November of each year to allow us additional time to evaluate our assessment prior to reporting its results. We performed a quantitative impairment assessment of whether it is more likely than not that goodwill fair value is less than its carrying amount as of November 30, 2018, and concluded that there was no need to impair goodwill.

Results of Operations
Year Ended December 31, 2018 compared to the Year Ended December 31, 2017
The following table represents our historical operating results for the periods presented:

	Year Ended December 31,
	2018	2017	$ Change	% Change
	(in thousands)
Consolidated Statements of Operations Data:
Revenues	$155,668	$132,049	$23,619	18%
Operating expenses:
Salaries and benefits	96,144	82,191	13,953	17%
Other operating expense	58,333	55,863	2,470	4%
Impairment of goodwill and intangible assets	2,988	1,081	1,907	176%
Total operating expenses	157,465	139,135	18,330	13%
Loss from operations	(1,797)	(7,086)	(5,289)	(75)%
Interest expense	(4,699)	(6,972)	(2,273)	(33)%
Interest income	28	4	24	600%
Loss before benefit from income taxes	(6,468)	(14,054)	(7,586)	(54)%
Provision for (benefit from) income taxes	1,542	(1,325)	(2,867)	(216)%
Net Loss	$(8,010)	$(12,729)	$(4,719)	(37)%

Revenues
Total revenues were $155.7 million for the year ended December 31, 2018, an increase of $23.6 million or 18%, compared to total revenues of $132.0 million for the year ended December 31, 2017.
Student lending revenues were $66.5 million for the year ended December 31, 2018, representing a decrease of $27.8 million, or 29%, compared to the year ended December 31, 2017. This decrease was primarily a result of the wind down relating to Great Lakes and decrease in the number of borrowers that are participating in the rehabilitation programs with our GA clients.
Healthcare revenues were $55.9 million for the year ended December 31, 2018, representing an increase of $46.0 million, or 460%, compared to the year ended December 31, 2017. The increase in healthcare revenues attributable to our CMS RAC contract and MSP CRC was $40.4 million, and the increase attributable to our revenues from our commercial healthcare clients was $5.5 million in 2018. This increase was due primarily to the release of $28.4 million of the estimated liability for appeals and the net payable to client balances for the old CMS Region A contract, and the ramp up of our CMS MSP CRC contract and other contracts with our commercial healthcare customers.
Salaries and Benefits
Salaries and benefits expense was $96.1 million for the year ended December 31, 2018, an increase of $14.0 million, or 17%, compared to salaries and benefits expense of $82.2 million for the year ended December 31, 2017. The increase in salaries and benefits expense was primarily due to increased headcount during 2018 in anticipation of ramp up of activity related to new clients and contracts and the acquisition of Premiere.
Other Operating Expense
Other operating expense was $58.3 million for the year ended December 31, 2018, an increase of $2.5 million, or 4%, compared to other operating expense of $55.9 million for the year ended December 31, 2017. The increase in other operating expenses was primarily due to a $7.1 million derecognition of subcontractor receivable associated with the termination of the 2009 CMS Region A contract, a $1.9 million allowance for doubtful accounts against subcontractor receivable and higher rent, utilities and maintenance expenses which were offset by lower third party collection fees.
Impairment of Goodwill and Intangible Assets
Impairment of goodwill and intangible assets was $3.0 million for the year ended December 31, 2018, an increase of $1.9 million, compared to impairment of goodwill and intangible assets of $1.1 million for the year ended December 31, 2017. An impairment expense of $3.0 million was recognized in 2018 relating to the write-off of the Great Lakes customer relationship intangible asset. The impairment of goodwill and intangible assets of $1.1 million that was recognized in 2017 relates to the write-off of goodwill and intangible assets in one of our subsidiaries, Performant Europe Ltd., due to the Company's decision to wind down activity in this business in 2017.
Loss from Operations
As a result of the factors described above, loss from operations was $1.8 million for the year ended December 31, 2018, compared to loss from operations of $7.1 million for the year ended December 31, 2017, representing a decrease of $5.3 million, or 75%.
Interest Expense
Interest expense was $4.7 million for the year ended December 31, 2018 compared to $7.0 million for the year ended December 31, 2017, representing a decrease of 33%. Interest expense decreased due to a lower annual average principal debt balance and lower interest rates under our current Credit Agreement in 2018.
Income Taxes
The income tax provision was $1.5 million for the year ended December 31, 2018 compared to an income tax benefit of $1.3 million for the year ended December 31, 2017. Our effective income tax rate changed to (23%) for the year ended December 31, 2018 from 9% for the year ended December 31, 2017. The change in the effective tax rate is primarily driven by the current year losses for which no benefit is being recognized due to the valuation allowance.
Net Loss

As a result of the factors described above, net loss was $8.0 million for the year ended December 31, 2018, which represents a decrease of $4.7 million compared to net loss of $12.7 million for the year ended December 31, 2017.
Year Ended December 31, 2017 compared to the Year Ended December 31, 2016
The following table presents our historical operating results for the periods presented:

	Year Ended December 31,
	2017	2016	$ Change	% Change
	(in thousands)
Consolidated Statements of Operations Data:
Revenues	$132,049	$141,360	$(9,311)	(7)%
Operating expenses:
Salaries and benefits	82,191	78,863	3,328	4%
Other operating expense	55,863	54,985	878	2%
Impairment of goodwill and intangible assets	1,081	15,438	(14,357)	(93)%
Total operating expenses	139,135	149,286	(10,151)	(7)%
Loss from operations	(7,086)	(7,926)	(840)	(11)%
Interest expense	(6,972)	(7,897)	(925)	(12)%
Interest income	4	—	4	100%
Loss before benefit from income taxes	(14,054)	(15,823)	(1,769)	(11)%
Benefit from income taxes	(1,325)	(4,370)	(3,045)	(70)%
Net Loss	(12,729)	(11,453)	1,276	11%

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
Liquidity and Capital Resources
Our principal sources of liquidity are cash on hand and cash flows from operations. Cash and cash equivalents, which excludes restricted cash, totaled $5.5 million as of December 31, 2018. Due to our operating cash flows and our existing cash and cash equivalents and our ability to restructure both our variable and fixed expenses, we believe that we have the ability to meet our working capital and capital expenditure needs for the foreseeable future.
The $16.3 million decrease in the balance of our cash and cash equivalents at December 31, 2018 compared with December 31, 2017 was primarily due to our net loss, the principal and interest payments on our long-term debt and delay in timing of cash inflows from trade receivables, which was offset by delayed draw of $4.0 million of loan proceeds in 2018.
The following table presents information regarding our cash flows for the years ended December 31, 2018, 2017 and 2016:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Net cash provided by (used in) operating activities	$(12,149)	$2,974	$17,784
Net cash used in investing activities	(5,360)	(7,259)	(7,866)
Net cash provided by (used in) financing activities	1,297	(12,677)	(40,637)
Cash flows from operating activities
Operating activities used $12.1 million of cash during the year ended December 31, 2018, representing a decrease of $15.1 million, compared to cash provided by operating activities of $3.0 million for the year ended December 31, 2017. The decrease included a net loss of $8.0 million in 2018, an increase in trade receivables of $6.7 million, and a decrease in the net payable to client of $2.9 million, which was partially offset by various working capital fluctuations such as a decrease in our income tax receivable of $6.7 million.
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
Cash flows from investing activities
Investing activities resulted in cash outflow of $5.4 million during the year ended December 31, 2018 and was primarily for capital expenditures related to information technology, hardware, data storage and security enhancements to our operating software offset by the working capital related to the acquisition of Premiere.
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
Cash flows from financing activities
Cash provided from financing activities of $1.3 million during the year ended December 31, 2018 was primarily due to additional borrowings on notes payable of $4.0 million, offset by the repayment of principal on outstanding debt of $2.2 million.
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
Restricted Cash
Restricted cash included in current assets on our consolidated balance sheet was $1.8 million as of December 31, 2018, and $1.8 million as of December 31, 2017. In November 2017, the Company deposited $1.8 million in restricted cash as collateral for new letters of credit issued to replace letters of credit terminated under our prior credit agreement.
Long-term Debt
On August 7, 2017, we, through our wholly-owned subsidiary Performant Business Services, Inc. (the "Borrower"), entered into a credit agreement with ECMC Group, Inc. (as amended, the “Credit Agreement”). Before the amendment described below, the Credit Agreement provided for a term loan facility in the initial amount of $44 million (the “Initial Term Loan”) and for up to $15 million of additional term loans (“Additional Term Loans”; and together with the Initial Term Loan, the “Loans”) which original Additional Term Loans were initially able to be drawn until the second anniversary of the funding of the Initial Term Loans, subject to the satisfaction of customary conditions. On August 11, 2017, the Initial Term Loan was advanced (the "Closing Date") and the proceeds were applied to repay all outstanding amounts under our prior credit agreement with Madison Capital Funding LLC as administrative agent ("the Prior Credit Agreement").  On August 31, 2018, we entered into Amendment No. 2 to the Credit Agreement to among other things (i) extend the maturity date of the Initial Term Loan and any Additional Term Loans by one year to August 2021, (ii) expand the Additional Term Loans commitment from $15 million to $25 million, (iii) extend the period during which the Additional Term Loans can be borrowed by one year to August 2020, and (iv) relieve the Borrower from its obligation to comply with the financial covenants in the Credit Agreement during the six fiscal quarters following the Premiere acquisition. On October 15, 2018, the Company borrowed $4 million of the $25 million available as Additional Term Loans under the Credit Agreement. As of December 31, 2018, $45.8 million was outstanding under the Credit Agreement. On March 21, 2019, we entered into Amendment No. 3 to the Credit Agreement to among other things relieve the Borrower from its obligation to comply with the financial covenants in the Credit Agreement until the quarter ending June 30, 2020.
We have the option to extend the maturity of the Loans for two additional one year periods, subject to the satisfaction of customary conditions. The Loans bear interest at the one-month LIBOR rate (subject to a 1% per annum floor) plus a margin which may vary from 5.5% per annum to 10.0% per annum based on our total debt to EBITDA ratio. Our annual interest rate at December 31, 2018, was 8.0%, and at December 31, 2017 was 8.6%. We are required to pay 5% of the original principal balance of the Loans annually in quarterly installments and to make mandatory prepayments of the Loans with a percentage of our excess cash flow which may vary between 75% and 0% depending on our total debt to EBITDA ratio and from the net cash proceeds of certain asset dispositions and debt not otherwise permitted under the Credit Agreement, in each case, subject to the lender's right to decline to receive such payments. The Loans may be voluntarily prepaid at any time, together with a prepayment premium of 1% for all voluntary prepayments prior to August 11, 2019.
The Credit Agreement contains certain restrictive financial covenants which are not effective until the quarter ending June 30, 2020, at which point, we will be required to (1) achieve a minimum fixed charge coverage ratio of 1.0 to 1.0 through December 31, 2020, 1.25 to 1.0 through June 30, 2021, and 1.25 to 1.0 through June 30, 2022 if the maturity date of the Loans is extended until the fifth anniversary of the Closing Date and (2) maintain a maximum total debt to EBITDA ratio of 6.00 to 1.00. The Credit Agreement also contains covenants that restrict the Company and its subsidiaries’ ability to incur certain types or amounts of indebtedness, incur liens on certain assets, make material changes in corporate structure or the nature of its business, dispose of material assets, engage in a change in control transaction, make certain foreign investments, enter into certain restrictive agreements, or engage in certain transactions with affiliates. The Credit Agreement also contains various customary events of default, including with respect to change of control of the Company or its ownership of the Borrower.
The obligations under the Credit Agreement are secured by substantially all of our United States domestic subsidiaries’ assets and are guaranteed by the Company and its United States domestic subsidiaries, other than the Borrower.
As a result of our entry into our Credit Agreement, and the repayment of all amounts owed under our Prior Credit Agreement, we wrote off debt issuance costs related to our Prior Credit Agreement of approximately $1.0 million in August 2017.
In consideration for, and concurrently with, the extension of the Initial Term Loan in accordance with the terms of the Credit Agreement, we issued a warrant to the lender to purchase up to an aggregate of 3,863,326 shares of the Company’s common stock (representing approximately up to 7.5% of our diluted common stock as calculated using the “treasury stock” method as defined under U.S. GAAP for the most recent fiscal quarter, with an exercise price of $1.92 per share (the "Exercise Price")). In connection with the October 15, 2018 Additional Term Loan borrowing of $4 million, we were required to, and did, issue a warrant to the lender to purchase an aggregate of 309,066 shares of the Company's common stock at the same Exercise Price of $1.92 per share. Upon any further borrowing of the Additional Term Loans, we will be required to issue additional warrants at the same Exercise Price to purchase up to an aggregate of 77,267 additional shares of common stock (which represents approximately 0.15% of our diluted common stock calculated using the “treasury stock” method as defined under U.S. GAAP for the fiscal quarter ended June 30, 2017) for each $1.0 million of such Additional Term Loans. Similarly, upon our election to extend the maturity of the Loans for additional one year periods, we will be required to issue additional warrants at the same Exercise Price to purchase up to an aggregate of 515,110 additional shares of common stock for the first year’s extension, and to purchase up to an aggregate of 772,665 additional shares of common stock for the second year’s extension (which represent approximately 1.0% and 1.5% of our diluted common stock for the first and second years, respectively, calculated using the “treasury stock” method as defined under U.S. GAAP for the fiscal quarter ended June 30, 2017).

Contractual Obligations
The following summarizes our contractual obligations as of December 31, 2018:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-Term Debt Obligations	$45,800	$2,350	$43,450	$—	$—
Interest Payments	8,581	3,428	5,153	—	—
Operating Lease Obligations	13,425	3,427	5,907	3,525	566
Purchase Obligations	7,328	7,097	231	—	—
Total	$75,134	$16,302	$54,741	$3,525	$566

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Adjusted EBITDA and Adjusted Net Income (Loss)
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

The following tables present a reconciliation of adjusted EBITDA and adjusted net income (loss) for the years ended December 31, 2018, 2017 and 2016 to actual net income (loss) for these periods:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net income (loss)	$(8,010)	$(12,729)	$(11,453)
Provision for (benefit from) income taxes	1,542	(1,325)	(4,370)
Interest expense	4,699	6,972	7,897
Interest income	(28)	(4)	—
Transaction expenses (1)	—	576	—
Restructuring and other expenses (7)	—	—	329
Depreciation and amortization	10,234	10,888	13,380
Impairment of goodwill and intangible assets (4)	2,988	1,081	15,438
CMS Region A contract termination (6)	(19,415)	—	—
Stock based compensation	2,750	3,740	4,713
Adjusted EBITDA	$(5,240)	$9,199	$25,934

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Reconciliation of Adjusted Net Income:
Net income (loss)	$(8,010)	$(12,729)	$(11,453)
Transaction expenses (1)	—	576	—
Stock based compensation	2,750	3,740	4,713
Amortization of intangibles (2)	3,758	898	3,736
Impairment of goodwill and intangible assets (4)	2,988	1,081	15,438
Deferred financing amortization costs (3)	1,221	2,385	1,732
Restructuring and other expenses (7)	—	—	329
CMS Region A contract termination (6)	(19,415)	—	—
Tax adjustments (5)	2,392	(3,472)	(10,379)
Adjusted Net Income (Loss)	$(14,316)	$(7,521)	$4,116

(1)	Represents costs and expenses related to the refinancing of our indebtedness.

(2)
Represents amortization of capitalized expenses related to the acquisition of Performant by an affiliate of Parthenon Capital Partners in 2004, an acquisition in the first quarter of 2012 to enhance our analytics capabilities, and an acquisition of Premiere Credit of North America, LLC in the third quarter of 2018.

(3)
Represents amortization of capitalized financing costs related to our Credit Agreement for 2018 and 2017, and amortization of capitalized financing costs related to our Prior Credit Agreement for 2017 and 2016.

(4)
Represents intangible assets impairment charges related to Great Lakes customer relationship in 2018, impairment charges related to our Performant Europe Ltd. subsidiary in 2017, and impairment charges related to our Department of Education customer relationship due to the announcement that we would not receive a new contract award in 2016.

(5)	Represents tax adjustments assuming a marginal tax rate of 27.5% for 2018, and 40% for 2017 and 2016.
(6) Represents the net impact of the termination of our 2009 CMS Region A contract during 2018, comprised of release of an aggregate of $28.4 million of the estimated liability for appeals and the net payable to client balances into revenue, net of derecognition of $9.0 million of prepaid expenses and other current assets, with a charge to other operating expenses, reflecting accrued receivables associated with amounts due from subcontractors for decided and yet-to-be decided appeals.

(7)	Represents restructuring costs and severance and termination expenses incurred in connection with termination of employees and consultants in 2016.

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
ITEM 8. Financial Statements and Supplementary Data
Our consolidated financial statements and notes thereto and the reports of Baker Tilly Virchow Krause LLP and KPMG LLP are set forth in the Index to Financial Statements under Item 15, Exhibits, Financial Statement Schedules, and is incorporated herein by reference.
ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
On September 19, 2018, the Audit Committee approved the engagement of Baker Tilly Virchow Krause, LLP ("Baker Tilly") as our independent registered public accounting firm for the fiscal year ending December 31, 2018, and the dismissal of KPMG LLP ("KPMG") as our independent registered public accounting firm.
KPMG's audit reports on our consolidated financial statements as of and for the fiscal years ended December 31, 2017 and 2016 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.
During the fiscal years ended December 31, 2017, and 2016, and the subsequent interim periods through September 19, 2018, there were (i) no disagreements (as described in Item 304(a)(1)(iv) of Regulation S-K and the related instructions) between us and KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to KPMG's satisfaction, would have caused KPMG to make reference thereto in their reports on the consolidated financial statements for such years, and (ii) no "reportable events" within the meaning of Item 304(a)(1)(v) of Regulation S-K.
We requested that KPMG furnish a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the statements made herein. A copy of KPMG's letter, dated September 21, 2018, is filed as Exhibit 16.1 to the Form 8-K filed September 21, 2018.
During the fiscal years ended December 31, 2017, and 2016, and the subsequent interim periods through September 19, 2018, neither we nor anyone acting on our behalf has consulted with Baker Tilly regarding (i) the application of accounting principles to a specific transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements and neither a written report nor oral advice was provided to us by Baker Tilly that was considered by us in reaching a decision as to any accounting, auditing, or financial reporting issue, (ii) any matter that was the subject of a disagreement within the meaning of Item 304(a)(1)(iv) of Regulation S-K, or (iii) any reportable event within the meaning of Item 304(a)(1)(v) of Regulation S-K.
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
Management, with the participation of our Chief Executive Officer and our Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of the fiscal year covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were functioning effectively at the reasonable assurance level as of December 31, 2018.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with United States Generally Accepted Accounting Principles (“US GAAP”). Under the supervision of, and with the participation of our Chief Executive Officer and Chief Accounting Officer, management assessed the effectiveness of internal control over financial reporting as of December 31, 2018. The criteria established in “Internal Control Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) were updated in May 2013, when COSO issued an updated framework (the "2013 COSO Framework"). Management based its assessment on the criteria established in the 2013 COSO Framework. Based on this evaluation, management concluded that its internal control over financial reporting was effective as of December 31, 2018.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the year ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than those noted above.
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

10.13
Credit Agreement, dated as of August 7, 2017, by and among Performant Business Services, Inc. and ECMC Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2017)

10.14
Amendment No. 1 to Credit Agreement, dated as of September 29, 2017, by and among Performant Business Services, Inc. and ECMC Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed November 13, 2017)

10.15
Amendment No. 2 to Credit Agreement, dated as of August [31], 2018, by and among Performant Business Services, Inc. and ECMC Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed August 10, 2018)

10.16*	Amendment No. 3 to Credit Agreement, dated as of March 21, 2019, by and among Performant Business Services, Inc. and ECMC Group, Inc.

Exhibit Number	Description

21*	List of Subsidiaries

23.1*	Consent of KPMG LLP, Independent Registered Public Accounting Firm

23.2*	Consent of Baker Tilly Virchow Krause LLP, Independent Registered Public Accounting Firm

24*	Powers of Attorney (included in the signature page to this report)

31.1*	Rule 13a-14(a)/15d-14(a) Certification, executed by Lisa C. Im

31.2*	Rule 13a-14(a)/15d-14(a) Certification, executed by Ian Johnston

32.1*	Furnished Statement of the Chief Executive Officer under 18 U.S.C. Section 1350

32.2*	Furnished Statement of the Chief Accounting Officer under 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Scheme

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
*Filed herewith
Schedules not listed above have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes hereto.
ITEM 16. Form 10-K Summary
Not applicable

Index to Consolidated Financial Statements

Page
Consolidated Financial Statements of Performant Financial Corporation and Subsidiaries as of December 31, 2018 and 2017 and for the years ended December 31, 2018, 2017 and 2016

Report of Independent Registered Public Accounting Firm	F-2

Report of Predecessor Independent Registered Public Accounting Firm	F-3

Consolidated Balance Sheets	F-4

Consolidated Statements of Operations	F-5

Consolidated Statements of Comprehensive Income (Loss)	F-6

Consolidated Statements of Changes in Stockholders' Equity	F-7

Consolidated Statements of Cash Flows	F-8

Notes to Consolidated Financial Statements	F-10

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Performant Financial Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Performant Financial Corporation and subsidiaries (the "Company") as of December 31, 2018, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year ended December 31, 2018, and the related notes and financial statement Schedule II (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flow for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited the adjustments to the 2017 and 2016 consolidated financial statements to retrospectively apply the changes in accounting described in Note 1(l) and (u) and the related required disclosures. In our opinion, such adjustments and related required disclosures are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2017 and 2016 consolidated financial statements of the Company other than with respect to the adjustments and related required disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2017 or 2016 consolidated financial statements taken as a whole.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.
/s/ BAKER TILLY VIRCHOW KRAUSE, LLP

We have served as the Company's auditor since 2018.

Milwaukee, Wisconsin
April 1, 2019

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Performant Financial Corporation:
Opinion on the Consolidated Financial Statements
We have audited, before the effects of the adjustments to retrospectively apply the changes in accounting described in Note 1 (l) and (u) and the related required disclosures, the accompanying consolidated balance sheet of Performant Financial Corporation and subsidiaries (the Company) as of December 31, 2017, the related consolidated statements of operations, comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes and financial statement Schedule II (collectively, the consolidated financial statements). The 2017 and 2016 consolidated financial statements before the effects of the adjustments and the related required disclosures as described in Note 1 (l) and (u) are not presented herein. In our opinion, the consolidated financial statements, before the effects of the adjustments to retrospectively apply the changes in accounting and the related required disclosures described in Note 1 (l) and (u), present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We were not engaged to audit, review, or apply any procedures to the adjustments and the related required disclosures to retrospectively apply the change in accounting described in Note 1 (l) and (u) and, accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by other auditors.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ KPMG LLP
We served as the Company’s auditor from 2002 to 2018.
San Francisco, California
March 14, 2018

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except per share amounts)

Assets	December 31, 2018	December 31, 2017
Current assets:
Cash and cash equivalents	$5,462	$21,731
Restricted cash	1,813	1,788
Trade accounts receivable, net of allowance for doubtful accounts of $22 and $35, respectively	20,879	12,494
Prepaid expenses and other current assets	3,420	12,678
Income tax receivable	179	6,839
Total current assets	31,753	55,530
Property, equipment, and leasehold improvements, net	22,255	20,944
Identifiable intangible assets, net	1,160	4,864
Goodwill	81,572	81,572
Deferred income taxes	—	468
Other assets	1,019	1,058
Total assets	$137,759	$164,436
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of notes payable to related party, net of unamortized discount and debt issuance costs of $126 and $171, respectively	$2,224	$2,029
Accrued salaries and benefits	5,759	4,569
Accounts payable	1,402	1,518
Other current liabilities	3,414	3,347
Deferred revenue	1,078	—
Estimated liability for appeals	210	18,817
Net payable to client	—	12,800
Total current liabilities	14,087	43,080
Notes payable to related party, net of current portion and unamortized discount and debt issuance costs of $2,345 and $3,245, respectively	41,105	38,555
Deferred income taxes	22	—
Earnout payable	1,936	—
Other liabilities	3,383	2,476
Total liabilities	60,533	84,111
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized, 500,000 shares at December 31, 2018 and 2017, respectively; issued and outstanding, 52,999 and 51,085 shares at December 31, 2018 and 2017, respectively	5	5
Additional paid-in capital	77,370	72,459
Retained earnings (accumulated deficit)	(149)	7,861
Total stockholders’ equity	77,226	80,325
Total liabilities and stockholders’ equity	$137,759	$164,436
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)

	For the Years Ended December 31,
	2018	2017	2016
Revenues	$155,668	$132,049	$141,360
Operating expenses:
Salaries and benefits	96,144	82,191	78,863
Other operating expenses	58,333	55,863	54,985
Impairment of goodwill and intangible assets	2,988	1,081	15,438
Total operating expenses	157,465	139,135	149,286
Loss from operations	(1,797)	(7,086)	(7,926)
Interest expense	(4,699)	(6,972)	(7,897)
Interest income	28	4	—
Loss before provision for (benefit from) income taxes	(6,468)	(14,054)	(15,823)
Provision for (benefit from) income taxes	1,542	(1,325)	(4,370)
Net loss	$(8,010)	$(12,729)	$(11,453)

Net loss per share attributable to common shareholders (see Note 1)
Basic	$(0.15)	$(0.25)	$(0.23)
Diluted	$(0.15)	$(0.25)	$(0.23)
Weighted average shares (see Note 1)
Basic	52,064	50,688	50,038
Diluted	52,064	50,688	50,038
 See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)

	For the Years Ended December 31,
	2018	2017	2016
Net loss	$(8,010)	$(12,729)	$(11,453)
Other comprehensive loss:
Foreign currency translation adjustment	(32)	(3)	21
Comprehensive loss	$(8,042)	$(12,732)	$(11,432)
 See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
For the Years Ended December 31, 2018, 2017 and 2016
(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance, January 1, 2016	49,479	$5	$61,808	$32,043	$93,856
Common stock issued under stock plans, net of shares withheld for employee taxes	755	—	71	—	71
Stock-based compensation expense	—	—	4,713	—	4,713
Income tax (shortfall) from employee stock awards	—	—	(963)	—	(963)
Other comprehensive income	—	—	21	—	21
Net loss	—	—	—	(11,453)	(11,453)
Balance, December 31, 2016	50,234	5	65,650	20,590	86,245
Common stock issued under stock plans, net of shares withheld for employee taxes	851	—	(230)	—	(230)
Stock-based compensation expense	—	—	3,740	—	3,740
Recognition of warrant issued in debt financing	—	—	3,302	—	3,302
Other comprehensive loss	—	—	(3)	—	(3)
Net loss	—	—	—	(12,729)	(12,729)
Balance, December 31, 2017	51,085	5	72,459	7,861	80,325
Common stock issued under stock plans, net of shares withheld for employee taxes	914	—	(476)	—	(476)
Stock-based compensation expense	—	—	2,750	—	2,750
Shares issued in conjunction with agreement to purchase Premiere Credit of North America, LLC.	1,000	—	2,420	—	2,420
Recognition of warrant issued in debt financing	—	—	249	—	249
Other comprehensive loss	—	—	(32)	—	(32)
Net loss	—	—	—	(8,010)	(8,010)
Balance, December 31, 2018	52,999	$5	$77,370	$(149)	$77,226
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net loss	$(8,010)	$(12,729)	$(11,453)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on disposal of assets	44	67	12
Release of net payable to client related to contract termination	(9,860)	—	—
Release of estimated liability for appeals due to termination of contract	(18,531)	—	—
Derecognition of subcontractor receivable for appeals due to termination of contract	5,535	—	—
Derecognition of subcontractor receivable for overturned claims	1,536	—	—
Provision for doubtful account for subcontractor receivable	1,868	—	—
Impairment of goodwill and intangible assets	2,988	1,081	15,438
Depreciation and amortization	10,234	10,888	13,380
Deferred income taxes	490	3,733	(6,912)
Stock-based compensation	2,750	3,740	4,713
Interest expense from debt issuance costs	1,221	1,336	1,264
Earnout mark-to-market	(218)	—	—
Write-off of unamortized debt issuance costs	—	1,049	468
Interest expense paid in kind	—	331	—
Changes in operating assets and liabilities:
Trade accounts receivable	(6,695)	(1,010)	6,481
Prepaid expenses and other current assets	895	8	247
Income tax receivable	6,660	(4,812)	(2,027)
Other assets	69	(148)	(740)
Accrued salaries and benefits	220	254	(446)
Accounts payable	(445)	890	(301)
Deferred revenue and other current liabilities	(657)	(1,062)	(656)
Income taxes payable	—	—	(895)
Estimated liability for appeals	(76)	(488)	187
Net payable to client	(2,940)	(274)	(1,326)
Other liabilities	773	120	350
Net cash provided by (used in) operating activities	(12,149)	2,974	17,784
Cash flows from investing activities:
Purchase of property, equipment, and leasehold improvements	(7,645)	(7,259)	(7,866)
Premiere Credit of North America, LLC cash acquired	2,285	—	—
Net cash used in investing activities	(5,360)	(7,259)	(7,866)
Cash flows from financing activities:
Repayment of notes payable	(2,200)	(55,513)	(39,076)
Debt issuance costs paid	(27)	(934)	(1,181)
Taxes paid related to net share settlement of stock awards	(663)	(385)	(266)
Proceeds from exercise of stock options	187	155	337
Borrowings from notes payable	4,000	44,000	—
Income tax benefit from employee stock awards	—	—	103
Payment of purchase obligation	—	—	(554)
Net cash provided by (used in) financing activities	1,297	(12,677)	(40,637)
Effect of foreign currency exchange rate changes on cash	(32)	(3)	21
Net decrease in cash, cash equivalents and restricted cash	(16,244)	(16,965)	(30,698)
Cash, cash equivalents and restricted cash at beginning of year	23,519	40,484	71,182
Cash, cash equivalents and restricted cash at end of year	$7,275	$23,519	$40,484
Non-cash investing activities:
Recognition of contingent consideration in acquisition	$2,154	$—	$—

Non-cash financing activities:
Recognition of shares issued in acquisition	$2,420	$—	$—
Recognition of warrant issued in debt financing	$249	$3,302	$—
Supplemental disclosures of cash flow information:
Cash paid (received) for income taxes	$(6,228)	$(353)	$5,273
Cash paid for interest	$3,477	$4,284	$6,156
Reconciliation of the consolidated statements of cash flows to the consolidated balance sheets:
Cash and cash equivalents	$5,462	$21,731	$32,982
Restricted cash	$1,813	$1,788	$7,502
Total cash, cash equivalents and restricted cash at end of period	$7,275	$23,519	$40,484
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements
For the Years Ended December 31, 2018, 2017 and 2016

1.	Summary of Significant Accounting Policies

(a)	Organization and Nature of Business
Performant Financial Corporation (the "Company" or "we") is a leading provider of technology-enabled recovery and analytics services in the United States. The Company's services help identify, restructure and recover delinquent or defaulted assets and improper payments for both government and private clients in a broad range of markets. Clients of the Company typically operate in complex and regulated environments and contract for their recovery needs in order to reduce losses on defaulted student loans, improper healthcare payments and delinquent state tax and federal treasury receivables. The Company generally provides our services on an outsourced basis; handling many or all aspects of the clients’ recovery processes.
The Company’s consolidated financial statements include the operations of Performant Financial Corporation (Performant), its wholly-owned subsidiaries Premiere Credit of North America, LLC (Premiere) and Performant Business Services, Inc., and its wholly-owned subsidiaries Performant Recovery, Inc. (Recovery), Performant Technologies, Inc., and Performant Europe Ltd. Effective August 13, 2012, we changed the name of our wholly-owned subsidiary from DCS Business Services, Inc. (DCSBS) to Performant Business Services, Inc., and DCSBS’ wholly-owned subsidiaries from Diversified Collection Services, Inc. (DCS), and Vista Financial, Inc. (VFI), to Performant Recovery, Inc., and Performant Technologies, Inc., respectively. Performant is a Delaware corporation headquartered in California and was formed in 2003. Premiere is an Indiana limited liability company acquired by Performant on August 31, 2018. Performant Business Services, Inc. is a Nevada corporation founded in 1997. Recovery is a California corporation founded in 1976. Performant Technologies, Inc. is a California corporation that was formed in 2004.
The Company is managed and operated as one business, with a single management team that reports to the Chief Executive Officer.

(b)	Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The Company consolidates entities in which it has controlling financial interest, and as of December 31, 2018, all of the Company’s subsidiaries are 100% owned. All significant intercompany balances and transactions have been eliminated in consolidation.

(c)	Use of Estimates in the Preparation of Consolidated Financial Statements
The preparation of the consolidated financial statements in conformity with U.S. GAAP, requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, primarily accounts receivable, intangible assets, goodwill, estimated liability for appeals, earnout payable, other liabilities, deferred income taxes and income tax expense, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Our actual results could differ from those estimates.

(d)	Acquisition of Premiere Credit of North America
On August 31, 2018, the Company completed its acquisition of Premiere. Premiere is a leading provider of recovery services to government, student loan and commercial clients with approximately 330 employees located in Indianapolis and Nashville. As part of the transaction, Performant has expanded its existing commercial relationship with the ECMC Group (“ECMC”) which was the former parent of Premiere. ECMC is also the lender under our existing credit agreement. The Company funded the acquisition with issuance of 1,000,000 Performant shares to ECMC and additional shares over the five-year period following the closing based on revenue associated with Premiere’s business in each year. At closing, Performant entered into a long-term agreement to be ECMC’s primary student loan recovery vendor. In addition, Performant also executed an amendment to its existing credit agreement with ECMC as discussed in Note 4.

Consideration: After the September 30, 2018 financial statements were filed in the Form 10-Q, the Company received a final valuation report from a third-party valuation firm. After considering the results of that valuation report, the Company has estimated that the fair value of the earn-out consideration to be $2.2 million instead of the preliminary value of $1.9 million, an increase of $0.3 million. The estimated consideration of $4.3 million has been revised as follows:

	Preliminary	Final
	(In thousands except per share amount)
Initial shares consideration	1,000	1,000
Closing stock price per share	$2.42	$2.42
	2,420	2,420
Earn-out consideration	1,876	2,154
Total consideration	$4,296	$4,574
The contingent earn-out consideration was valued based on a Monte Carlo simulation.
Purchase price allocation: In accordance with U.S. GAAP, the total purchase price has been allocated to the tangible and intangible assets acquired based on management’s estimates of their fair values. The Company has adjusted the provisional amount of certain assets and liabilities as follows: Cash of $2.3 million increased by $0.6 million. The amount of $1.7 million presented in the September 30, 2018 financial statements initially netted a $0.6 million payment made to the seller shortly after the close against cash of $2.3 million. The increase in cash is offset by a corresponding $0.6 million increase in other current liabilities. In addition, Property, equipment and leasehold improvements increased $0.3 million from $2.9 million to $3.2 million.
The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the acquisition date. The purchase price allocation of $4.3 million at August 31, 2018 and the revised price, were as follows:

	Preliminary	Final
	(In thousands)
Cash and cash equivalents	$1,669	$2,285
Trade accounts receivable, net	1,690	1,690
Other current assets	576	576
Property, equipment, and leasehold improvements, net	2,896	3,174
Customer relationship intangible asset	50	50
Other assets	34	34
Total identifiable assets acquired	6,915	7,809
Accounts Payable	(328)	(328)
Accrued salaries and benefits	(970)	(970)
Other current liabilities	(1,186)	(1,802)
Other liabilities	(135)	(135)
Net assets acquired	$4,296	$4,574
The estimated fair value and useful life for the customer relationship intangible asset is as follows:

	Estimated Fair Value	Estimated Useful Life
	(In thousands)	(In years)
Customer Relationships	$50	4
The fair value of the customer relationship and the amortization method were determined using the excess earnings method that relies on projected future net cash flows including key assumptions for the customer attrition rate and discount rate. The estimated weighted average useful life reflects the time period and pattern that Performant expects for projected benefits.

The Company recorded $0.2 million of acquisition-related costs in other operating expenses.
The results of Premiere have been included in the Company’s consolidated financial statements from the date of acquisition. Revenues from Premiere included in the Company’s results for the twelve months ended December 31, 2018 were $7.0 million. Net loss for Premiere included in the Company’s results for the twelve months ended December 31, 2018 was $1.4 million.
Pro forma information: The following table presents selected unaudited pro forma information for the Company assuming the acquisition of Premiere had occurred as of January 1, 2017. This pro forma information does not purport to present what the Company’s actual results would have been if the acquisition occurred as of the date indicated or what such results would be for any future periods.

	Unaudited
	Year Ended December 31,
	2018	2017
	(In thousands, except per share amounts)
Total revenues	$170,893	$160,759
Net loss	$(12,672)	$(15,200)
Earnings per share:
Basic	$(0.24)	$(0.30)
Diluted	$(0.24)	$(0.30)

(e)	Cash and Cash Equivalents
Cash and cash equivalents include demand deposits and highly liquid debt investments with original maturities of three months or less when purchased. These investments can include money market funds that invest in U.S. government and agency obligations, certificates of deposit, bankers’ acceptances, and commercial paper.
The Company collects monies on behalf of its clients. Cash is often held on behalf of the clients in various trust accounts and is subsequently remitted to the clients based on contractual agreements. Cash held in these trust accounts for contracting agencies is not included in the Company’s assets (Note 11(a)).

(f)	Restricted Cash
At December 31, 2018 and 2017, restricted cash included in current assets on our consolidated balance sheet was $1.8 million and $1.8 million, respectively. In May 2017, the Company paid $7.5 million to the lenders and deposited $6.0 million into a segregated deposit account. On August 3, 2017, all of this $6.0 million of restricted cash was paid to the administrative agent for the benefit of the lenders under our prior credit agreement. In November 2017, the Company deposited $1.8 million in restricted cash as collateral for new letters of credit issued to replace letters of credit terminated under our prior credit agreement.

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
Goodwill represents the excess of purchase price and related costs over the fair value assigned to the net assets of businesses acquired. Goodwill is not amortized, but instead is reviewed for impairment at least annually. Impairment is the condition that exists when the carrying amount of goodwill is not recoverable and its carrying amount exceeds its fair value. The Company performs its assessment of whether it is more likely than not that goodwill fair value is less than its carrying amount in November of each year to allow the Company additional time to evaluate its assessment prior to reporting its results. The Company performed a quantitative impairment assessment of whether it is more likely than not that goodwill fair value is less than its carrying amount as of November 30, 2018, and concluded that there was no need to impair goodwill.
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
The Company follows the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Subtopic 350-40, Internal-Use Software, which specifies that costs incurred during the application stage of development should be capitalized. All other costs are expensed as incurred. During 2018, 2017 and 2016, costs of $5.5 million, $5.1 million and $6.9 million respectively, were capitalized for projects in the application stage of development. Depreciation expense for completed projects during 2018, 2017 and 2016 were $6.8 million, $6.7 million and $5.8 million, respectively.

(k)	Debt Issuance Costs
Debt issuance costs represent loan and legal fees paid in connection with the issuance of long-term debt. Debt issuance costs are deducted from current and non-current notes payable and are amortized to interest expense under the effective interest method in accordance with key terms of the notes as amended.

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
The Company determines revenue recognition through the following steps:
•Identification of the contract with a customer
•Identification of the performance obligations in the contract
•Determination of the transaction price
•Allocation of the transaction price to the performance obligations in the contract
•Recognition of revenue when, or as, the performance obligations are satisfied
The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.

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
The following table presents revenue disaggregated by category (in thousands) for the year ended December 31, 2018, 2017 and 2016.

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Student Lending:
Great Lakes Higher Education Guaranty Corporation	$26,702	$46,090	$36,956
All Other Guaranty Agencies	39,796	48,215	72,609
Total of Student Lending	66,498	94,305	109,565
Healthcare:
CMS RAC and MSP CRC (1)	41,859	1,437	5,733
Commercial	14,088	8,549	5,662
Total of Healthcare	55,947	9,986	11,395
Other (2)	33,223	27,758	20,400
Total Revenues	$155,668	$132,049	$141,360
(1)Includes $28.4 million related to the termination of the 2009 CMS Region A contract
(2)Represents outsource services, tax, and IRS
The Company generally either applies the as-invoiced practical expedient where its right to consideration corresponds directly to its right to invoice its clients, or the variable consideration allocation exception where the variable consideration is attributable to one or more, but not all, of the services promised in a series of distinct services that form part of a single performance obligation. As such the Company has elected the optional exemptions related to the as-invoiced practical expedient and the variable consideration allocation exception whereby the disclosure of the amount of transaction price allocated to the remaining performance obligations is not required.
The Company has applied the as-invoiced practical expedient or the variable consideration allocation exception to contracts with performance obligations that have an average remaining duration of less than a year.

Revenue is recognized upon the collection of defaulted loan and debt payments. Loan rehabilitation revenue is recognized when the rehabilitated loans are sold (funded) by clients. Incentive revenue is recognized upon receipt of official notification of incentive award from customers.
Under the Company’s Medicare Secondary Payer (MSP), Commercial Payment Center (CPC) contract with Centers for Medicare and Medicaid Services (CMS), the Company recognizes revenues when insurance companies or other responsible parties remit payment to reimburse CMS for claims for which they are responsible, and the remittance has been applied in the CMS database. Under the Company’s Medicare Recovery Audit Contractor (RAC), contract with CMS, the Company recognizes revenues when the healthcare provider has paid CMS for a given claim or has agreed to an offset against other claims by the provider.
Under other healthcare contracts, the Company may recognize revenue upon delivering the results of claims audits, when sufficient reliable information is available to the Company for estimating the variable consideration earned, as it is a reasonable measure of the Company’s progress toward complete satisfaction of our performance obligation.
Healthcare providers have the right to appeal a claim and may pursue additional appeals if the initial appeal is found in favor of CMS or other healthcare clients. Total estimated liability for appeals was $0.2 million and $18.8 million as of December 31, 2018 and 2017, respectively. This represents the Company’s best estimate of the probable amount of losses related to appeals of claims for which commissions were previously collected. As a result of the termination of the 2009 CMS Region A contract on January 31, 2018, the estimated liability for appeals related to CMS was $0.0 million as of December 31, 2018 as compared to $18.5 million as of December 31, 2017.
For the year ended December 31, 2018, the Company had 3 clients whose individual revenues exceeded 10% of the Company’s total revenues. The dollar amount and percent of total revenue of each of the 3 clients is summarized in the table below (in thousands):

Rank	2018 Revenue	Percent of total revenue
1	$41,859	26.9%
2	$26,908	17.3%
3	$26,702	17.2%
For the year ended December 31, 2017, the Company had 2 clients whose individual revenues exceeded 10% of the Company’s total revenues. The dollar amount and percent of total revenue of each of the 2 clients is summarized in the table below (in thousands):

Rank	2017 Revenue	Percent of total revenue
1	$43,189	32.7%
2	$27,367	20.7%
For the year ended December 31, 2016, the Company had 3 clients whose individual revenues exceeded 10% of the Company’s total revenues. The dollar amount and percent of total revenue of each of the 3 clients is summarized in the table below (in thousands):

Rank	2016 Revenue	Percent of total revenue
1	$33,243	23.5%
2	$23,196	16.4%
3	$21,949	15.5%
Revenue from the largest three customers was 61%, 63% and 55% of total revenue in 2018, 2017 and 2016, respectively. Accounts receivable due from these three customers were 62%, 31% and 57% of total trade receivables at December 31, 2018, 2017 and 2016, respectively. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in net cash provided by (used in) operating activities in the consolidated statements of cash flows. The Company determines the allowance for doubtful accounts by specific identification. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts was $0.02 million and $0.04 million for December 31, 2018 and December 31, 2017, respectively.
The Company determined that it does not have any costs related to obtaining or fulfilling a contract that are recoverable and as such, these contract costs are expensed as incurred
Contract assets are included in trade accounts receivable in the consolidated balance sheets. The Company has contract assets of $3.0 million and $1.6 million as of December 31, 2018 and December 31, 2017, respectively. The contract assets relate to the Company’s rights to consideration for services completed during the year ended December 31, 2018, and December 31, 2017, but not invoiced at the reporting date. Contract assets are recorded to accounts receivable when the rights become unconditional and amounts are invoiced.
Contract liabilities are included in Deferred revenue in the consolidated balance sheets. The Company has contract liabilities of $1.1 million as of December 31, 2018 and none as of December 31, 2017. The Company’s contract liability relates to an advance recovery commission payment received from a customer during the first quarter of 2018, for which the Company anticipates revenue to be recognized as services are delivered.

(m)	Net Payable to Client
The Company nets outstanding accounts receivable invoices from an audit and recovery contract against payables for overturned audits. The overturned audits are netted against current fees due on the invoice to the client when they are processed by the client’s system. As a result of the termination of the 2009 CMS Region A contract on January 31, 2018, the net payable to client balance was $0.0 million as of December 31, 2018. The net payable to client balance of $12.8 million at December 31, 2017, represents the excess of payables for overturned audits.

(n)	Prepaid Expenses and Other Current Assets
The Company employed subcontractors to audit claims as part of the 2009 CMS Region A contract, and to the extent that audits by these subcontractors were overturned on appeal, the fees associated with such claims were contractually refundable to the Company. At December 31, 2018, the receivable from subcontractor fees associated with estimated future overturns and for already overturned subcontractor audits was $0.0 million as a result of the termination of the 2009 CMS Region A contract on January 31, 2018. By comparison, at December 31, 2017, the receivable associated with the estimated future overturns of subcontractor audits was $5.6 million, and the receivable for subcontractor fees for already overturned audits refundable to the Company once the Company refunds its fees to the client as prime contractor was $3.7 million.

(o)	Legal Expenses
The Company recognizes legal fees related to litigation as they are incurred.

(p)	Comprehensive Income (Loss)
The Company has a single component of comprehensive income (loss) on the consolidated statements of comprehensive income (Loss) related to foreign currency translation adjustments for its subsidiary Performant Europe Ltd. for the years ended December 31, 2018, 2017 and 2016.

(q)	Fair Value of Financial Instruments
The Company’s consolidated financial instruments include cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, short-term debt and long-term debt. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their fair values based on or due to their short-term maturities. The carrying values of short-term debt and long-term debt approximate fair value, in which their variable interest rates approximate market rates.

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
The Company accounts for its employee stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation – Stock Compensation. FASB ASC Topic 718 requires that all employee stock-based compensation is recognized as a cost in the consolidated financial statements and that for equity-classified awards, such cost is measured at the grant date fair value of the award. The Company estimates grant date fair value using the Black-Scholes-Merton option-pricing model.
FASB ASC Topic 718 also requires that excess tax benefits recognized in equity related to stock option exercises are reflected as financing cash inflows. The Company recognized an income tax benefit resulting from the exercise of stock options in 2018, 2017 and 2016 of $0.0 million, $0.0 million and $0.1 million, respectively.

(t)	Loss per Share
For the years ended December 31, 2018, 2017, and 2016, basic loss per share is calculated by dividing net loss attributable to common shareholders by the sum of the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of common shares and dilutive common shares equivalents outstanding during the period. The Company’s common share equivalents consist of stock options, restricted stock units(RSUs), and performance stock units. When there is a loss in the period, dilutive common share equivalents are excluded from the calculation of diluted earnings per share, as their effect would be anti-dilutive.
The following table reconciles the basic to diluted weighted average shares outstanding using the treasury stock method (shares in thousands):

	Years Ended December 31,
	2018	2017	2016
Weighted average shares outstanding – basic	52,064	50,688	50,038
Dilutive effect of stock options	—	—	—
Weighted average shares outstanding – diluted	52,064	50,688	50,038
The following table shows the number of shares of common stock subject to options and restricted stock awards that were outstanding for the years ended December 31, 2018, 2017 and 2016, which were not included in the net loss per diluted share calculation because to do so would have been anti-dilutive:

	Years Ended December 31,
	2018	2017	2016
Number of shares	4,828,278	4,604,218	3,996,701

(u)	New Accounting Pronouncements
Recently Adopted Accounting Standards
In August 2016, the FASB issued Accounting Standards Update (ASU) 2016-15, “Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments” which provides guidance on the presentation of certain cash receipts and cash payments in the statement of cash flows in order to reduce diversity in existing practice. This new guidance was effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2017, and early adoption was permitted. This new standard required retrospective adoption, with a provision for impracticability. The Company adopted this guidance on January 1, 2018 and it did not have any impact on our consolidated financial statements.

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
Recently Issued Accounting Standards
In February 2016, the FASB issued ASU 2016-02, “Leases”, which requires the recognition of lease assets and lease liabilities on the balance sheet by lessees for those leases currently classified as operating leases under ASC Topic 840 Leases. The guidance is effective for our fiscal year beginning January 1, 2019 and should be applied using a modified retrospective approach. Early adoption is permitted. The Company plans to adopt this new standard in the first quarter of our fiscal 2019 with the cumulative effect of adoption recognized to retained earnings on January 1, 2019. Upon adoption, the Company will recognize right-of-use assets and operating lease liabilities on the consolidated balance sheets, which will increase the total assets and total liabilities. In July 2018 the FASB issued ASU No. 2018-11, Targeted Improvements, which provides us with the option to apply the new leasing standard to all open leases as of the adoption date. The Company has elected to adopt this pronouncement using the optional transition method under ASU 2018-11 as of January 1, 2019 and Management estimates that the adoption will result in recognition of right-of-use assets of $9.1 million and lease liabilities for operating leases of approximately $10.2 million, including a reclassification of deferred rent for $1.1 million, on its Consolidated Balance Sheets. Management does not believe the new standard will have a material impact on the consolidated statements of operations, nor will it have a notable impact on the Company’s liquidity. The standard will also have no impact on the Company’s debt-covenant compliance under its current agreements.
In January 2017, the FASB issued ASU 2017-04, "Simplifying the Test for Goodwill Impairment" to simplify the goodwill impairment testing process. The new standard eliminates Step 2 of the goodwill impairment test. If a company determines in Step 1 of the goodwill impairment test that the carrying value of goodwill exceeds its fair value, an impairment in that amount should be recorded to the income statement, rather than proceeding to Step 2. The Company elected to early adopt the proposed guidance for the year ended December 31, 2018 on a prospective basis. The early adoption of this guidance did not have a material impact on the consolidated financial statements and related disclosures.
2.    Property, Equipment, and Leasehold Improvements
Property, equipment, and leasehold improvements consist of the following at December 31, 2018 and 2017 (in thousands):

	December 31, 2018	December 31, 2017
Land	$1,943	$1,122
Building and leasehold improvements	8,076	6,410
Furniture and equipment	6,248	5,763
Computer hardware and software	78,743	72,044
	95,010	85,339
Less accumulated depreciation and amortization	(72,755)	(64,395)
Property, equipment and leasehold improvements, net	$22,255	$20,944
Depreciation and amortization expense of property, equipment and leasehold improvements was $9.5 million, $10 million and $9.6 million for the years ended December 31, 2018, 2017 and 2016, respectively.

3. Identifiable Intangible Assets
Identifiable intangible assets consist of the following at December 31, 2018 and 2017 (in thousands):

December 31, 2018	Gross Amounts	Accumulated Amortization	Net
Amortizable intangibles:
Customer contracts and related relationships	$25,378	$(24,264)	$1,114
Less: Impairment of customer contracts and related relationships	(2,988)	2,988	—
Add: Customer relationship intangible asset	50	(4)	46
Perpetual license	3,250	(3,250)	—
Total intangible assets	$25,690	$(24,530)	$1,160

December 31, 2017	Gross Amounts	Accumulated Amortization	Net
Amortizable intangibles:
Customer contracts and related relationships	$23,209	$(18,345)	$4,864
Less: Impairment of customer contracts and related relationships	(1,081)	1,081	—
Perpetual license	3,250	(3,250)	—
Total intangible assets	$25,378	$(20,514)	$4,864
For the years ended December 31, 2018, 2017 and 2016, amortization expense related to intangible assets amounted to $0.8 million, $0.9 million and $3.7 million, respectively. For the year ended December 31, 2018, an impairment expense of $3.0 million was recognized relating to the Great Lakes Higher Education Guaranty Corporation customer relationship and has been presented as a separate caption in the consolidated statements of operations. For the year ended December 31, 2017, an impairment expense of $0.1 million was recognized to account for the impairment charge in Performant Europe Ltd. due to the Company's decision to wind down this subsidiary. For the year ended December 31, 2016, an impairment expense of $15.4 million was recognized relating to the Department of Education customer relationship.
The estimated aggregate amortization expense for each of the five following fiscal years is as follows (in thousands):

Year Ending December 31,	Amount
2019	$235
2020	235
2021	235
2022	232
2023	223
Thereafter	—
Total	$1,160
4. Credit Agreement
On August 7, 2017, we, through our wholly-owned subsidiary Performant Business Services, Inc. (the "Borrower"), entered into a credit agreement with ECMC Group, Inc. (as amended, the “Credit Agreement”).  Before the amendment described below, the Credit Agreement provided for a term loan facility in the initial amount of $44 million (the “Initial Term Loan”) and for up to $15 million of additional term loans (“Additional Term Loans”; and together with the Initial Term Loan, the “Loans”) which original Additional Term Loans were initially able to be drawn until the second anniversary of the funding of the Initial Term Loans, subject to the satisfaction of customary conditions.  On August 11, 2017, the Initial Term Loan was advanced (the "Closing Date") and the proceeds were applied to repay all outstanding amounts under our prior credit agreement with Madison Capital Funding LLC as administrative agent ("the Prior Credit Agreement"). On August 31, 2018, we entered into Amendment No. 2 to the Credit Agreement to among other things (i) extend the maturity date of the Initial Term Loan and any Additional Term Loans by one year to August 2021, (ii) expand the Additional Term Loans commitment from $15 million to $25 million, (iii) extend the period during which Additional Term Loans can be borrowed by one year to August 2020, and (iv) relieve the Borrower from its obligation to comply with the financial covenants in the Credit Agreement during the six fiscal quarters following the Premiere acquisition. On October 15, 2018, the Company borrowed $4 million of the $25 million available as Additional Term Loans under the Credit Agreement. As of December 31, 2018, $45.8 million was outstanding under the Credit Agreement. On March 21, 2019, we entered into Amendment No. 3 to the Credit Agreement to among other things relieve the Borrower from its obligation to comply with the financial covenants in the Credit Agreement until the quarter ending June 30, 2020.
We have the option to extend the maturity of the Loans for two additional one year periods, subject to the satisfaction of customary conditions.  The Loans bear interest at the one-month LIBOR rate (subject to a 1% per annum floor) plus a margin which may vary from 5.5% per annum to 10.0% per annum based on our total debt to EBITDA ratio. Our annual interest rate at December 31, 2018, was 8.0%, and at December 31, 2017 was 8.6%. We are required to pay 5% of the original principal balance of the Loans annually in quarterly installments and to make mandatory prepayments of the Loans with a percentage of our excess cash flow which may vary between 75% and 0% depending on our total debt to EBITDA ratio and from the net cash proceeds of certain asset dispositions and debt not otherwise permitted under the Credit Agreement, in each case, subject to the lender's right to decline to receive such payments. The Loans may be voluntarily prepaid at any time, together with a prepayment premium of 1% for all voluntary prepayments prior to August 11, 2019.
The Credit Agreement contains certain restrictive financial covenants which are not effective until the quarter ending June 30, 2020, at which point, we will be required to (1) achieve a minimum fixed charge coverage ratio of 1.0 to 1.0 through December 31, 2020, 1.25 to 1.0 through June 30, 2021, and 1.25 to 1.0 through June 30, 2022 if the maturity date of the Loans is extended until the fifth anniversary of the Closing Date and (2) maintain a maximum total debt to EBITDA ratio of 6.00 to 1.00. The Credit Agreement also contains covenants that restrict the Company and its subsidiaries’ ability to incur certain types or amounts of indebtedness, incur liens on certain assets, make material changes in corporate structure or the nature of its business, dispose of material assets, engage in a change in control transaction, make certain foreign investments, enter into certain restrictive agreements, or engage in certain transactions with affiliates. The Credit Agreement also contains various customary events of default, including with respect to change of control of the Company or its ownership of the Borrower.
The obligations under the Credit Agreement are secured by substantially all of our United States domestic subsidiaries' assets and are guaranteed by the Company and its United States domestic subsidiaries, other than the Borrower.
As a result of our entry into our Credit Agreement, and the repayment of all amounts owed under our Prior Credit Agreement, we wrote off debt issuance costs related to our Prior Credit Agreement of approximately $1.0 million in August 2017.
Scheduled payments under the Credit Agreement for the next five years and thereafter are as follows (in thousands):

Year Ending December 31,	Amount
2019	$2,350
2020	2,400
2021	41,050
2022	—
Total	$45,800
The Company made principal payments of $2.2 million for the year ended December 31, 2018.
In consideration for, and concurrently with, the extension of the Initial Term Loan in accordance with the terms of the Credit Agreement, we issued a warrant to the lender to purchase up to an aggregate of 3,863,326 shares of the Company’s common stock (representing approximately up to 7.5% of our diluted common stock as calculated using the “treasury stock” method as defined under U.S. GAAP for the most recent fiscal quarter), with an exercise price of $1.92 per share (the "Exercise Price"). In connection with the October 15, 2018 Additional Term Loan borrowing of $4 million, we were required to, and did, issue a warrant to the lender to purchase an aggregate of 309,066 shares of the Company's common stock at the same Exercise Price of $1.92 per share. Upon any further borrowing of the Additional Term Loans, we will be required to issue additional warrants at the same Exercise Price to purchase up to an aggregate of 77,267 additional shares of common stock (which represents approximately 0.15% of our diluted common stock calculated using the “treasury stock” method as defined under U.S. GAAP for the fiscal quarter ended June 30, 2017) for each $1.0 million of such Additional Term Loans. Similarly, upon our election to extend the maturity of the Loans for additional one year periods, we will be required to issue additional warrants at the same Exercise Price to purchase up to an aggregate of 515,110 additional shares of common stock for the first year's extension, and to purchase up to an aggregate of 772,665 additional shares of common stock for the second year's extension (which represent approximately 1.0% and 1.5% of our diluted common stock for the first and second years, respectively, calculated using the “treasury stock” method as defined under U.S. GAAP for the fiscal quarter ended June 30, 2017).
The Company has accounted for these warrants as equity instruments since the warrants are indexed to the Company’s common shares and meet the criteria for classification in shareholders’ equity. The relative fair value of the warrants issued on August 11, 2017 and October 15, 2018, were approximately $3.3 million and $0.2 million, respectively, and were treated as a discount to the associated debt. These amounts are being amortized to interest expense under the effective interest method over the life of the loans. The Company estimated the value of the warrants using the Black-Scholes-Merton model. The key assumptions used to value the warrants are as follows:

	August 2017 Issuance	October 2018 Issuance
Exercise price	$1.92	$1.92
Share price on date of issuance	$1.85	$1.93
Volatility	50.0%	55.0%
Risk-free interest rate	1.83%	3.01%
Expected dividend yield	—%	—%
Contractual term (in years)	5	5
In addition, at the closing of the Initial Term Loan, the Company paid transaction costs of $0.6 million, which were recorded as a discount on the debt and are being amortized to interest expense using the effective interest method over the life of the Loans, which is a period of 48 months.
Outstanding debt obligations are as follows (in thousands):

December 31, 2018
Principal amount	$45,800
Less: unamortized discount and debt issuance costs	(2,471)
Loan payable, net of unamortized discount and debt issuance costs	43,329
Less: current maturities	(2,224)
Long-term loan payable, net of current maturities	$41,105
5. Related Party Transactions
As discussed in Note 1(d), in August of 2018, the Company purchased Premiere from ECMC, with the purchase consideration including the issuance of 1,000,000 shares of Company common stock to ECMC and a commitment to issue ECMC additional shares of common stock as part of an earn-out agreement. Additionally, as discussed in Note 4, since August 2017, ECMC has served as a lender to the Company with a Credit Agreement initially funded in August 2017 at $44 million, and a balance outstanding of $45.8 million at December 31, 2018. In connection with the Credit Agreement, the Company has issued ECMC warrants to purchase 4,172,392 shares of common stock through December 31, 2018, and ECMC’s beneficial ownership percentage on that date was approximately 9.0%. The Company has a relationship with ECMC as a customer, with revenues of $15.5 million in 2018. Given the breadth of ECMC’s involvement with the Company as of December 31, 2018, we have concluded that ECMC is a related party for purposes of financial statement presentation and disclosure.

6. Commitments and Contingencies
The Company has entered into various non-cancelable operating lease agreements for certain of the Company's office facilities and equipment with original lease periods expiring between 2018 and 2025. Certain of these arrangements have free rent periods and /or escalating rent payment provisions, and the Company recognizes rent expense under such arrangements on a straight-line basis. In October 2017, the Company renewed our lease agreements for office space for approximately 50,000 square feet in Livermore, California. In December 2017, the Company entered two new lease agreements for office space for approximately 26,000 square feet in San Angelo, Texas and 32,000 square feet in Sunrise, Florida.
Future minimum rental commitments under non-cancelable leases as of December 31, 2018 are as follows (in thousands):

Year Ending December 31,	Amount
2019	$3,427
2020	3,393
2021	2,514
2022	1,901
2023	800
Thereafter	1,390
Total	$13,425
Lease expense was $3.9 million, $2.7 million and $2.8 million for the years ended December 31, 2018, 2017 and 2016, respectively. Deferred rent is included in other liabilities on the consolidated balance sheets and was $1.2 million and $0.7 million as of December 31, 2018 and 2017, respectively.
7. Capital Stock
Since August 15, 2012, the authorized common stock has been 500,000,000 shares and the authorized preferred stock has been 50,000,000 shares.

8.	Stock-based Compensation

(a)	Stock Options
Under the terms of the Performant Financial Corporation 2007 Stock Option Plan (2007 Plan), incentive and nonqualified stock options may be granted for up to 4,000,000 shares of the Company’s authorized but unissued common stock. Options granted under the 2007 Plan generally vest over a five-year period. The 2007 Plan was terminated on the completion of its initial public offering in August 2012. No shares of the Company's common stock are available under our 2007 Plan other than for satisfying exercises of stock options granted under this plan prior to termination.
The terms of the Performant Financial Corporation 2012 Stock Incentive Plan (2012 Plan) provide for the granting of incentive stock options within the meaning of Section 422 of the Internal Revenue Code (the Code) to employees and the granting of nonstatutory stock options, restricted stock, stock appreciation rights, stock unit awards and cash-based awards to employees, non-employee directors and consultants. The Company has reserved 10,550,000 shares of common stock under the 2012 Plan. Options granted under the 2012 Plan generally vest over periods of four or five years.
The exercise price of incentive stock options shall generally not be less than 100% of the fair market value of the common stock subject to the option on the date that the option is granted. The exercise price of nonqualified stock options shall generally not be less than 85% of the fair market value of the common stock subject to the option on the date that the option is granted. Options issued under the two plans have a maximum term of 10 years and vest over schedules determined by the Company's Board of Directors.
Total stock-based compensation expense charged as salaries and benefits expense in the consolidated statements of operations was $2.8 million, $3.7 million and $4.7 million for the years ended December 31, 2018, 2017, and 2016, respectively. The following table sets forth a summary of the Company's stock option activity for the years ended December 31,2018 and 2017:

	Outstanding Options	Weighted average exercise price per share	Weighted average remaining contractual life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 01, 2017	3,506,529	7.32	5.04
Granted	—	—
Forfeited	(260,175)	5.4
Exercised	(310,156)	0.50
Outstanding at December 31, 2017	2,936,198	8.21	4.48
Granted	—	—
Forfeited	(208,346)	8.96
Exercised	(268,750)	0.69
Outstanding December 31, 2018	2,459,102	$8.97	3.25	$273
Vested, exercisable, and expected to vest(1) at December 31, 2018	2,458,640	$8.97	3.24	$273
Exercisable at December 31, 2018	2,449,857	$8.99	3.23	$271

(1)	Options expected to vest reflect an estimated forfeiture rate.
There were no stock options granted during the years ended December 31, 2018 and December 31, 2017. The aggregate intrinsic value of our stock options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the years ended December 31, 2018 and 2017 was $0.5 million and $0.4 million, respectively. At December 31, 2018 and 2017, there were $0.01 million and $0.3 million, respectively, of unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements, which the Company expects to recognize over a weighted-average period of 0.41 years as stock-based compensation expense.
Net cash proceeds from the exercise of stock options were $0.2 million and $0.2 million during 2018 and 2017, respectively.
The fair value of each option grant was estimated using the Black-Scholes-Merton option pricing model. Expected volatilities are calculated based on the historical volatility data of comparable peer companies over a term comparable to the expected term of the options issued. The expected term of the award is determined based on the average of the vesting term and the contractual term. Management monitors share option exercise and employee termination patterns to estimate forfeiture rates within the valuation model.
We estimated the fair value of options granted using a Black-Scholes-Merton option pricing model with the following assumptions:

	For the Years Ended December 31,
	2018	2017	2016
Expected volatility	—%	—%	51.5%
Expected dividends	—%	—%	—%
Expected term (years)	—	—	6.1
Risk-free interest rate	—%	—%	1.4%
Weighted-average estimated fair value of options granted during the year	$—	$—	$0.86
Valuation and Amortization Method – The Company estimates the fair value of stock options granted using the Black-Scholes-Merton option pricing model. The fair value is then amortized on a straight-line basis over the requisite service periods of the awards, which is generally the vesting period. Stock options typically have a ten year life from the grant date and vesting periods of four to five years. The fair value of the Company’s common stock is based on the market price of the stock on the date of grant.
Expected Term – The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding. For awards granted subject only to service vesting requirements, the Company utilizes the simplified method under the provisions of FASB ASC 718-10-S99-1 for estimating the expected term of the stock-based award.
Expected Volatility – There were no stock options granted during the year ended December 31, 2018 and December 31, 2017. If stock options had been granted, as of December 31, 2018, expected volatility is comprised of a 100% company weighting. Before 2018, the Company calculated the expected volatility using a composite made up of comparable peer companies. As of December 31, 2017, an approximate 88% company weighting would have been used.
Expected Dividend – The Company has never paid dividends on its common shares and currently does not intend to do so. Accordingly, the dividend yield percentage is zero for all periods.
Risk-Free Interest Rate – The risk-free interest rate used in the Black-Scholes-Merton valuation method is based on the U.S. Treasury constant maturity interest rate whose term is consistent with the expected life of our stock options.

(b)	Restricted Stock Units
The following table summarizes restricted stock unit activity for the years ended December 31, 2018 and 2017:

		Weighted
		average
	Number of	grant date
	Awards	fair value
Outstanding at January 01, 2017	2,060,240	$2.70
Granted	1,701,252	2.32
Forfeited	(417,725)	2.93
Vested and converted to shares, net of units withheld for taxes	(540,673)	2.75
Units withheld for taxes	(211,507)	2.75
Outstanding at December 31, 2017	2,591,587	$2.39
Granted	2,106,536	2.70
Forfeited	(871,184)	2.37
Vested and converted to shares, net of units withheld for taxes	(645,560)	2.80
Units withheld for taxes	(248,143)	$2.80
Outstanding at December 31, 2018	2,933,236	$2.50
Expected to vest at December 31, 2018	2,786,574	$2.50
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
The majority of RSUs that vested in 2018 and 2017 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes and remitted the cash to the appropriate taxing authorities. The total shares withheld were approximately 248,000 shares for 2018 and approximately 212,000 shares for 2017, and were based on the value of the RSUs on their respective vesting dates as determined by the Company’s closing stock price. These net-share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.
At December 31, 2018 and 2017, there was $5.4 million and $4.3 million of compensation expense yet to be recognized related to non-vested restricted stock units. The unrecognized expense as of December 31, 2018 is expected to be recognized over the remaining weighted-average vesting period of 2.82 years. 893,703 and 752,180 of the restricted stock units vested during the years ended December 31, 2018 and 2017, respectively. Restricted stock units granted under the 2012 Plan generally vest over periods between one and four years.
9. Employee Benefit Plan

The Company has a 401(k) Salary Deferral Plan (the Plan) covering all full-time employees who have met certain service requirements. Employees may contribute a portion of their salary up to the maximum limit established by the Code for such plans. Employer contributions are discretionary. No matching contributions were made during 2018, 2017 and 2016.
10. Income Taxes
The Company’s income tax expense (benefit) consists of the following (in thousands):

	2018	2017	2016
Current:
Federal	$275	$(5,427)	$3,835
State	777	369	(1,293)
	1,052	(5,058)	2,542
Deferred:
Federal	$(52)	$2,643	$(5,379)
State	542	1,090	(1,533)
	490	3,733	(6,912)
Total expense (benefit)	$1,542	$(1,325)	$(4,370)
The reconciliation between the amount computed by applying the U.S. federal statutory rate of 21% for 2018, and 34% for 2017 and 2016, to income before taxes and the Company's tax provision for 2018, 2017, and 2016 is as follows:

	2018	2017	2016
Federal income at the statutory rate	21%	34%	34%
State income tax, net of federal benefit	(18)%	(8)%	11%
Permanent differences	(4)%	1%	(1)%
Work Opportunity Credit	—%	2%	1%
Return to provision true-up	(4)%	(1)%	(1)%
Valuation allowance	(18)%	(13)%	(18)%
Rate change on deferreds	—%	(6)%	—%
Other	—%	—%	2%
	(23)%	9%	28%

The following table summarized the components of the Company's deferred tax assets and liabilities as of December 31, 2018 and 2017 (in thousands):

	2018	2017
Deferred tax assets
Bad debt reserve	$—	$11
Vacation accrual	551	510
Workers compensation	138	241
Nonqualified stock options	3,361	3,917
Debt issuance costs	6	27
Acquisition costs	—	23
State tax deferral	502	384
Deferred revenue	—	15
State tax credits	452	452
Net operating loss	3,876	453
Estimated liability for appeals	67	3,956
Identifiable intangible assets	153	—
Interest expense limitation	1,498	—
Other	497	448
Total deferred tax assets	11,101	10,437
Valuation allowance	(8,397)	(5,772)
Total deferred tax assets net of valuation allowance	2,704	4,665
Deferred tax liabilities:
Identifiable intangible assets	—	(733)
Fixed assets	(2,692)	(3,430)
Other	(34)	(34)
Total deferred tax liabilities	(2,726)	(4,197)
Net deferred tax assets (liabilities)	$(22)	$468
As of December 31, 2018, and 2017, the Company recorded a valuation allowance against deferred tax assets that are not more likely than not realizable based upon the assessment of all positive and negative evidence. The total amount of the valuation allowance at December 31, 2018 is $8.4 million, which is an increase of $2.6 million from the amount recorded as of December 31, 2017.
On December 22, 2017, President Trump signed into law the “Tax Cuts and Jobs Act” (TCJA) that significantly reforms the Internal Revenue Code of 1986, as amended. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest, allows for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. The Company calculated the impact of the Tax Act in its year end income tax provision in accordance with its understanding of the Tax Act and guidance available at the time, and provided for the provisional income tax expense in the fourth quarter of 2017. The Company completed its analysis of the impacts of the 2017 Tax Act in the fourth quarter of 2018 with no change to its provisional estimates.
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

The Company has state tax credits of $0.5 million, which will expire in 2024. The Company has state net operating loss carryforwards of $20.7 million which will start to expire in 2020 and a federal net operating loss carryforward of $8.9 million which will can be carried forward indefinitely. The Company has $0.2 million of federal tax credit carryforwards which begin to expire in 2037.
The following table reconciles the Company’s unrecognized tax benefits as of December 31, 2018 from its unrecognized tax benefits as of December 31, 2016 (in thousands):

Unrecognized tax benefits balance at December 31, 2016	$987
Increase related to prior year tax positions	362
Decrease related to prior year tax positions	—
Increase related to current year tax positions	—
Settlements	—
Lapse of statute of limitations	(267)
Unrecognized tax benefits balance at December 31, 2017	1,082
Increase related to prior year tax positions	602
Decrease related to prior year tax positions	—
Increase related to current year tax positions	—
Settlements	—
Lapse of statute of limitations	(83)
Unrecognized tax benefits balance at December 31, 2018	$1,601
At December 31, 2018 and 2017, the Company had approximately $1.6 million and $1.1 million of unrecognized tax benefits, respectively. The Company does not expect any significant change in unrecognized tax benefits during the next twelve months. The Company records interest expense and penalties related to unrecognized tax benefits in income tax expense. The amount of accrued interest was $0.2 million and $0.2 million at December 31, 2018 and 2017, respectively. No penalties were recognized in 2018 or accrued at December 31, 2018, and 2017 respectively. The Company has unrecognized tax benefits of approximately $1.6 million which, if recognized, would favorably affect the Company’s effective income tax rate.
We file income tax returns with the U.S. federal government and various state jurisdictions. The Company operates in a number of state and local jurisdictions, most of which have never audited the Company's records. Accordingly, the Company is subject to state and local income tax examinations based upon the various statutes of limitations in each jurisdiction. For tax years before 2015, the Company is no longer subject to Federal and certain other state tax examinations. The company is currently being examined by the Franchise Tax Board of California for tax years 2011 through 2014.
11. Other Commitments and Contingencies

(a)	Trust Funds
The Company collects principal and interest payments and collection costs on defaulted loans for various contracting agencies. Cash collections for some of the Company’s customers are held in trust in bank accounts controlled by the Company. The Company remits trust funds to the contracting agencies on a regular basis. The amount of cash held in trust and the related liability are separated from and not included in the Company’s consolidated financial statements. Cash held in trust for customers totaled $3.2 million and $0.7 million at December 31, 2018 and 2017, respectively.

(b)	Litigation
The Company, during the ordinary course of its operations, has been named in various legal suits and claims, several of which are still pending. In the opinion of management and the Company’s legal counsel, such legal actions will not have a material effect on the Company’s consolidated financial position or results of operations or cash flows.
12. Subsequent Events

The Company has evaluated subsequent events through the date these consolidated financial statements were issued and there are no other events that have occurred that would require adjustments or disclosures to the consolidated financial statements, other than the amendment to the Credit Agreement as discussed in Note 4.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFORMANT FINANCIAL CORPORATION

By:	/s/ Lisa C. Im
Lisa C. Im
Chief Executive Officer
Date: April 1, 2019
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

Name	Title	Date

/s/ Lisa C. Im	Chief Executive Officer (Principal Executive Officer) and Board Chair	April 1, 2019
Lisa C. Im

/s/ Ian Johnston	Vice President and Chief Accounting Officer (Principal Financial Officer)	April 1, 2019
Ian Johnston

/s/ Todd R. Ford	Director	April 1, 2019
Todd R. Ford

/s/ Brian P. Golson	Director	April 1, 2019
Brian P. Golson

/s/ Bradley M. Fluegel	Director	April 1, 2019
Bradley M. Fluegel

/s/ Bruce Hansen	Director	April 1, 2019
Bruce Hansen

/s/ William D. Hansen	Director	April 1, 2019
William D. Hansen

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2018, 2017 and 2016
Allowance for doubtful accounts (in thousands):

Description	Balance at Beginning of Period	Additions Charged against Expense	Recoveries	Charge-offs	Balance at End of Period
2018	$35	22	—	(35)	$22
2017	$224	35	—	(224)	$35
2016	$386	—	(162)	—	$224
Estimated allowance and liability for appeals (in thousands):

Description	Balance at Beginning of Period	Additions Charged against Revenue	Appeals Found in Providers Favor		Balance at End of Period
2018	$18,817	441	(19,048)	*	$210
2017	$19,305	300	(788)		$18,817
2016	$19,118	2,085	(1,898)		$19,305
*Includes the release of $18.5 million related to the January 31, 2018 termination of the CMS Region A RAC contract.

Deferred tax asset valuation allowance (in thousands):

Description	Balance at Beginning of Period	Additions	Releases	Balance at End of Period
2018	$5,772	2,625	—	$8,397
2017	$3,857	1,915	—	$5,772
2016	$452	3,405	—	$3,857