Form 10-Q
period 2019-03-31
Performant Financial Corp
filed 2019-05-14
CIK 1550695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Common Stock, par value $.0001 per share	PFMT	The Nasdaq Stock Market LLC
The number of shares of Common Stock outstanding as of May 13, 2019 was 53,148,566.

PERFORMANT FINANCIAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2019
INDEX

i

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,364	$5,462
Restricted cash	1,659	1,813
Trade accounts receivable, net of allowance for doubtful accounts of $130 and $22, respectively	17,877	20,879
Prepaid expenses and other current assets	3,792	3,420
Income tax receivable	14	179
Total current assets	27,706	31,753
Property, equipment, and leasehold improvements, net	21,488	22,255
Identifiable intangible assets, net	1,101	1,160
Goodwill	81,572	81,572
ROU assets	9,714	—
Other assets	1,019	1,019
Total assets	$142,600	$137,759
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of notes payable, net of unamortized debt issuance costs of $144 and $126, respectively	$2,806	$2,224
Accrued salaries and benefits	7,364	5,759
Accounts payable	1,989	1,402
Other current liabilities	4,317	3,414
Deferred revenue	658	1,078
Estimated liability for appeals	255	210
Earnout payable	410	—
Lease liabilities	2,882	—
Total current liabilities	20,681	14,087
Notes payable, net of current portion and unamortized debt issuance costs of $2,095 and $2,345, respectively	40,755	41,105
Deferred income taxes	53	22
Earnout payable	1,802	1,936
Lease liabilities	8,028	—
Other liabilities	2,167	3,383
Total liabilities	73,486	60,533
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized, 500,000 shares at March 31, 2019 and December 31, 2018 respectively; issued and outstanding 53,146 and 52,999 shares at March 31, 2019 and December 31, 2018, respectively	5	5
Additional paid-in capital	77,747	77,370
(Accumulated deficit)	(8,638)	(149)
Total stockholders’ equity	69,114	77,226
Total liabilities and stockholders’ equity	$142,600	$137,759
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Revenues	$34,876	$57,021
Operating expenses:
Salaries and benefits	29,116	21,781
Other operating expenses	12,953	23,020
Total operating expenses	42,069	44,801
(Loss) income from operations	(7,193)	12,220
Interest expense	(1,136)	(1,270)
Interest income	11	6
(Loss) income before provision for income taxes	(8,318)	10,956
Provision for income taxes	171	2,501
Net (loss) income	$(8,489)	$8,455
Net (loss) income per share
Basic	$(0.16)	$0.16
Diluted	$(0.16)	$0.16
Weighted average shares
Basic	53,059	51,320
Diluted	53,059	53,455
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Net (loss) income	$(8,489)	$8,455
Other comprehensive (loss) income:
Foreign currency translation adjustment	—	1
Comprehensive (loss) income	$(8,489)	$8,456

See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net (loss) income	$(8,489)	$8,455
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Release of net payable to client related to contract termination	—	(9,860)
Release of estimated liability for appeals due to termination of contract	—	(17,932)
Derecognition of subcontractor receivable for appeals due to termination of contract	—	5,535
Derecognition of subcontractor receivable for overturned claims	—	1,536
Provision for doubtful accounts for subcontractor receivable	—	1,868
Depreciation and amortization	2,312	2,576
Deferred income taxes	31	283
Stock-based compensation	499	639
Interest expense from debt issuance costs	232	331
Earnout mark-to-market	276	—
ROU assets amortization	660	—
Changes in operating assets and liabilities:
Trade accounts receivable	3,002	(5,905)
Prepaid expenses and other current assets	(372)	(82)
Income tax receivable	165	2,316
Other assets	—	41
Accrued salaries and benefits	1,605	1,417
Accounts payable	587	(80)
Deferred revenue and other current liabilities	483	1,571
Estimated liability for appeals	45	—
Net payable to client	—	(2,940)
Lease liabilities	(723)	—
Other liabilities	43	395
Net cash provided by (used in) operating activities	356	(9,836)
Cash flows from investing activities:
Purchase of property, equipment, and leasehold improvements	(1,486)	(2,500)
Net cash used in investing activities	(1,486)	(2,500)
Cash flows from financing activities:
Repayment of notes payable	—	(550)
Taxes paid related to net share settlement of stock awards	(156)	(299)
Proceeds from exercise of stock options	34	116
Net cash used in financing activities	(122)	(733)
Effect of foreign currency exchange rate changes on cash	—	1
Net decrease in cash, cash equivalents and restricted cash	(1,252)	(13,068)
Cash, cash equivalents and restricted cash at beginning of period	7,275	23,519
Cash, cash equivalents and restricted cash at end of period	$6,023	$10,451

Supplemental disclosures of cash flow information:
Cash received for income taxes	$(54)	$(299)
Cash paid for interest	$—	$939

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and cash equivalents	$4,364	$8,663
Restricted cash	$1,659	$1,788
Total cash, cash equivalents and restricted cash at end of period	$6,023	$10,451

See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements
For the Three Months Ended March 31, 2019 and 2018
(Unaudited)

1. Organization and Description of Business
(a) Basis of Presentation and Organization
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary (consisting only of normal recurring adjustments) for a fair presentation of our and our subsidiaries’ financial position at March 31, 2019, and the results of our operations and cash flows for the three months ended March 31, 2019 and 2018 and cash flows for the three months ended March 31, 2019 and 2018. Interim financial statements are prepared on a basis consistent with our annual consolidated financial statements. The interim financial statements included herein should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2018.
Performant Financial Corporation (the "Company" or "we") is a leading provider of technology-enabled recovery and analytics services in the United States. The Company's services help identify, restructure and recover delinquent or defaulted assets and improper payments for both government and private clients in a broad range of markets. Clients of the Company typically operate in complex and regulated environments and contract for their recovery needs in order to reduce losses on defaulted student loans, improper healthcare payments and delinquent state tax and federal treasury receivables. The Company generally provides services on an outsourced basis; handling many or all aspects of the clients’ recovery processes.
The Company's consolidated financial statements include the operations of Performant Financial Corporation (Performant), its wholly-owned subsidiaries Premiere Credit of North America, LLC (Premiere) and Performant Business Services, Inc., (PBS), and PBS's wholly-owned subsidiaries Performant Recovery, Inc. (Recovery), Performant Technologies, LLC., and Performant Europe Ltd. Performant is a Delaware corporation headquartered in California and was formed in 2003. Premiere is an Indiana limited liability company acquired by Performant on August 31, 2018. Performant Business Services, Inc. is a Nevada corporation founded in 1997. Recovery is a California corporation founded in 1976. PBS is a California corporation that was formed in 2004. All significant intercompany balances and transactions have been eliminated in consolidation.
The Company is managed and operated as one business, with a single management team that reports to the Chief Executive Officer.
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, primarily accounts receivable, intangible assets, goodwill, estimated liability for appeals, earnout payable, other liabilities, deferred income taxes and income tax expense and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Our actual results could differ from those estimates.
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
The following table presents revenue disaggregated by category (in thousands) for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Student Lending	$12,855	$19,105
Healthcare (1)	10,173	31,314
Other (2)	11,848	6,602
Total Revenues	$34,876	$57,021

(1)	Includes $27.8 million related to the termination of the 2009 CMS Region A contract for the three months ended March 31, 2018.

(2)	Represents outsourced call center services, tax and IRS.
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
The Company has applied the as-invoiced practical expedient or the variable allocation exception to contracts with performance obligations that have an average remaining duration of less than a year.
Revenue is recognized upon the collection of defaulted loan and debt payments. Loan rehabilitation revenue is recognized when the rehabilitated loans are sold (funded) by clients. Incentive revenue is recognized upon receipt of official notification of incentive award from customers.

Under the Company’s Medicare Secondary Payer (MSP) Commercial Payment Center (CPC) with Centers for Medicare and Medicaid Services (CMS), the Company recognizes revenues when insurance companies or other responsible parties remit payment to reimburse CMS for claims for which they are responsible, and the remittance has been applied in the CMS database. Under the Company’s Medicare Recovery Audit Contractor (RAC) contract with CMS, the Company recognizes revenues when the healthcare provider has paid CMS for a given claim or has agreed to an offset against other claims by the provider.
Under other healthcare contracts, the Company may recognize revenue upon delivering the results of claims audits, when sufficient reliable information is available to the Company for estimating the variable consideration earned, as it is a reasonable measure of the Company’s progress toward complete satisfaction of our performance obligation.
Healthcare providers have the right to appeal a claim and may pursue additional appeals if the initial appeal is found in favor of the healthcare client. Total estimated liability for appeals was $0.3 million and $0.2 million as of March 31, 2019 and December 31, 2018, respectively. This represents the Company’s best estimate of the amount probable of being refunded to the Company’s healthcare clients following successful appeals of claims for which commissions were previously collected.
The Company determines the allowance for doubtful accounts by specific identification. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is consider remote. The allowance for doubtful account was $130 thousand and $22 thousand at March 31, 2019 and December 31, 2018, respectively.
The Company determined that it does not have any costs related to obtaining or fulfilling a contract that are recoverable and as such, these contract costs are expensed as incurred.
The Company has contract assets of $6.6 million and $3.0 million as of March 31, 2019 and December 31, 2018, respectively. The contract assets relate to the Company’s rights to consideration for services completed during the three months ended March 31, 2019 and year ended December 31, 2018, but not invoiced at the reporting date. The increase in contract assets is primarily due to timing of invoices issued and increased volume of work. Contract assets are recorded to accounts receivable when the rights become unconditional and amounts are invoiced. Contract assets are included in trade accounts receivable in the consolidated balance sheets.
The Company has contract liabilities of $0.7 million as of March 31, 2019 and $1.1 million as of December 31, 2018, which are included in deferred revenue in the consolidated balance sheets. The Company’s contract liability relates to an advance recovery commission payment received from a customer during the first quarter of 2018, for which the Company anticipates revenue to be recognized as services are delivered.
(c) Prepaid Expenses and Other Current Assets
At March 31, 2019, prepaid expenses and other current assets were $3.8 million and included approximately $2.5 million related to prepaid software licenses and maintenance agreements and $0.5 million for prepaid insurance.
(d) Impairment of Goodwill and Long-Lived Assets
Goodwill and long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. The balance of goodwill was $81.6 million as of March 31, 2019 and December 31, 2018. There was no impairment expense for goodwill or long-lived assets for the three months ended March 31, 2019.
(e) Other Current Liabilities
At March 31, 2019, other current liabilities included $2.4 million for services received for which we have not received an invoice, $0.9 million for accrued subcontractor fees, $0.8 million in accrued interest expense, and $0.2 million for estimated workers' compensation claims incurred but not reported. At December 31, 2018 other current liabilities included $2.7 million for services received for which we have not received an invoice, $0.4 million for accrued subcontractor fees, and $0.2 million for estimated workers' compensation claims incurred but not reported.

(f) New Accounting Pronouncements
Recently Adopted Accounting Standards
In February 2016, the FASB issued ASU 2016-02, “Leases”, which requires the recognition of lease assets and lease liabilities on the balance sheet by lessees for those leases currently classified as operating leases under ASC Topic 840 Leases. The guidance is effective for our fiscal year beginning January 1, 2019 and should be applied using a modified retrospective approach. In July 2018, the FASB issued ASU No. 2018-11, Targeted Improvements, which provide the option to apply the new leasing standard to all open leases as of the adoption date. The Company elected to adopt this pronouncement on January 1, 2019 using the optional transition method under ASU 2018-11 and elected the package of practical expedients permitted under the transition guidance, which permits the Company not to reassess under the new standard prior conclusions about lease identification, lease classification and initial direct costs. The Company also elected to combine lease and non-lease components, and to apply the short-term lease exception.
As a result of implementing this guidance, the Company recognized $10.4 million of right of use (ROU) assets and $11.6 million of lease liabilities for its operating leases, including a reclassification of deferred rent of $1.2 million, on its consolidated balance sheet as of January 1, 2019.

The adoption did not impact the consolidated statements of operations, nor will it have a notable impact on the Company’s liquidity. The standard will also have no impact on the Company’s debt-covenant compliance under its current agreement. Results and disclosure requirements for reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts have not been adjusted and continue to be reported in accordance with historical accounting under Topic 840.

Under Topic 842, ROU assets represent the Company’s right to use an underlying asset for the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. We determine if an arrangement is a lease at inception. ROU assets and liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. As the implied discount rate in most of our leases is indeterminable, we use our incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. Our incremental borrowing rate is a hypothetical rate based on our understanding of what our credit rating would be. The ROU asset also includes any lease payments made prior to commencement and is recorded net of any lease incentives received. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise such options.

2. Property, Equipment, and Leasehold Improvements
Property, equipment, and leasehold improvements consist of the following at March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Land	$1,943	$1,943
Building and leasehold improvements	8,082	8,076
Furniture and equipment	6,480	6,248
Computer hardware and software	78,656	78,743
	95,161	95,010
Less accumulated depreciation and amortization	(73,673)	(72,755)
Property, equipment and leasehold improvements, net	$21,488	$22,255
Depreciation expense of property, equipment and leasehold improvements was $2.3 million and $2.4 million for the three months ended March 31, 2019 and 2018, respectively.

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
As of March 31, 2019, $45.8 million was outstanding under the Credit Agreement.
We have the option to extend the maturity of the Loans for two additional one-year periods, subject to the satisfaction of customary conditions.  The Loans bear interest at the one-month LIBOR rate (subject to a 1% per annum floor) plus a margin which may vary from 5.5% per annum to 10.0% per annum based on our total debt to EBITDA ratio. Our annual interest rate at March 31, 2019 was 8.0% and 8.0% at December 31, 2018. We are required to pay 5% of the original principal balance of the Loans annually in quarterly installments and to make mandatory prepayments of the Loans with a percentage of our excess cash flow which may vary between 75% and 0% depending on our total debt to EBITDA ratio and from the net cash proceeds of certain asset dispositions and debt not otherwise permitted under the Credit Agreement, in each case, subject to the lender's right to decline to receive such payments. The Loans may be voluntarily prepaid at any time, together with a prepayment premium of 1% for all voluntary prepayments prior to August 11, 2019.
The Credit Agreement contains certain restrictive financial covenants which are not effective until the quarter ending June 30, 2020, at which point, we will be required to (1) achieve a minimum fixed charge coverage ratio of 1.0 to 1.0 through December 31, 2020 and 1.25 to 1.0 through June 30, 2022 if the maturity date of the Loans is extended until the fifth anniversary of the Closing Date and (2) maintain a maximum total debt to EBITDA ratio of 6.00 to 1.00. The Credit Agreement also contains covenants that restrict the Company's and its subsidiaries’ ability to incur certain types or amounts of indebtedness, incur liens on certain assets, make material changes in corporate structure or the nature of its business, dispose of material assets, engage in a change in control transaction, make certain foreign investments, enter into certain restrictive agreements, or engage in certain transactions with affiliates. The Credit Agreement also contains various customary events of default, including with respect to change of control of the Company or its ownership of the Borrower.
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

The Company has accounted for these warrants as equity instruments since the warrants are indexed to the Company’s common shares and meet the criteria for classification in shareholders’ equity. The relative fair value of the warrants on August 11, 2017 and October 15, 2018, were approximately $3.3 million and $0.2 million, respectively and were treated as a discount to the associated debt. These amounts are being amortized to interest expense under the effective interest method over the life of the Term Loan and Additional Term Loans, respectively, which is a period of 48 months. The Company estimated the value of the warrants using the Black-Scholes model. The key assumptions used to value the warrants are as follows:

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
Outstanding debt obligations are as follows (in thousands):

March 31, 2019
Principal amount	$45,800
Less: unamortized discount and debt issuance costs	(2,239)
Loan payable less unamortized discount and debt issuance costs	43,561
Less: current maturities	(2,806)
Long-term loan payable, net of current maturities	$40,755

4. Leases
The Company has entered into various non-cancelable operating lease agreements for office facilities and equipment with original lease periods expiring between 2020 and 2025. Certain of these arrangements have free rent periods and /or escalating rent payment provisions. As such, we recognize rent expense under such arrangements on a straight-line basis in accordance with U.S. GAAP. Some leases include options to renew. We do not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. Leases with an initial term of twelve months or less are not recorded on the balance sheet.

Supplemental balance sheet information related to operating leases as of March 31, 2019 are as follows (in thousands):

Weighted Average Remaining Lease Term	4.5	years
Weighted Average Discount Rate	6.4%

Cash paid for amounts included in the measurement of operating lease liabilities were $0.9 million for the three months ended March 31, 2019, included in operating cash flows.

The following is a schedule, by years, of maturities of lease liabilities as of March 31, 2019 (in thousands):

Year Ending December 31,	Amount
Remainder of 2019	2,614
2020	3,397
2021	2,517
2022	1,902
2023	800
Thereafter	1,390
Total undiscounted cash flows	$12,620
Less imputed interest	$(1,710)
Present value of lease liabilities	$10,910
Disclosures related to periods prior to adoption of the new lease standard
Future minimum rental commitments under non-cancelable leases as of March 31, 2018 are as follows (in thousands):

Year Ending December 31,	Amount
Remainder of 2018	2,007
2019	3,070
2020	3,033
2021	2,139
2022	1,710
Thereafter	2,190
Total	$14,149
Operating lease expense was $0.9 million for the three months ended March 31, 2018.
5. Stock-based Compensation
(a) Stock Options
Total stock-based compensation expense charged as salaries and benefits expense in the consolidated statements of operations was $0.5 million and $0.6 million for the three months ended March 31, 2019 and 2018. The following table shows stock option activity for the three months ended March 31, 2019:

	Outstanding Options	Weighted average exercise price per share	Weighted average remaining contractual life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	2,459,102	$8.97	3.25	$273
Granted	—	—
Forfeited	(239,047)	7.20
Exercised	(19,478)	1.74
Outstanding at March 31, 2019	2,200,577	$9.23	3.37	$207
Vested, exercisable, expected to vest (1) at March 31, 2019	2,200,462	$9.23	3.37	$207
Exercisable at March 31, 2019	2,198,285	$9.23	3.37	$207

(1)	Options expected to vest reflect an estimated forfeiture rate.
The Company recognizes share-based compensation costs as expense on a straight-line basis over the option vesting period, which generally is four years.

(b) Restricted Stock Units and Performance Stock Units
The following table summarizes restricted stock unit and performance stock unit activity for the three months ended March 31, 2019:

	Number of Awards	Weighted average grant date fair value per share
Outstanding at December 31, 2018	2,933,236	$2.50
Granted	30,000	2.16
Forfeited	(94,075)	2.50
Vested and converted to shares, net of units withheld for taxes	(127,864)	1.75
Units withheld for taxes	(74,261)	1.75
Outstanding at March 31, 2019	2,667,036	$2.55
Expected to vest at March 31, 2019	2,534,184	$2.55
Restricted stock units and performance stock units granted under the Performant Financial Corporation Amended and Restated 2012 Stock Incentive Plan generally vest over periods ranging from one to four years.
6. Income Taxes
Our effective income tax rate changed to (2.1)% for the three months ended March 31, 2019 from 22.8% for the three months ended March 31, 2018. The change in the effective tax rate is primarily driven by the overall losses from operations for the three months ended March 31, 2019 for which no benefit is recognized due to valuation allowance.
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
7. Earnings (Loss) per Share
For the three months ended March 31, 2019 and 2018, basic earnings (loss) per share is calculated by dividing net income (loss) by the sum of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of common stock and dilutive common share equivalents outstanding during the period. Common share equivalents consist of stock options, restricted stock units, performance stock units, and warrants. When there is a loss in the period, dilutive common share equivalents are excluded from the calculation of diluted earnings per share, as their effect would be anti-dilutive. For example, for the three months ended March 31, 2019, dilutive common share equivalents have been excluded, and diluted weighted average shares outstanding are the same as basic average shares outstanding. When there is net income in the period, the Company excludes stock options, restricted stock units, performance stock units and warrants from the calculation of diluted earnings per share when their combined exercise price and unamortized fair value exceeds the average market price of the Company's common stock because their effect would be anti-dilutive. For the three months ended March 31, 2018, the Company excluded 2,346,711 options from the calculation of diluted earnings per share because their effect would be anti-dilutive. The following table reconciles the basic to diluted weighted average shares outstanding using the treasury stock method (shares in thousands):

	Three Months Ended March 31,
	2019	2018
Weighted average shares outstanding – basic	53,059	51,320
Dilutive effect of stock options	—	2,135
Weighted average shares outstanding – diluted	53,059	53,455

8. Subsequent Events
On April 5, 2019, the Company borrowed $5 million of the $21 million available as Additional Term Loans under the Credit Agreement as amended. In connection with this borrowing, we issued a warrant to the lender to purchase an aggregate of 386,333 shares of the Company's common stock (representing approximately 0.75% of our diluted common stock calculated using the "treasury stock" method as defined under U.S. GAAP for the fiscal quarter ended June 30, 2017) with an exercise price of $1.92 per share.
We have evaluated subsequent events through the date these consolidated financial statements were issued and there are no other events that have occurred that would require adjustments or disclosures to our consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
You should read the following discussion in conjunction with our consolidated financial statements (unaudited) and related notes included elsewhere in this report. This report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” under Item 1A of Part II of this report. In light of these risks, uncertainties and assumptions, the forward-looking events and trends discussed in this report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Forward-looking statements include, but are not limited to, statements about our: opportunities and expectations for growth in the student lending, healthcare and other markets; anticipated trends and challenges in our business and competition in the markets in which we operate; our client relationships and our ability to maintain such client relationships; our ability to maintain compliance with the covenants in our debt agreements; the adaptability of our technology platform to new markets and processes; our ability to invest in and utilize our data and analytics capabilities to expand our capabilities; the sufficiency of our appeals reserve; our growth strategy of expanding in our existing markets and considering strategic alliances or acquisitions; our ability to meet our liquidity and working capital needs; maintaining, protecting and enhancing our intellectual property; our expectations regarding future expenses; expected future financial performance; and our ability to comply with and adapt to industry regulations and compliance demands. The forward-looking statements in this report speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
Overview
We provide technology-enabled audit, recovery, outsource services and related analytics services in the United States. Our services help identify improper payments, and in some markets, restructure and recover delinquent or defaulted assets and improper payments for both government and private clients in a broad range of markets. Our clients typically operate in complex and regulated environments and outsource their recovery needs in order to reduce losses on billions of dollars of defaulted student loans, improper healthcare payments and delinquent state and federal tax and federal treasury and other receivables. We also provide complex outsource services for clients across our various markets, where we handle many or all aspects of our clients’ various processes.
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
Sources of Revenues
We derive our revenues from services for clients in a variety of different markets. These markets include our two largest markets, healthcare and student lending, as well as our other markets which include but are not limited to outsourced call center services, delinquent state and federal taxes and federal treasury and other receivables.

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Student Lending	$12,855	$19,105
Healthcare (1)	10,173	31,314
Other (2)	11,848	6,602
Total Revenues	$34,876	$57,021

(1)	Includes one-time release of a $27.8 million appeals reserve related to the termination of the 2009 CMS Region A contract which took place during the three months ended March 31, 2018.

(2)	Represents outsourced call center services, tax and IRS.

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
Healthcare providers have the right to appeal a claim and may pursue additional appeals if the initial appeal is found in favor of the healthcare insurer. Total estimated liability for appeals was $0.3 million and $0.2 million as of March 31, 2019 and December 31, 2018, respectively. This represents our best estimate of the amount probable of being refunded to our healthcare clients following successful appeals of claims for which commissions were previously collected.
For our commercial healthcare business, our business strategy is focused on utilizing our technology-enabled services platform to provide audit, recovery and analytical services for private healthcare payers. We have entered into contracts with several private payers, although these contracts are in the early stage of implementation. Revenues from our commercial healthcare clients were $4.3 million for the quarter ended March 31, 2019 compared to revenues of $2.2 million that we earned from our commercial healthcare clients during the quarter ended March 31, 2018.
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

An important metric in evaluating our student lending business is Placement Volume. Our Placement Volume represents the dollar volume of defaulted student loans first placed with us during the specified period by public and private clients for recovery. Placement Volume allows us to measure and track trends in the amount of inventory our clients in the student lending market are placing with us during any period. The revenues associated with the recovery of a portion of these loans may be recognized in subsequent accounting periods, which assists management in estimating future revenues and in allocating resources necessary to address current Placement Volumes. As a result of the Department of Education’s termination of our January 2018 contract and its last procurement in its entirety, all of our Placement Volume is currently coming from Guaranty Agencies.

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Total Student Lending Placement Volume	$1,070,125	$913,657
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

Client Contract Cancellation
Substantially all of our contracts entitle our clients to unilaterally terminate their contractual relationship with us at any time without penalty. If we lose one of our significant clients, including if one of our significant clients is acquired by an entity that does not use our services, if the terms of compensation for our services change or if there is a reduction in the level of placements provided by any of these clients, our revenues could decline.
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
Healthcare providers have the right to appeal a claim and may pursue additional appeals if the initial appeal is found in favor of the healthcare client. Total estimated liability for appeals was $0.3 million and $0.2 million as of March 31, 2019 and December 31, 2018, respectively. This represents our best estimate of the amount probable of being refunded to our healthcare clients following successful appeals of claims for which commissions were previously collected.
We determined that we do not have any costs related to obtaining or fulfilling a contract that are recoverable and as such, these contract costs are expensed as incurred.
Recent Accounting Pronouncements
See "New Accounting Pronouncements" in Note 1(f) of the Consolidated Financial Statements included in Part I - Item 1 of this report.

Results of Operations
Three Months Ended March 31, 2019 compared to the Three Months Ended March 31, 2018
The following table represents our historical operating results for the periods presented:

	Three Months Ended March 31,
	2019	2018	$ Change	% Change
	(in thousands)
Consolidated Statement of Operations Data:
Revenues	$34,876	$57,021	$(22,145)	(39)%
Operating expenses:
Salaries and benefits	29,116	21,781	7,335	34%
Other operating expenses	12,953	23,020	(10,067)	(44)%
Total operating expenses	42,069	44,801	(2,732)	(6)%
(Loss) income from operations	(7,193)	12,220	19,413	(159)%
Interest expense	(1,136)	(1,270)	(134)	(11)%
Interest income	11	6	5	45%
(Loss) income before provision for income taxes	(8,318)	10,956	19,274	(176)%
Provision for income taxes	171	2,501	2,330	93%
Net (loss) income	$(8,489)	$8,455	$16,944	(200)%
Revenues
Revenues were $34.9 million for the three months ended March 31, 2019, a decrease of approximately 39%, compared to revenues of $57.0 million for the three months ended March 31, 2018.
Student lending revenues were $12.9 million for the three months ended March 31, 2019, representing a decrease of $6.2 million, or 32%, compared to the three months ended March 31, 2018. The decrease was primarily the result of reduced revenues from Great Lakes Higher Education Guaranty Corporation, which had revenues of $1.2 million in the first quarter of 2019, compared to $10.0 million in the prior year period, partially offset by a $2.6 million increase in revenues from other guaranty agencies.
Healthcare revenues were $10.2 million for the three months ended March 31, 2019, representing a decrease of $21.1 million, or 67%, compared to the three months ended March 31, 2018. This decrease was due primarily to the one-time release of a $27.8 million appeals reserve in connection with the termination of our 2009 CMS Region A contract in the first quarter of 2018. Excluding the $27.8 million impact of the termination of the 2009 CMS Region A contract, healthcare revenues in the first quarter of 2019 increased $6.7 million, or 191%, when compared to $3.5 million in the prior year period.
Other revenues were $11.8 million for the three months ended March 31, 2019, representing an increase of $5.2 million, or 79%, compared to the three months ended March 31, 2018. This increase was primarily due to revenues from Premiere, which was acquired on August 31, 2018.
Salaries and Benefits
Salaries and benefits expense was $29.1 million for the three months ended March 31, 2019, an increase of $7.3 million, or 34%, compared to salaries and benefits expense of $21.8 million for the three months ended March 31, 2018. The increase in salaries and benefits expense was primarily due to an increase in headcount as a result of the acquisition of Premiere, and increased headcount in anticipation of ramp up activity related to new clients and contracts.

Other Operating Expenses
Other operating expenses were $13.0 million for the three months ended March 31, 2019, a decrease of $10.1 million, or 44%, compared to other operating expenses of $23.0 million for the three months ended March 31, 2018. The decrease in other operating expenses was primarily due to a $7.1 million derecognition of subcontractor receivable associated with the termination of the 2009 CMS Region A contract and a $1.9 million allowance for doubtful accounts against subcontractor receivable, both of which occurred in the first quarter of 2018.
Loss (income) from Operations
Loss from operations was $7.2 million for the three months ended March 31, 2019, compared to income from operations of $12.2 million for the three months ended March 31, 2018. The decrease was primarily the result of the one-time release of a $27.8 million appeals reserve in connection with the termination of the 2009 CMS Region A contract in the first quarter of 2018 discussed above, and increased salaries and benefits partially offset by lower other operating expenses in the first quarter of 2019.
Interest Expense
Interest expense was $1.1 million for the three months ended March 31, 2019, compared to $1.3 million for the three months ended March 31, 2018. Interest expense decreased by approximately $0.1 million or 11% due to lower outstanding balance and lower interest rate in 2019 compared to 2018.
Income Taxes
We recognized an income tax expense of $0.2 million for the three months ended March 31, 2019, compared to an income tax expense of $2.5 million for the three months ended March 31, 2018. Our effective income tax rate decreased to (2)% for the three months ended March 31, 2019, from 23% for the three months ended March 31, 2018. The change in the effective tax rate is primarily driven by the overall losses from operations for the three months ended March 31, 2019 for which no benefit is recognized due to valuation allowance.
Net Loss
As a result of the factors described above, net loss was $8.5 million for the three months ended March 31, 2019, which represented an increase of $16.9 million, or 200% compared to net income of $8.5 million for the three months ended March 31, 2018.

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
Because of these limitations, you should consider adjusted EBITDA and adjusted net income alongside other financial performance measures, including net income and our other U.S. GAAP results. The following tables present a reconciliation of adjusted EBITDA and adjusted net income for each of the periods indicated:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Adjusted EBITDA:
Net (loss) income	$(8,489)	$8,455
Provision for income taxes	171	2,501
Interest expense (1)	1,136	1,270
Interest income	(11)	(6)
Depreciation and amortization	2,312	2,576
CMS Region A contract termination (5)	—	(18,816)
Stock-based compensation	499	639
Adjusted EBITDA	$(4,382)	$(3,381)

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Adjusted Net Loss:
Net loss (income)	$(8,489)	$8,455
Stock-based compensation	499	639
Amortization of intangibles (2)	59	203
Deferred financing amortization costs (3)	232	331
CMS Region A contract termination (5)	—	(18,816)
Tax adjustments (4)	(217)	4,852
Adjusted Net Loss	$(7,916)	$(4,336)

(1)	Represents interest expense and amortization of issuance costs related to the refinancing of our indebtedness.

(2)	Represents amortization of capitalized expenses related to the acquisition of Performant by an affiliate of Parthenon Capital Partners in 2004.

(3)	Represents amortization of capitalized financing costs related to our Credit Agreement for 2018.

(4)	Represents tax adjustments assuming a marginal tax rate of 27.5%.

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

Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash flows from operations and the availability of up to $16 million in additional term loans under the Credit Agreement discussed below. Cash and cash equivalents, which includes restricted cash and consists primarily of cash on deposit with banks, totaled $6.0 million as of March 31, 2019, compared to $7.3 million as of December 31, 2018. Due to our existing cash and cash equivalents, availability under the Credit Agreement and our ability to restructure both our variable and fixed expenses, we believe that we have the ability to meet our working capital and capital expenditure needs for the foreseeable future.
The $1.3 million decrease in the balance of our cash and cash equivalents from December 31, 2018, was primarily due to $1.5 million negative cash flows from investing activities discussed below.

Cash flows from operating activities
Cash provided by operating activities was $0.4 million for the three months ended March 31, 2019, compared to negative cash used in operating activities of $9.8 million for the same period in 2018. The increase in cash flows from operating activities is due primarily to our cash provided of trade accounts receivable of $3.0 million, accrued salaries and benefits of $1.6 million and accounts payable of $0.6 million, which was partially offset by our net loss of ($8.5) million and non-cash adjustments of $4.0 million.
Cash flows from investing activities
Cash used in investing activities of $1.5 million for the three months ended March 31, 2019 was mainly for capital expenditures related to information technology, data storage, hardware, telecommunication systems and security enhancements to our information technology systems. Cash used in investing activities in the three months ended March 31, 2018 was $2.5 million.
Cash flows from financing activities
Cash used in financing activities of $0.1 million for the three months ended March 31, 2019 was primarily attributable to taxes paid related to net share settlement of stock awards. Cash used in financing activities in the three months ended March 31, 2018 was $0.7 million primarily attributable to repayments of principal of $0.6 million on long-term debt.
Restricted Cash
As of March 31, 2019, restricted cash included in current assets on our consolidated balance sheet was $1.7 million.
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
As of March 31, 2019, $45.8 million was outstanding under the Credit Agreement.

We have the option to extend the maturity of the Loans for two additional one year periods, subject to the satisfaction of customary conditions. The Loans bear interest at the one-month LIBOR rate (subject to a 1% per annum floor) plus a margin which may vary from 5.5% per annum to 10.0% per annum based on our total debt to EBITDA ratio. Our annual interest rate at March 31, 2019, was 8.0%, and at December 31, 2018 was 8.0%. We are required to pay 5% of the original principal balance of the Loans annually in quarterly installments and to make mandatory prepayments of the Loans with a percentage of our excess cash flow which may vary between 75% and 0% depending on our total debt to EBITDA ratio and from the net cash proceeds of certain asset dispositions and debt not otherwise permitted under the Credit Agreement, in each case, subject to the lender's right to decline to receive such payments. The Loans may be voluntarily prepaid at any time, together with a prepayment premium of 1% for all voluntary prepayments prior to August 11, 2019.

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

Management, with the participation of our Chief Executive Officer and our Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were functioning effectively at the reasonable assurance level as of March 31, 2019.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The success of our business depends in part upon our proprietary technology platform. We rely on a combination of copyright, patent, trademark, and trade secret laws, as well as on confidentiality procedures and non-compete agreements, to establish and protect our proprietary technology rights. The steps we have taken to deter misappropriation of our proprietary technology may be insufficient to protect our proprietary information. In particular, we may not be able to protect our trade secrets, know how and other proprietary information adequately. Although we use reasonable efforts to protect this proprietary information and technology, our employees, consultants and other parties may unintentionally or willfully disclose our information or technology to competitors. Enforcing a claim that a third party illegally obtained and is using any of our proprietary information or technology is expensive and time consuming, and the outcome is unpredictable. We rely, in part, on nondisclosure, confidentiality and invention assignment agreements with our employees, consultants and other parties to protect our trade secrets, know how and other intellectual property and proprietary information. These agreements may not be self executing, or they may be breached and we may not have adequate remedies for such breach. Moreover, third parties may independently develop similar or equivalent proprietary information or otherwise gain access to our trade secrets, know how and other proprietary information. Any infringement, misappropriation or other violation of our patents, trademarks, copyrights, trade secrets, or other intellectual property rights could adversely affect any competitive advantage we currently derive or may derive from our proprietary technology platform and we may incur significant costs associated with litigation that may be necessary to enforce our intellectual property rights.

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
None.
ITEM 5. OTHER INFORMATION
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

PERFORMANT FINANCIAL CORPORATION
Date:	May 14, 2019
		By:	/s/ Lisa Im
Lisa Im

Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Ian Johnston
Ian Johnston

Vice President and Chief Accounting Officer