Form 10-Q
period 2019-06-30
Performant Financial Corp
filed 2019-08-14
CIK 1550695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
The number of shares of Common Stock outstanding as of August 12, 2019 was 53,657,936.

PERFORMANT FINANCIAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2019
INDEX

i

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,313	$5,462
Restricted cash	1,659	1,813
Trade accounts receivable, net of allowance for doubtful accounts of $184 and $22, respectively	18,662	20,879
Prepaid expenses and other current assets	4,044	3,420
Income tax receivable	—	179
Total current assets	28,678	31,753
Property, equipment, and leasehold improvements, net	20,871	22,255
Identifiable intangible assets, net	1,042	1,160
Goodwill	81,572	81,572
ROU assets	9,046	—
Other assets	1,043	1,019
Total assets	$142,252	$137,759
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of notes payable to related party, net of unamortized debt issuance costs of $136 and $126, respectively	$2,677	$2,224
Accrued salaries and benefits	5,478	5,759
Accounts payable	1,958	1,402
Other current liabilities	3,074	3,414
Income taxes payable	24	—
Deferred revenue	1,053	1,078
Estimated liability for appeals	315	210
Earnout payable	196	—
Lease liabilities	2,880	—
Total current liabilities	17,655	14,087
Notes payable to related party, net of current portion and unamortized debt issuance costs of $2,619 and $2,345, respectively	50,218	41,105
Deferred income taxes	53	22
Earnout payable	828	1,936
Lease liabilities	7,310	—
Other liabilities	2,240	3,383
Total liabilities	78,304	60,533
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized, 500,000 shares at June 30, 2019 and December 31, 2018 respectively; issued and outstanding 53,648 and 52,999 shares at June 30, 2019 and December 31, 2018, respectively	5	5
Additional paid-in capital	78,980	77,370
Accumulated deficit	(15,037)	(149)
Total stockholders’ equity	63,948	77,226
Total liabilities and stockholders’ equity	$142,252	$137,759
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues	$35,830	$31,336	$70,706	$88,357
Operating expenses:
Salaries and benefits	28,929	22,305	58,045	44,086
Other operating expenses	11,211	12,399	24,164	35,419
Total operating expenses	40,140	34,704	82,209	79,505
(Loss) income from operations	(4,310)	(3,368)	(11,503)	8,852
Interest expense	(1,958)	(1,141)	(3,094)	(2,411)
Interest income	11	7	22	13
(Loss) income before provision for income taxes	(6,257)	(4,502)	(14,575)	6,454
Provision for (benefit from) income taxes	142	(911)	313	1,590
Net (loss) income	$(6,399)	$(3,591)	$(14,888)	$4,864
Net (loss) income per share
Basic	$(0.12)	$(0.07)	$(0.28)	$0.09
Diluted	$(0.12)	$(0.07)	$(0.28)	$0.09
Weighted average shares
Basic	53,367	51,643	53,214	51,483
Diluted	53,367	51,643	53,214	53,501
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity
(In thousands)
(Unaudited)

	Three Months Ended June 30, 2019					Three Months Ended June 30, 2018
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total	Common Stock		Additional Paid-In Capital	Retained Earnings	Total
	Shares	Amount				Shares	Amount
Balances at beginning of period	53,146	$5	$77,747	$(8,638)	$69,114	51,495	$5	$72,915	$16,316	$89,236
Common stock issued under stock plans, net of shares withheld for employee taxes	502	—	(289)	—	(289)	425	—	(223)	—	(223)
Stock-based compensation expense	—	—	719	—	719	—	—	950	—	950
Recognition of warrant issued in debt financing	—	—	803	—	803	—	—	—	—	—
Net loss	—	—	—	(6,399)	(6,399)	—	—	—	(3,591)	(3,591)
Balances at end of period	53,648	$5	$78,980	$(15,037)	$63,948	51,920	$5	$73,642	$12,725	$86,372

	Six Months Ended June 30, 2019					Six Months Ended June 30, 2018
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total	Common Stock		Additional Paid-In Capital	Retained Earnings	Total
	Shares	Amount				Shares	Amount
Balances at beginning of period	52,999	$5	$77,370	$(149)	$77,226	51,085	$5	$72,459	$7,861	$80,325
Common stock issued under stock plans, net of shares withheld for employee taxes	649	—	(411)	—	(411)	835	—	(406)	—	(406)
Stock-based compensation expense	—	—	1,218		1,218	—	—	1,589	—	1,589
Recognition of warrant issued in debt financing	—	—	803	—	803	—	—	—	—	—
Net income (loss)	—	—	—	(14,888)	(14,888)	—	—	—	4,864	4,864
Balances at end of period	53,648	$5	$78,980	$(15,037)	$63,948	51,920	$5	$73,642	$12,725	$86,372

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net (loss) income	$(14,888)	$4,864
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Loss on disposal of assets	—	43
Release of net payable to client related to contract termination	—	(9,860)
Release of estimated liability for appeals due to termination of contract	—	(17,932)
Derecognition of subcontractor receivable for appeals due to termination of contract	—	5,535
Derecognition of subcontractor receivable for overturned claims	—	1,536
Provision for doubtful accounts for subcontractor receivable	—	1,868
Depreciation and amortization	4,557	5,113
ROU assets amortization	1,335	—
Deferred income taxes	31	49
Stock-based compensation	1,218	1,589
Interest expense from debt issuance costs	543	664
Earnout mark-to-market	(912)	—
Changes in operating assets and liabilities:
Trade accounts receivable	2,217	(3,098)
Prepaid expenses and other current assets	(624)	521
Income tax receivable	179	1,237
Other assets	(24)	45
Accrued salaries and benefits	(281)	101
Accounts payable	556	116
Deferred revenue and other current liabilities	(365)	2,144
Income taxes payable	24	—
Estimated liability for appeals	105	(12)
Net payable to client	—	(2,940)
Lease liabilities	(1,443)	—
Other liabilities	117	641
Net cash used in operating activities	(7,655)	(7,776)
Cash flows from investing activities:
Purchase of property, equipment, and leasehold improvements	(3,062)	(4,473)
Net cash used in investing activities	(3,062)	(4,473)
Cash flows from financing activities:
Repayment of notes payable	(1,150)	(1,100)
Debt issuance costs paid	(25)	—
Taxes paid related to net share settlement of stock awards	(445)	(591)
Proceeds from exercise of stock options	34	186
Borrowings from notes payable	11,000	—
Net cash provided by (used in) financing activities	9,414	(1,505)
Net decrease in cash, cash equivalents and restricted cash	(1,303)	(13,754)
Cash, cash equivalents and restricted cash at beginning of period	7,275	23,519
Cash, cash equivalents and restricted cash at end of period	$5,972	$9,765

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

Non-cash financing activities:
Recognition of warrant issued in debt financing	$803	$—

Supplemental disclosures of cash flow information:
Cash received for income taxes	$20	$82
Cash paid for interest	$2,551	$1,748

Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and cash equivalents	$4,313	$7,977
Restricted cash	$1,659	$1,788
Total cash, cash equivalents and restricted cash at end of period	$5,972	$9,765

See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements
For the Three and Six Months Ended June 30, 2019 and 2018
(Unaudited)

1. Organization and Description of Business
(a) Basis of Presentation and Organization
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary (consisting only of normal recurring adjustments) for a fair presentation of our and our subsidiaries’ financial position at June 30, 2019, and the results of our operations for the three and six months ended June 30, 2019 and 2018 and cash flows for the six months ended June 30, 2019 and 2018. Interim financial statements are prepared on a basis consistent with our annual consolidated financial statements. The interim financial statements included herein should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2018.
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
The Company's consolidated financial statements include the operations of Performant Financial Corporation (Performant), its wholly-owned subsidiaries Premiere Credit of North America, LLC (Premiere) and Performant Business Services, Inc., (PBS), and PBS's wholly-owned subsidiaries Performant Recovery, Inc. (Recovery), Performant Technologies, LLC., and Performant Europe Ltd. Performant is a Delaware corporation headquartered in California and was formed in 2003. Premiere is an Indiana limited liability company acquired by Performant on August 31, 2018. PBS is a Nevada corporation founded in 1997. Recovery is a California corporation founded in 1976. Performant Technologies, LLC is a California limited liability company that was originally formed in 2004. All significant intercompany balances and transactions have been eliminated in consolidation.
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
The following table presents revenue disaggregated by category for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Recovery (1)	$22,107	$20,491	$43,482	$42,431
Healthcare (2)	9,263	6,095	18,283	37,408
Customer Care / Outsourced Services	4,460	4,750	8,941	8,518
Total Revenues	$35,830	$31,336	$70,706	$88,357

(1)	Represents student lending, tax, IRS, and Treasury markets, as well as Premiere Credit of North America.

(2)	Includes $27.8 million related to the termination of the 2009 CMS Region A contract for the six months ended June 30, 2018.
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
Under the Company’s Medicare Secondary Payer (MSP) Commercial Payment Center (CPC) contract with Centers for Medicare and Medicaid Services (CMS), the Company recognizes revenues when insurance companies or other responsible parties remit payment to reimburse CMS for claims for which they are responsible, and the remittance has been applied in the CMS database. Under the Company’s Medicare Recovery Audit Contractor (RAC) contract with CMS, the Company recognizes revenues when the healthcare provider has paid CMS for a given claim or has agreed to an offset against other claims by the provider.
Under other healthcare contracts, the Company may recognize revenue upon delivering the results of claims audits, when sufficient reliable information is available to the Company for estimating the variable consideration earned, as it is a reasonable measure of the Company’s progress toward complete satisfaction of our performance obligation.
Healthcare providers have the right to appeal a claim and may pursue additional appeals if the initial appeal is found in favor of the healthcare client. Total estimated liability for appeals was $0.3 million and $0.2 million as of June 30, 2019 and December 31, 2018, respectively. This represents the Company’s best estimate of the amount probable of being refunded to the Company’s healthcare clients following successful appeals of claims for which commissions were previously collected.
The Company determines the allowance for doubtful accounts by specific identification. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is consider remote. The allowance for doubtful account was $184 thousand and $22 thousand at June 30, 2019 and December 31, 2018, respectively.
The Company determined that it does not have any costs related to obtaining or fulfilling a contract that are recoverable and as such, these contract costs are expensed as incurred.
The Company has contract assets of $1.7 million and $0.5 million as of June 30, 2019 and December 31, 2018, respectively. The contract assets relate to the Company’s rights to consideration for services completed during the six months ended June 30, 2019 and year ended December 31, 2018, but not invoiced at the reporting date. The increase in contract assets is primarily due to timing of invoices issued and increased volume of work. Contract assets are recorded to accounts receivable when the rights become unconditional and amounts are invoiced. Contract assets are included in trade accounts receivable in the consolidated balance sheets.
The Company has contract liabilities of $1.1 million as of June 30, 2019 and $1.1 million as of December 31, 2018, which are included in deferred revenue in the consolidated balance sheets. The Company’s contract liability relates to an advance recovery commission payment received from a customer, for which the Company anticipates revenue to be recognized as services are delivered.
(c) Prepaid Expenses and Other Current Assets
At June 30, 2019, prepaid expenses and other current assets were $4.0 million and included approximately $2.9 million related to prepaid software licenses and maintenance agreements, $0.3 million for prepaid insurance, and $0.8 million for various other prepaid expenses.
(d) Impairment of Goodwill and Long-Lived Assets
Goodwill and long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There was no need to impair long-lived assets as of June 30, 2019. The balance of goodwill was $81.6 million as of June 30, 2019 and December 31, 2018. Due to the decline in the Company’s stock price in June, the Company performed a quantitative impairment assessment of whether it is more likely than not that goodwill fair value is less than its carrying amount as of June 30, 2019, and concluded that there was no need to impair goodwill.

(e) Other Current Liabilities
At June 30, 2019, other current liabilities included $2.4 million for services received for which we have not received an invoice, $0.4 million for accrued subcontractor fees, and $0.3 million for estimated workers' compensation claims incurred but not reported. At December 31, 2018, other current liabilities included $2.8 million for services received for which we have not received an invoice, $0.4 million for accrued subcontractor fees, and $0.2 million for estimated workers' compensation claims incurred but not reported.
(f) Earnout Payable
On August 31, 2018, the Company completed its acquisition of Premiere from the ECMC Group, Inc. (“ECMC”). The consideration paid by the Company in connection with the acquisition included the issuance of 1,000,000 Performant shares to ECMC at the closing of the acquisition, and additional contingent earnout shares that may be issuable over the five-year period following the closing based on revenue associated with Premiere’s business in each year. The contingent earnout consideration was valued based on a Monte Carlo simulation and recorded as a liability on the consolidated balance sheet. The earnout consideration payable is valued at the end of each reporting period with changes in value recorded in other operating expenses on the consolidated statement of operations.
(g) New Accounting Pronouncements

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

2. Property, Equipment, and Leasehold Improvements
Property, equipment, and leasehold improvements consist of the following at June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Land	$1,943	$1,943
Building and leasehold improvements	8,136	8,076
Furniture and equipment	6,485	6,248
Computer hardware and software	80,164	78,743
	96,728	95,010
Less accumulated depreciation and amortization	(75,857)	(72,755)
Property, equipment and leasehold improvements, net	$20,871	$22,255
Depreciation expense of property, equipment and leasehold improvements was $2.2 million and $2.3 million for the three months ended June 30, 2019 and 2018, respectively, and $4.4 million and $4.7 million for the six months ended June 30, 2019 and 2018, respectively.
33. Credit Agreement
On August 7, 2017, we, through our wholly-owned subsidiary Performant Business Services, Inc. (the "Borrower"), entered into a credit agreement (as amended, the “Credit Agreement”) with ECMC Group, Inc.  Before the amendment described below, the Credit Agreement provided for a term loan facility in the initial amount of $44 million (the “Initial Term Loan”) and for up to $15 million of additional term loans (“Additional Term Loans”; and together with the Initial Term Loan, the “Loans”) which original Additional Term Loans were initially able to be drawn until the second anniversary of the funding of the Initial Term Loans, subject to the satisfaction of customary conditions.  On August 11, 2017, the Initial Term Loan was advanced (the "Closing Date") and the proceeds were applied to repay all outstanding amounts under our prior credit agreement with Madison Capital Funding LLC as administrative agent ("the Prior Credit Agreement"). On August 31, 2018, we entered into Amendment No. 2 to the Credit Agreement to among other things (i) extend the maturity date of the Initial Term Loan and any Additional Term Loans by one year to August 2021, (ii) expand the Additional Term Loans commitment from $15 million to $25 million, (iii) extend the period during which Additional Term Loans can be borrowed by one year to August 2020, and (iv) relieve the Borrower from its obligation to comply with the financial covenants in the Credit Agreement during the six fiscal quarters following the Premiere acquisition. On October 15, 2018, the Company borrowed $4 million of the $25 million available as Additional Term Loans under the Credit Agreement.
On March 21, 2019, we entered into Amendment No. 3 to the Credit Agreement to among other things relieve the Borrower from its obligation to comply with the financial covenants in the Credit Agreement until the quarter ending June 30, 2020. On April 5, 2019 and May 15, 2019, the Company borrowed $5 million and $6 million, respectively, of the Additional Term Loans, leaving $10 million available as of June 30, 2019.
As of June 30, 2019, $55.7 million was outstanding under the Credit Agreement.
We have the option to extend the maturity of the Loans for two additional one-year periods, subject to the satisfaction of customary conditions.  The Loans bear interest at the one-month LIBOR rate (subject to a 1% per annum floor) plus a margin which may vary from 5.5% per annum to 10.0% per annum based on our total debt to EBITDA ratio. Our annual interest rate at June 30, 2019 was 12.4% and 8.0% at December 31, 2018. We are required to pay 5% of the original principal balance of the Loans annually in quarterly installments and to make mandatory prepayments of the Loans with a percentage of our excess cash flow which may vary between 75% and 0% depending on our total debt to EBITDA ratio and from the net cash proceeds of certain asset dispositions and debt not otherwise permitted under the Credit Agreement, in each case, subject to the lender's right to decline to receive such payments. The Loans may be voluntarily prepaid at any time, together with a prepayment premium of 1% for all voluntary prepayments prior to August 11, 2019.

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
Upon any further borrowing of the Additional Term Loans, the Company will be required to issue additional warrants at the same Exercise Price to purchase up to an aggregate of 77,267 additional shares of common stock (which represents approximately 0.15% of our diluted common stock calculated using the “treasury stock” method as defined under U.S. GAAP for the fiscal quarter ended June 30, 2017) for each $1.0 million of such Additional Term Loans. Similarly, upon our election to extend the maturity of the loans for two additional one year periods, we will be required to issue additional warrants at the same Exercise Price to purchase up to an aggregate of 515,110 additional shares of common stock for the first year, and to purchase up to an aggregate of 772,665 additional shares of common stock for the second year (which represent approximately 1.0% and 1.5% of our diluted common stock for the first and second years, respectively, calculated using the “treasury stock” method as defined under U.S. GAAP for the fiscal quarter ended June 30, 2017).
The Company has accounted for these warrants as equity instruments since the warrants are indexed to the Company’s common shares and meet the criteria for classification in shareholders’ equity. The relative fair values of the warrants are noted below and were treated as a discount to the associated debt. These amounts are being amortized to interest expense under the effective interest method over the life of the Term Loan and Additional Term Loans, respectively, which is a period of 48 months. The Company estimated the value of the warrants using the Black-Scholes model. The key information and assumptions used to value the warrants are as follows:

	August 2017 Issuance	October 2018 Issuance	April 2019 Issuance	May 2019 Issuance
Exercise price	$1.92	$1.92	$1.92	$1.92
Share price on date of issuance	$1.85	$1.93	$2.24	$1.75
Volatility	50.0%	55.0%	57.5%	57.5%
Risk-free interest rate	1.83%	3.01%	2.31%	2.15%
Expected dividend yield	—%	—%	—%	—%
Contractual term (in years)	5	5	5	5
Number of shares	3,863,326	309,066	386,333	463,599
Relative fair value of each warrant	$3.3 million	$0.2 million	$0.4 million	$0.4 million
In addition, at the closing of the Initial Term Loan, the Company paid transaction costs of $0.6 million, which were recorded as a discount on the debt and are being amortized to interest expense using the effective interest method over the life of the Initial Term Loan, which is a period of 48 months.

Outstanding debt obligations are as follows (in thousands):

June 30, 2019
Principal amount	$55,650
Less: unamortized discount and debt issuance costs	(2,755)
Notes payable less unamortized discount and debt issuance costs	52,895
Less: current maturities, net of unamortized discount and debt issuance costs	(2,677)
Long-term notes payable, net of current maturities and unamortized discount and debt issuance costs	$50,218
4. Leases
The Company has entered into various non-cancelable operating lease agreements for office facilities and equipment with original lease periods expiring between 2020 and 2025. Certain of these arrangements have free rent periods and/or escalating rent payment provisions. As such, we recognize rent expense under such arrangements on a straight-line basis in accordance with U.S. GAAP. Some leases include options to renew. We do not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. Leases with an initial term of twelve months or less are not recorded on the balance sheet.
Supplemental balance sheet information related to operating leases as of June 30, 2019 are as follows (in thousands):

Weighted Average Remaining Lease Term	4.5	years
Weighted Average Discount Rate	6.5%

Cash paid for amounts included in the measurement of operating lease liabilities were $0.9 million and $1.8 million for the three and six months ended June 30, 2019, included in operating cash flows.

The following is a schedule, by years, of maturities of lease liabilities as of June 30, 2019 (in thousands):

Year Ending December 31,	Amount
Remainder of 2019	1,708
2020	3,397
2021	2,517
2022	1,902
2023	800
Thereafter	1,390
Total undiscounted cash flows	$11,714
Less imputed interest	$(1,524)
Present value of lease liabilities	$10,190
Disclosures related to periods prior to adoption of the new lease standard
Future minimum rental commitments under non-cancelable leases as of June 30, 2018 are as follows (in thousands):

Year Ending December 31,	Amount
Remainder of 2018	1,411
2019	3,072
2020	3,035
2021	2,141
2022	1,710
Thereafter	2,190
Total	$13,559
Operating lease expense was $0.9 million and $1.8 million for the three and six months ended June 30, 2018, respectively.
5. Stock-based Compensation
(a) Stock Options
Total stock-based compensation expense charged as salaries and benefits expense in the consolidated statements of operations was $0.7 million and $1.0 million for the three months ended June 30, 2019 and 2018, respectively, and was $1.2 million and $1.6 million for the six months ended June 30, 2019 and 2018, respectively. The following table sets forth a summary of the Company's stock option activity for the six months ended June 30, 2019:

	Outstanding Options	Weighted average exercise price per share	Weighted average remaining contractual life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	2,459,102	$8.97	3.25	$273
Granted	—	—
Forfeited	(243,958)	7.17
Exercised	(19,478)	1.74
Outstanding at June 30, 2019	2,195,666	$9.23	3.12	$—
Vested, exercisable, expected to vest(1) at June 30, 2019	2,195,583	$9.23	3.12	$—
Exercisable at June 30, 2019	2,193,999	$9.24	3.12	$—

(1)	Options expected to vest reflect an estimated forfeiture rate.
The Company recognizes share-based compensation costs as expense on a straight-line basis over the option vesting period, which generally is four years.
(b) Restricted Stock Units and Performance Stock Units
The following table summarizes restricted stock unit and performance stock unit activity for the six months ended June 30, 2019:

	Number of Awards	Weighted average grant date fair value per share
Outstanding at December 31, 2018	2,933,236	$2.50
Granted	1,231,200	1.95
Forfeited	(102,275)	2.50
Vested and converted to shares, net of units withheld for taxes	(629,153)	2.47
Units withheld for taxes	(248,258)	2.47
Outstanding at June 30, 2019	3,184,750	$2.29
Expected to vest at June 30, 2019	2,802,580	$2.29
Restricted stock units and performance stock units granted under the Performant Financial Corporation Amended and Restated 2012 Stock Incentive Plan generally vest over periods ranging from one to four years.
6. Income Taxes
Our effective income tax rate changed to (2)% for the six months ended June 30, 2019 from 25% for the six months ended June 30, 2018. The change in the effective tax rate is primarily driven by the overall losses from operations for the six months ended June 30, 2019 for which no benefit is recognized due to valuation allowance.
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
7. Earnings (Loss) per Share
For the three and six months ended June 30, 2019 and 2018, basic earnings (loss) per share is calculated by dividing net income (loss) by the sum of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of common stock and dilutive common share equivalents outstanding during the period. Common share equivalents consist of stock options, restricted stock units, performance stock units, and warrants. When there is a loss in the period, dilutive common share equivalents are excluded from the calculation of diluted earnings per share, as their effect would be anti-dilutive. For example, for the three months ended June 30, 2019, dilutive common share equivalents have been excluded, and diluted weighted average shares outstanding are the same as basic average shares outstanding. When there is net income in the period, the Company excludes stock options, restricted stock units, performance stock units and warrants from the calculation of diluted earnings per share when their combined exercise price and unamortized fair value exceeds the average market price of the Company's common stock because their effect would be anti-dilutive. For the six months ended June 30, 2018, the Company excluded 3,011,546 options from the calculation of diluted earnings per share because their effect would be anti-dilutive. The following table reconciles the basic to diluted weighted average shares outstanding using the treasury stock method (shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Weighted average shares outstanding – basic	53,367	51,643	53,214	51,483
Dilutive effect of stock options	—	—	—	2,018
Weighted average shares outstanding – diluted	53,367	51,643	53,214	53,501
8. Subsequent Events
On August 6, 2019, the Company borrowed $5 million of the Additional Term Loans under the Credit Agreement. In connection with this borrowing, we issued a warrant to the lender to purchase an aggregate of 386,333 shares of the Company's common stock (representing approximately 0.75% of our diluted common stock calculated using the "treasury stock" method as defined under U.S. GAAP for the fiscal quarter ended June 30, 2017) with an exercise price of $1.92 per share.
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
Overview
We provide technology-enabled audit, recovery, outsource services and related analytics services in the United States. Our services help identify improper payments, and in some markets, restructure and recover delinquent or defaulted assets and improper payments for both government and private clients in a broad range of markets. Our clients typically operate in complex and regulated environments and outsource their recovery needs in order to reduce losses on billions of dollars of improper healthcare payments, delinquent state and federal tax and federal treasury, defaulted student loans and other receivables. We also provide complex outsource services for clients across our various markets, where we handle many or all aspects of our clients’ various processes.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Recovery (1)	$22,107	$20,491	$43,482	$42,431
Healthcare (2)	9,263	6,095	18,283	37,408
Customer Care / Outsourced Services	4,460	4,750	8,941	8,518
Total Revenues	$35,830	$31,336	$70,706	$88,357

(1)	Represents student lending, state and municipal tax authorities, IRS and Department of Treasury markets, select financial institutions, as well as Premiere Credit of North America.

(2)	Includes $27.8 million related to the termination of the 2009 CMS Region A contract for the six months ended June 30, 2018.

Healthcare
We derive revenues from both commercial and government clients in the healthcare market. Revenues earned under contracts in the healthcare market are driven by auditing, identifying, and sometimes recovering improperly paid claims through both automated and manual review of such claims. We are paid contingency fees by our clients based on a percentage of the dollar amount of improper claims recovered as a result of our efforts. The revenues we recognize are net of our estimate of claims that we believe will be overturned by appeal following payment by the provider.
For our commercial healthcare business, our business strategy is focused on utilizing our technology-enabled services platform to provide audit, third-party liability recovery and analytical services for private healthcare payers. We have entered into contracts with several private payers, although these contracts are in the early stage of implementation. Revenues from our commercial healthcare clients were $7.5 million for the six months ended June 30, 2019 compared to revenues of $4.8 million that we earned from our commercial healthcare clients during the six months ended June 30, 2018.
On October 5, 2017, we announced that we were awarded the MSP CRC contract by the CMS. Under this agreement, we are responsible for identifying and recovering payments in situations where Medicare should not be the primary payer of healthcare claims because a beneficiary has other forms of insurance coverage, such as through an employer group health plan or certain other payers.
On October 26, 2016, CMS awarded two new RAC contracts, for audit Regions 1 and 5. The RAC contract award for Region 1 allows us to continue our audit of payments under Medicare’s Part A and Part B for all provider types other than DMEPOS and home health and hospice within an 11 state region in the Northeast and Midwest. The Region 5 RAC contract provides for the post-payment review of DMEPOS and home health and hospice claims nationally. While audit and recovery activity under the new contracts commenced in April 2017, the scope of audit permitted by CMS under these new RAC contracts has been limited to 0.5% of claims. We do not expect to recognize significant revenues from the newly awarded RAC contracts until the percentage of claims we are able to audit increases from the current 0.5% of the claims.
Healthcare providers have the right to appeal a claim and may pursue additional appeals if the initial appeal is found in favor of the healthcare insurer. Our total estimated liability for appeals was $0.3 million and $0.2 million as of June 30, 2019 and December 31, 2018, respectively. This represents our best estimate of the amount probable of being refunded to our healthcare clients following successful appeals of claims for which commissions were previously collected.

Recovery
Recovery market revenues are derived from student lending, Internal Revenue Services (IRS), state and municipal tax authorities, the Department of Treasury, select financial institutions and our recently acquired Premiere Credit of North America. In September 2016, the IRS announced its plans to begin private collection of certain federal tax debts and named Performant as one of four companies to perform these recovery services. This program, authorized under a federal law, calls for the use of private companies to recover, on the government’s behalf, outstanding inactive tax receivables. In Fiscal 2018, this program returned over $82 million, before costs to the U.S. Treasury.

We also service the federal agency market, which consists of government debt subrogated to the Department of the Treasury by numerous different federal agencies, comprising a mix of commercial and individual obligations and a diverse range of receivables. These debts are managed by the Bureau of the Fiscal Service (formerly the Department of Financial Management Service), or FS, a bureau of the Department of the Treasury.
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
Student lending revenues are contract-based and consist primarily of contingency fees based on a specified percentage of the amount we enable our clients to recover. Our contingency fee percentage for a particular recovery depends on the type of recovery facilitated. Our clients in the student loan recovery market mainly consist of several of the largest guaranty agencies, or GAs. We believe the size and the composition of our student loan inventory at any point provides us with a significant degree of revenue visibility for our student loan revenues. Based on data compiled from over two decades of experience with the recovery of defaulted student loans, at the time we receive a placement of student loans, we are able to make a reasonably accurate estimate of the recovery outcomes likely to be derived from such placement and the revenues we are likely able to generate based on the anticipated recovery outcomes.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Total Student Lending Placement Volume	$648,187	$476,349	$1,718,312	$1,390,006
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

Customer Care / Outsourced Services

We also derive revenues from default aversion and/or first party call center services for certain clients and the licensing of hosted technology solutions to certain clients. For our hosted technology services, we license our system and integrate our technology into our clients’ operations, for which we are paid a licensing fee. Our revenues for these services include contingency fees, fees based on dedicated headcount to our clients and hosted technology licensing fees.
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
Factors Affecting Our Operating Results
Our results of operations are influenced by a number of factors, including allocation of placement volume, claim recovery volume, contingency fees, regulatory matters, client contract cancellation and macroeconomic factors.
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
Typically, we attempt to anticipate with reasonable accuracy the timing and volume of placements of defaulted student loans and other receivables based on historical patterns and regular communication with our clients. Occasionally, however, placements are delayed due to factors outside of our control.

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

Healthcare providers have the right to appeal a claim and may pursue additional appeals if the initial appeal is found in favor of the healthcare client. Total estimated liability for appeals was $0.3 million and $0.2 million as of June 30, 2019 and December 31, 2018, respectively. This represents our best estimate of the amount probable of being refunded to our healthcare clients following successful appeals of claims for which commissions were previously collected.
We determined that we do not have any costs related to obtaining or fulfilling a contract that are recoverable and as such, these contract costs are expensed as incurred.
Goodwill
Goodwill represents the excess of purchase price and related costs over the fair value assigned to the net assets of businesses acquired. Goodwill is not amortized, but instead is reviewed for impairment at least annually. Impairment is the condition that exists when the carrying amount of goodwill is not recoverable and its carrying amount exceeds its fair value. We perform our assessment of whether it is more likely than not that goodwill fair value is less than its carrying amount in November of each year to allow us additional time to evaluate our assessment prior to reporting its results. Due to a downward trend in our stock price, we performed a quantitative impairment assessment of whether it is more likely than not that goodwill fair value is less than its carrying amount as of June 30, 2019, and concluded that there was no need to impair goodwill.
Recent Accounting Pronouncements
See "New Accounting Pronouncements" in Note 1(g) of the Consolidated Financial Statements included in Part I - Item 1 of this report.
Results of Operations
Three Months Ended June 30, 2019 compared to the Three Months Ended June 30, 2018
The following table represents our historical operating results for the periods presented:

	Three Months Ended June 30,
	2019	2018	$ Change	% Change
	(in thousands)
Consolidated Statement of Operations Data:
Revenues	$35,830	$31,336	$4,494	14%
Operating expenses:
Salaries and benefits	28,929	22,305	6,624	30%
Other operating expenses	11,211	12,399	(1,188)	(10)%
Total operating expenses	40,140	34,704	5,436	16%
Loss from operations	(4,310)	(3,368)	942	28%
Interest expense	(1,958)	(1,141)	817	72%
Interest income	11	7	4	57%
Loss before provision for income taxes	(6,257)	(4,502)	1,755	39%
Provision for income taxes	142	(911)	(1,053)	116%
Net loss	$(6,399)	$(3,591)	$2,808	78%
Revenues
Revenues were $35.8 million for the three months ended June 30, 2019, an increase of approximately 14%, compared to revenues of $31.3 million for the three months ended June 30, 2018.
Recovery revenues were $22.1 million for the three months ended June 30, 2019, representing an increase of $1.6 million, or 7.8%, compared to the three months ended June 30, 2018. The increase was primarily the result of higher revenues from our Premiere subsidiary which was acquired in the third quarter of 2018, offset by reduced revenues from Great Lakes Higher Education Guaranty Corporation, which terminated our contract in 2017.

Healthcare revenues were $9.3 million for the three months ended June 30, 2019, representing an increase of $3.2 million, or 52.5%, compared to the three months ended June 30, 2018. This increase in healthcare revenues is primarily attributable to a $1.4 million increase in revenues earned under our CMS RAC and MSP CRC contracts, and a $1.8 million increase in revenues attributable to our commercial healthcare clients during the quarter.
Customer Care / Outsourced Services revenues were $4.5 million for the three months ended June 30, 2019, representing a decrease of $0.3 million, or 6%, compared to the three months ended June 30, 2018.
Salaries and Benefits
Salaries and benefits expense was $28.9 million for the three months ended June 30, 2019, an increase of $6.6 million, or 30%, compared to salaries and benefits expense of $22.3 million for the three months ended June 30, 2018. The increase in salaries and benefits expense was primarily due to an increase in headcount as a result of the acquisition of Premiere as well as an increase in headcount in anticipation of the ramp up activity required in connection with the engagement of new clients and new client contracts.
Other Operating Expenses
Other operating expenses were $11.2 million for the three months ended June 30, 2019, compared to other operating expenses of $12.4 million for the three months ended June 30, 2018. The slight decrease in other operating expenses was primarily due to the incurrence of additional operating expenses in the third quarter of 2018 in connection with the acquisition of Premiere.
Loss from Operations
Loss from operations was $4.3 million for the three months ended June 30, 2019, compared to loss from operations of $3.4 million for the three months ended June 30, 2018. The increase in loss from operations was primarily the result of higher salaries and benefits as a result of increased headcount in the quarter ended June 30, 2019, partially offset by higher revenues.
Interest Expense
Interest expense was $2.0 million for the three months ended June 30, 2019, compared to $1.1 million for the three months ended June 30, 2018. Interest expense increased by approximately $0.8 million or 72% for the three months ended June 30, 2019, due to a higher outstanding loan balance as a result of additional term loan borrowings, and a higher interest rate in 2019 compared to 2018.
Income Taxes
We recognized an income tax expense of $0.1 million for the three months ended June 30, 2019, compared to an income tax benefit of $0.9 million for the three months ended June 30, 2018. Our effective income tax rate changed to (2)% for the three months ended June 30, 2019, from 20% for the three months ended June 30, 2018. The change in the effective tax rate is primarily driven by the overall losses from operations for the three months ended June 30, 2019 for which no benefit is recognized due to valuation allowance.
Net Loss
As a result of the factors described above, net loss was $6.4 million for the three months ended June 30, 2019, which represented an increase of $2.8 million, or 78% compared to net loss of $3.6 million for the three months ended June 30, 2018.

Six Months Ended June 30, 2019 compared to the Six Months Ended June 30, 2018
The following table represents our historical operating results for the periods presented:

	Six Months Ended June 30,
	2019	2018	$ Change	% Change
	(in thousands)
Consolidated Statement of Operations Data:
Revenues	70,706	88,357	(17,651)	(20)%
Operating expenses:
Salaries and benefits	58,045	44,086	13,959	32%
Other operating expenses	24,164	35,419	(11,255)	(32)%
Total operating expenses	82,209	79,505	2,704	3%
(Loss) income from operations	(11,503)	8,852	(20,355)	230%
Interest expense	(3,094)	(2,411)	683	28%
Interest income	22	13	9	69%
(Loss) before provision for income taxes	(14,575)	6,454	(21,029)	326%
Provision for income taxes	313	1,590	(1,277)	(80)%
Net (loss) income	(14,888)	4,864	(19,752)	406%
Revenues
Revenues were $70.7 million for the six months ended June 30, 2019, a decrease of approximately 20%, compared to revenues of $88.4 million for the six months ended June 30, 2018.
Recovery revenues were $43.5 million for the six months ended June 30, 2019, representing an increase of $1.1 million, or 3%, compared to the six months ended June 30, 2018. The increase was due primarily to higher revenues from our Premiere subsidiary which was acquired in the third quarter of 2018, offset by reduced revenues from Great Lakes Higher Education Guaranty Corporation, which terminated our contract in 2017.
Healthcare revenues were $18.3 million for the six months ended June 30, 2019, representing a decrease of $19.1 million, or 51% compared to the six months ended June 30, 2018. This decrease was due primarily to revenues of $27.8 million recognized in the first quarter of 2018 as a result of the release of the appeals reserve in connection with the termination of our 2009 CMS Region. Excluding revenues associated with the termination of our 20019 CMS Region A contract in 2018, healthcare revenues for the six months ended June 30, 2019, increased $8.6 million, or 90%, compared to the six months ended June 30, 2018, primarily due to increases in revenues earned under our CMS RAC and MSP CRC contracts and from our commercial healthcare clients during the quarter.
Customer Care / Outsourced Services revenues were $8.9 million for the six months ended June 30, 2019, representing an increase of $0.4 million, or 5%, compared to the six months ended June 30, 2018.
Salaries and Benefits
Salaries and benefits expense was $58.0 million for the six months ended June 30, 2019, an increase of $14.0 million, or 32%, compared to salaries and benefits expense of $44.1 million for the six months ended June 30, 2018. The increase in salaries and benefits expense was primarily due to increase in headcount as a result of the acquisition of Premiere, and increased headcount in the ramp up activity required in connection with the engagement of new clients and new client contracts.

Other Operating Expenses
Other operating expenses were $24.2 million for the six months ended June 30, 2019, a decrease of 11.3 million, or 32%, compared to other operating expenses of $35.4 million for the six months ended June 30, 2018. The decrease in other operating expenses was primarily due to a $7.1 million derecognition of subcontractor receivable associated with the termination of the 2009 CMS Region A contract and a $1.9 million allowance for doubtful accounts against subcontractor receivable, both of which occurred in the first quarter of 2018.
(Loss) Income from Operations
Loss from operations was $11.5 million for the six months ended June 30, 2019, compared to income from operations of $8.9 million for the six months ended June 30, 2018. The increase in loss was primarily the result of higher revenues in 2018 driven primarily by release of an aggregate of $27.8 million of the estimated liability for appeals and the net payable to client balances into revenue, net of derecognition of $9.0 million of prepaid expenses and other current assets with a charge to other operating expenses, both as a result of the termination of our 2009 CMS Region A contract in 2018, and increased salaries and benefits expenses in 2019.
Interest Expense
Interest expense was $3.1 million for the six months ended June 30, 2019, compared to $2.4 million for the six months ended June 30, 2018. Interest expense increased by approximately $0.7 million or 28% due to a higher outstanding loan balance as a result of additional term loan borrowings and a higher interest rate in 2019 compared to 2018.
Income Taxes
We recognized an income tax expense of $0.3 million for the six months ended June 30, 2019, compared to an income tax expense of $1.6 million for the six months ended June 30, 2018. Our effective income tax rate decreased to (2)% for the six months ended June 30, 2019, from 25% for the six months ended June 30, 2018. The decrease in the effective tax rate is primarily due to the amount of loss from operations for the six months ended June 30, 2019 for which no benefit was recognized due to valuation allowance.
Net (Loss) Income
As a result of the factors described above, net loss was $14.9 million for the six months ended June 30, 2019, which represented an increase of $19.8 million, or 406% compared to net income of $4.9 million for the six months ended June 30, 2018.

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
Because of these limitations, you should consider adjusted EBITDA and adjusted net income alongside other financial performance measures, including net income and our other U.S. GAAP results. The following tables present a reconciliation of adjusted EBITDA and adjusted net income for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Adjusted EBITDA:
Net (loss) income	$(6,399)	$(3,591)	$(14,888)	$4,864
Provision for income taxes	142	(911)	313	1,590
Interest expense (1)	1,958	1,141	3,094	2,411
Interest income	(11)	(7)	(22)	(13)
Depreciation and amortization	2,245	2,537	4,557	5,113
Earnout mark-to-market (6)	(1,188)	—	(912)	—
CMS Region A contract termination (5)	—	—	—	(18,816)
Stock-based compensation	719	950	1,218	1,589
Adjusted EBITDA	$(2,534)	$119	$(6,640)	$(3,262)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Adjusted Net Loss:
Net loss (income)	$(6,399)	$(3,591)	$(14,888)	$4,864
Stock-based compensation	719	950	1,218	1,589
Amortization of intangibles (2)	52	202	111	405
Deferred financing amortization costs (3)	311	333	543	664
Earnout mark-to-market (6)	(1,188)	—	(912)	—
CMS Region A contract termination (5)	—	—	—	(18,816)
Tax adjustments (4)	29	(409)	(264)	4,443
Adjusted Net Loss	$(6,476)	$(2,515)	$(14,192)	$(6,851)

(1)	Represents interest expense and amortization of issuance costs related to the refinancing of our indebtedness.

(2)	Represents amortization of capitalized expenses related to the acquisition of Performant by an affiliate of Parthenon Capital Partners in 2004.

(3)	Represents amortization of capitalized financing costs related to our Credit Agreement for 2018.

(4)	Represents tax adjustments assuming a marginal tax rate of 27.5%.

(5)
Represents the net impact of the termination of our 2009 CMS Region A contract during the first quarter of 2018, comprised of release of an aggregate of $27.8 million of the estimated liability for appeals and the net payable to client balances into revenue, net of derecognition of $9.0 million of prepaid expenses and other current assets with a charge to other operating expenses, reflecting accrued receivables associated with amounts due from subcontractors for decided and yet-to-be decided appeals.

(6)	Represents the change from prior reporting periods in the fair value of the potential earnout consideration payable to ECMC Group in connection with the Premiere acquisition.

Liquidity and Capital Resources
Our primary sources of liquidity are cash on hand, cash flows from operations and the availability of up to $10 million in additional term loans under the Credit Agreement discussed below. Cash and cash equivalents, which includes restricted cash and consists primarily of cash on deposit with banks, totaled $6.0 million as of June 30, 2019, compared to $7.3 million as of December 31, 2018. Due to our existing cash and cash equivalents, availability under the Credit Agreement and our ability to restructure both our variable and fixed expenses, we believe that we have the ability to meet our working capital and capital expenditure needs for the foreseeable future.
The $1.3 million decrease in the balance of our cash and cash equivalents from December 31, 2018 to June 30, 2019, was primarily due to the $14.9 million net loss for the six months ended June 30, 2019 as compared to net income of $4.9 million during the six months ended June 30, 2018.
Cash flows from operating activities
Cash used in operating activities was $7.7 million for the six months ended June 30, 2019, compared to cash used in operating activities of $7.8 million for the same period in 2018. The cash used from operating activities as of June 30, 2019, is primarily a result of our net loss of $14.9 million, offset by $5.4 million in non-cash adjustments.
Cash flows from investing activities
Cash used in investing activities of $3.1 million for the six months ended June 30, 2019 was mainly for capital expenditures related to information technology, data storage, hardware, telecommunication systems and security enhancements to our information technology systems. Cash used in investing activities for similar purposes in the six months ended June 30, 2018 was $4.5 million.
Cash flows from financing activities
Cash provided by financing activities of $9.4 million for the six months ended June 30, 2019 was primarily attributable to $11 million in additional term loan borrowings under our Credit Agreement, partially offset by $1.2 million in repayments of long-term debt during the same period. Cash used in financing activities in the six months ended June 30, 2018 was $1.5 million primarily attributable to repayments of principal of $1.1 million on long-term debt.
Restricted Cash
As of June 30, 2019, restricted cash included in current assets on our consolidated balance sheet was $1.7 million.
Long-term Debt
On August 7, 2017, we, through our wholly-owned subsidiary Performant Business Services, Inc. (the "Borrower"), entered into a credit agreement (as amended, the “Credit Agreement”) with ECMC Group, Inc. ("ECMC"). Before the amendment described below, the Credit Agreement provided for a term loan facility in the initial amount of $44 million (the “Initial Term Loan”) and for up to $15 million of additional term loans (“Additional Term Loans”; and together with the Initial Term Loan, the “Loans”) which original Additional Term Loans were initially able to be drawn until the second anniversary of the funding of the Initial Term Loans, subject to the satisfaction of customary conditions. On August 11, 2017, the Initial Term Loan was advanced (the "Closing Date") and the proceeds were applied to repay all outstanding amounts under our prior credit agreement with Madison Capital Funding LLC as administrative agent ("the Prior Credit Agreement").  On August 31, 2018, we entered into Amendment No. 2 to the Credit Agreement to among other things (i) extend the maturity date of the Initial Term Loan and any Additional Term Loans by one year to August 2021, (ii) expand the Additional Term Loans commitment from $15 million to $25 million, (iii) extend the period during which the Additional Term Loans can be borrowed by one year to August 2020, and (iv) relieve the Borrower from its obligation to comply with the financial covenants in the Credit Agreement during the six fiscal quarters following the Premiere acquisition. On October 15, 2018, the Company borrowed $4 million of the $25 million available as Additional Term Loans under the Credit Agreement.
On March 21, 2019, we entered into Amendment No. 3 to the Credit Agreement to among other things relieve the Borrower from its obligation to comply with the financial covenants in the Credit Agreement until the quarter ending June 30, 2020. On April 5, 2019 and May 15, 2019, we borrowed $5 million and $6 million, respectively, as Additional Term Loans, leaving $10 million available as of June 30, 2019. On August 6, 2019, we borrowed $5 million as Additional Term Loans, leaving $5 million available as of August 6, 2019.

As of June 30, 2019, $55.7 million was outstanding under the Credit Agreement. Following the Additional Term Loan draw of $5 million on August 6, 2019, $60.7 million was outstanding under the Credit Agreement.
We have the option to extend the maturity of the Loans for two additional one year periods, subject to the satisfaction of customary conditions. The Loans bear interest at the one-month LIBOR rate (subject to a 1% per annum floor) plus a margin which may vary from 5.5% per annum to 10.0% per annum based on our total debt to EBITDA ratio. Our annual interest rate at June 30, 2019, was 12.4%, and at December 31, 2018 was 8.0%. We are required to pay 5% of the original principal balance of the Loans annually in quarterly installments and to make mandatory prepayments of the Loans with a percentage of our excess cash flow which may vary between 75% and 0% depending on our total debt to EBITDA ratio and from the net cash proceeds of certain asset dispositions and debt not otherwise permitted under the Credit Agreement, in each case, subject to the lender's right to decline to receive such payments. The Loans may be voluntarily prepaid at any time, together with a prepayment premium of 1% for all voluntary prepayments prior to August 11, 2019.
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
In consideration for, and concurrently with, the extension of the Initial Term Loan in accordance with the terms of the Credit Agreement, we issued a warrant to the lender to purchase up to an aggregate of 3,863,326 shares of our common stock (representing approximately up to 7.5% of our diluted common stock as calculated using the “treasury stock” method as defined under U.S. GAAP for the most recent fiscal quarter, with an exercise price of $1.92 per share (the "Exercise Price")). In connection with the October 15, 2018 Additional Term Loan borrowing of $4 million, we were required to issue a warrant to ECMC to purchase an aggregate of 309,066 shares of our common stock at the exercise price of $1.92 per share. In connection with the April 5, 2019 Additional Term Loan borrowing of $5 million, we were required to issue a warrant to ECMC to purchase an aggregate of 386,333 shares of our common stock at the exercise price of $1.92 per share. In connection with the May 15, 2019 Additional Term Loan borrowing of $6 million, we were required to issue a warrant to ECMC to purchase an aggregate of 463,599 shares of our common stock at the exercise price of $1.92 per share. In connection with the August 6, 2019 Additional Term Loan borrowing of $5 million, we were required to issue a warrant to ECMC to purchase an aggregate of 386,333 shares of our common stock at the exercise price of $1.92 per share.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We do not hold or issue financial instruments for trading purposes. We conduct all of our business in U.S. currency and therefore do not have any material direct foreign currency risk. We do have exposure to changes in interest rates with respect to the borrowings under our senior secured credit facility, which bear interest at a variable rate based on LIBOR. For example, if the interest rate on our borrowings increased 100 basis points (1%) from the credit facility floor of 1.0%, our annual interest expense would increase by approximately $0.6 million.
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
Management, with the participation of our Chief Executive Officer and our Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were functioning effectively at the reasonable assurance level as of June 30, 2019.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended June 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

If we are successful in obtaining an engagement with a new client or a new contract with an existing client, we typically have a subsequent long implementation period in which the services are planned in detail and we integrate our technology, processes and resources with the client’s operations. If we enter into a contract with a new client, we typically will not receive revenues until implementation is completed and work under the contract actually begins. Our clients may also experience delays in obtaining approvals or managing protests from unsuccessful bidders, or delays associated with technology or system implementations, such as the delays experienced with the implementation of our first RAC contract with CMS. Because we generally begin to hire new employees to provide services to a new client once a contract is signed, we may incur significant expenses associated with these additional hires before we receive corresponding revenues under any such new contract. If we are not able to pay the upfront contract implementation expenses out of cash from operations or availability of borrowings under our Credit Agreement, we may be required to scale back our operations or alter our business plans to account for cash shortages, either of which could prevent of us from earning future revenues under any such new client or contract engagements. Further, if we are not successful in maintaining contractual commitments after the expenses we incur during our typically long implementation cycle, our cash flows and results of operations could be adversely affected.

We may not have sufficient cash flows from operations and availability of funds under our Credit Agreement to fund our ongoing operations and our other liquidity needs, which could adversely affect our business and financial condition.

Our ability to fund our business plans, capital expenditures and to fund our other liquidity needs depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control and the availability of borrowings under our existing Credit Agreement or other lending facility. We cannot make assurances that we will maintain a level of cash flows from operating activities sufficient to permit us to fund our ongoing and planned business operations and to fund our other liquidity needs. Further, following our $5 million Additional Term Loan draw on August 6, 2019, the remaining availability for future borrowings under our existing Credit Agreement is limited to an additional $5 million. If we are required to obtain borrowings in addition to the remaining availability under our existing Credit Agreement, there can be no assurance that we will be successful in obtaining such additional borrowings or upon terms that are acceptable to us. If our cash flows and capital resources are insufficient to fund our planned business operations or to fund our other liquidity needs, we may be forced to reduce or delay capital expenditures, alter our business plans, sell assets or operations, seek additional capital or restructure or refinance our indebtedness, any of which could have an adverse effect on our financial condition and results of operations.

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

Under CMS’s Medicare recovery audit program, RAC contractors have not been permitted to seek the recovery of an improper claim unless that particular type of claim has been pre-approved by CMS to ensure compliance with applicable Medicare payment policies, as well as national and local coverage determinations. As work under the first RAC contract progressed, CMS placed increasing restrictions on the scope of audits permitted by RAC contractors and these restrictions have not been relaxed under the newly awarded RAC contracts. Accordingly, the long-term growth of the revenues we derive under our two newly awarded RAC contracts will depend in significant part on the scope of potentially improper claims that we are allowed to pursue. Revenues from our RAC contracts with CMS during the year ended December 31, 2018 were $1.7 million (excluding the effects of the release of the $28.4 million appeal reserve in connection with the termination of our first CMS RAC contract).

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

The two principal markets in which we provide our recovery services, government-supported student loans and the Medicare program, are a subject of significant legislative and regulatory focus and we cannot anticipate how future changes in government policy may affect our business and operations. For example, Student Aid and Fiscal Responsibility Act, (SAFRA) significantly changed the structure of the government-supported student loan market by assigning responsibility for all new government-supported student loan originations to the Department of Education, rather than originations by private institutions and backed by one of the remaining 24 government-supported GAs. Any future changes in the legislation and regulations that govern these markets, may require us to adapt our business to the new circumstances and we may be unable to do so in a manner that does not adversely affect our business and operations.

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

Since our initial public offering in August 2012, the price of our common stock, as reported by NASDAQ Global Select Market, has ranged from a low sales price of $1.05 on June 28, 2019 to a high sales price of $14.09 on March 4, 2013. The trading price of our common stock may be significantly affected by various factors, including: quarterly fluctuations in our operating results; the financial projections we may provide to the public, any changes in those projections or our failure to meet those projections; changes in investors’ and analysts’ perception of the business risks and conditions of our business; our ability to meet the earnings estimates and other performance expectations of financial analysts or investors; unfavorable commentary or downgrades of our stock by equity research analysts; changes in our capital structure, such as future issuances of debt or equity securities; our success or failure to obtain new contract awards; lawsuits threatened or filed against us; strategic actions by us or our competitors, such as acquisitions or restructurings; new legislation or regulatory actions; changes in our relationship with any of our significant clients; fluctuations in the stock prices of our peer companies or in stock markets in general; and general economic conditions.

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

PERFORMANT FINANCIAL CORPORATION
Date:	August 14, 2019
		By:	/s/ Lisa Im
Lisa Im

Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Ian Johnston
Ian Johnston

Vice President and Chief Accounting Officer