Form 10-Q
period 2019-09-30
Performant Financial Corp
filed 2019-11-14
CIK 1550695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
The number of shares of Common Stock outstanding as of November 13, 2019 was 53,705,919.

PERFORMANT FINANCIAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2019
INDEX

i

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,888	$5,462
Restricted cash	1,660	1,813
Trade accounts receivable, net of allowance for doubtful accounts of $180 and $22, respectively	20,525	20,879
Contract assets	1,159	—
Prepaid expenses and other current assets	3,615	3,420
Income tax receivable	—	179
Total current assets	33,847	31,753
Property, equipment, and leasehold improvements, net	19,829	22,255
Identifiable intangible assets, net	983	1,160
Goodwill	81,572	81,572
ROU assets	8,413	—
Other assets	1,043	1,019
Total assets	$145,687	$137,759
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of notes payable to related party, net of unamortized debt issuance costs of $143 and $126, respectively	$3,182	$2,224
Accrued salaries and benefits	6,995	5,759
Accounts payable	1,862	1,402
Other current liabilities	3,206	3,414
Income taxes payable	24	—
Deferred revenue	1,566	1,078
Estimated liability for appeals	369	210
Earnout payable	351	—
Lease liabilities	2,937	—
Total current liabilities	20,492	14,087
Notes payable to related party, net of current portion and unamortized debt issuance costs of $2,664 and $2,345, respectively	59,061	41,105
Deferred income taxes	53	22
Earnout payable	499	1,936
Lease liabilities	6,566	—
Other liabilities	2,272	3,383
Total liabilities	88,943	60,533
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized, 500,000 shares at September 30, 2019 and December 31, 2018 respectively; issued and outstanding 53,685 and 52,999 shares at September 30, 2019 and December 31, 2018, respectively	5	5
Additional paid-in capital	79,846	77,370
Accumulated deficit	(23,107)	(149)
Total stockholders’ equity	56,744	77,226
Total liabilities and stockholders’ equity	$145,687	$137,759
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues	$35,903	$27,581	$106,609	$115,938
Operating expenses:
Salaries and benefits	28,771	24,276	86,816	68,362
Other operating expenses	12,948	10,505	37,112	45,924
Total operating expenses	41,719	34,781	123,928	114,286
(Loss) income from operations	(5,816)	(7,200)	(17,319)	1,652
Interest expense	(2,166)	(1,123)	(5,260)	(3,534)
Interest income	11	6	33	19
Loss before provision for income taxes	(7,971)	(8,317)	(22,546)	(1,863)
Provision for (benefit from) income taxes	99	(708)	412	882
Net loss	$(8,070)	$(7,609)	$(22,958)	$(2,745)
Net loss per share
Basic	$(0.15)	$(0.15)	$(0.43)	$(0.05)
Diluted	$(0.15)	$(0.15)	$(0.43)	$(0.05)
Weighted average shares
Basic	53,665	52,281	53,366	51,752
Diluted	53,665	52,281	53,366	51,752
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2019					Three Months Ended September 30, 2018
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total	Common Stock		Additional Paid-In Capital	Retained Earnings	Total
	Shares	Amount				Shares	Amount
Balances at beginning of period	53,648	$5	$78,980	$(15,037)	$63,948	51,920	$5	$73,642	$12,725	$86,372
Common stock issued under stock plans, net of shares withheld for employee taxes	37	—	(21)	—	(21)	56	—	(55)	—	(55)
Stock-based compensation expense	—	—	525	—	525	—	—	814	—	814
Shares issued in conjunction with agreement to purchase Premiere Credit of North America	—	—	—	—	—	1,000	—	2,420	—	2,420
Recognition of warrant issued in debt financing	—	—	362	—	362	—	—	—	—	—
Net loss	—	—	—	(8,070)	(8,070)	—	—	—	(7,609)	(7,609)
Balances at end of period	53,685	$5	$79,846	$(23,107)	$56,744	52,976	$5	$76,821	$5,116	$81,942

	Nine Months Ended September 30, 2019					Nine Months Ended September 30, 2018
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total	Common Stock		Additional Paid-In Capital	Retained Earnings	Total
	Shares	Amount				Shares	Amount
Balances at beginning of period	52,999	$5	$77,370	$(149)	$77,226	51,085	$5	$72,459	$7,861	$80,325
Common stock issued under stock plans, net of shares withheld for employee taxes	686	—	(432)	—	(432)	891	—	(461)	—	(461)
Stock-based compensation expense	—	—	1,743	—	1,743	—	—	2,403	—	2,403
Shares issued in conjunction with agreement to purchase Premiere Credit of North America	—	—	—	—		1,000	—	2,420	—	2,420
Recognition of warrant issued in debt financing	—	—	1,165	—	1,165	—	—	—	—	—
Net loss	—	—	—	(22,958)	(22,958)	—	—	—	(2,745)	(2,745)
Balances at end of period	53,685	$5	$79,846	$(23,107)	$56,744	52,976	$5	$76,821	$5,116	$81,942

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(22,958)	$(2,745)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on disposal of assets	7	44
Release of net payable to client related to contract termination	—	(9,860)
Release of estimated liability for appeals due to termination of contract	—	(18,531)
Derecognition of subcontractor receivable for appeals due to termination of contract	—	5,535
Derecognition of subcontractor receivable for overturned claims	—	1,536
Provision for doubtful accounts for subcontractor receivable	—	1,868
Depreciation and amortization	6,698	7,601
ROU assets amortization	1,913	—
Deferred income taxes	31	130
Stock-based compensation	1,743	2,403
Interest expense from debt issuance costs	896	963
Earnout mark-to-market	(1,086)	—
Changes in operating assets and liabilities:
Trade accounts receivable	354	(463)
Contract assets	(1,159)	—
Prepaid expenses and other current assets	(195)	958
Income tax receivable	179	483
Other assets	(24)	68
Accrued salaries and benefits	1,236	1,723
Accounts payable	460	306
Deferred revenue and other current liabilities	280	713
Income taxes payable	24	—
Estimated liability for appeals	159	16
Net payable to client	—	(2,940)
Lease liabilities	(2,066)	—
Other liabilities	132	326
Net cash used in operating activities	(13,376)	(9,866)
Cash flows from investing activities:
Purchase of property, equipment, and leasehold improvements	(4,101)	(6,319)
Premiere Credit of North America, LLC working capital cash acquired	—	1,669
Net cash used in investing activities	(4,101)	(4,650)
Cash flows from financing activities:
Repayment of notes payable	(1,750)	(1,100)
Debt issuance costs paid	(68)	—
Taxes paid related to net share settlement of stock awards	(466)	(647)
Proceeds from exercise of stock options	34	186
Borrowings from notes payable	21,000	—
Net cash provided by (used in) financing activities	18,750	(1,561)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,273	(16,077)
Cash, cash equivalents and restricted cash at beginning of period	7,275	23,519
Cash, cash equivalents and restricted cash at end of period	$8,548	$7,442

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018

Non-cash investing activities:
Recognition of contingent consideration in acquisition	$—	$1,876

Non-cash financing activities:
Recognition of shares issued in acquisition	$—	$2,420
Recognition of warrants issued in debt financing	$1,165	$—

Supplemental disclosures of cash flow information:
Cash paid for income taxes	$87	$98
Cash paid for interest	$4,363	$1,748

Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and cash equivalents	$6,888	$5,654
Restricted cash	1,660	1,788
Total cash, cash equivalents and restricted cash at end of period	$8,548	$7,442

See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements
For the Three and Nine Months Ended September 30, 2019 and 2018
(Unaudited)

1. Organization and Description of Business
(a) Basis of Presentation and Organization
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary (consisting only of normal recurring adjustments) for a fair presentation of our and our subsidiaries’ financial position at September 30, 2019, and the results of our operations for the three and nine months ended September 30, 2019 and 2018 and cash flows for the nine months ended September 30, 2019 and 2018. Interim financial statements are prepared on a basis consistent with our annual consolidated financial statements. The interim financial statements included herein should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2018.
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
The Company's consolidated financial statements include the operations of Performant Financial Corporation (Performant), its wholly-owned subsidiaries Premiere Credit of North America, LLC (Premiere) and Performant Business Services, Inc., (PBS), and PBS's wholly-owned subsidiaries Performant Recovery, Inc. (Recovery) and Performant Technologies, LLC. Performant is a Delaware corporation headquartered in California and was formed in 2003. Premiere is an Indiana limited liability company acquired by Performant on August 31, 2018. PBS is a Nevada corporation founded in 1997. Recovery is a California corporation founded in 1976. Performant Technologies, LLC is a California limited liability company that was originally formed in 2004. All significant intercompany balances and transactions have been eliminated in consolidation.
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
The Company has historically relied on outside financing to fund its growth. See "Credit Agreement" in Note 3.

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

The following table presents revenue disaggregated by category for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Recovery (1)	$20,936	$16,162	$64,418	$58,593
Healthcare (2)	10,757	7,153	29,040	44,562
Customer Care / Outsourced Services	4,210	4,266	13,151	12,783
Total Revenues	$35,903	$27,581	$106,609	$115,938

(1)	Represents student lending, tax, IRS, and Treasury markets, as well as Premiere Credit of North America.

(2)	Includes $28.4 million related to the termination of the 2009 CMS Region A contract for the nine months ended September 30, 2018.
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
Healthcare providers have the right to appeal a claim and may pursue additional appeals if the initial appeal is found in favor of the healthcare client. Total estimated liability for appeals was $0.4 million and $0.2 million as of September 30, 2019 and December 31, 2018, respectively. This represents the Company’s best estimate of the amount probable of being refunded to the Company’s healthcare clients following successful appeals of claims for which commissions were previously collected.
The Company determines the allowance for doubtful accounts by specific identification. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is consider remote. The allowance for doubtful account was $180 thousand and $22 thousand at September 30, 2019 and December 31, 2018, respectively.
The Company determined that it does not have any costs related to obtaining or fulfilling a contract that are recoverable and as such, these contract costs are expensed as incurred.

The Company has contract assets of $1.2 million and $0 as of September 30, 2019 and December 31, 2018, respectively. The contract assets relate to the Company’s rights to consideration for services completed during the nine months ended September 30, 2019 and year ended December 31, 2018, but not invoiced at the reporting date. The increase in contract assets is primarily due to timing of invoices issued and increased volume of work. Contract assets are recorded to accounts receivable when the rights become unconditional and amounts are invoiced.
The Company has contract liabilities of $1.6 million as of September 30, 2019 and $1.1 million as of December 31, 2018, which are included in deferred revenue in the consolidated balance sheets. The Company’s contract liability relates to an advance recovery commission payment received from a customer, for which the Company anticipates revenue to be recognized as services are delivered.
(d) Prepaid Expenses and Other Current Assets
At September 30, 2019, prepaid expenses and other current assets were $3.6 million and included approximately $2.3 million related to prepaid software licenses and maintenance agreements, $0.1 million for prepaid insurance, and $1.2 million for various other prepaid expenses. At December 31, 2018, prepaid expenses and other current assets were $3.4 million and included approximately $2.1 million related to prepaid software licenses and maintenance agreements, $0.7 million for prepaid insurance, and $0.6 million for various other prepaid expenses.
(e) Impairment of Goodwill and Long-Lived Assets
Goodwill is reviewed for impairment at least annually. The balance of goodwill was $81.6 million as of September 30, 2019 and December 31, 2018. The Company proceeded directly to performing a quantitative impairment test as of September 30, 2019 and concluded that there was no need to impair goodwill.
Long-lived assets and intangible assets that are subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. There was no need to impair long-lived assets or intangible assets as of September 30, 2019.
(f) Other Current Liabilities
At September 30, 2019, other current liabilities included $2.6 million for services received for which we have not received an invoice, $0.3 million for accrued subcontractor fees, and $0.3 million for estimated workers' compensation claims incurred but not reported. At December 31, 2018, other current liabilities included $2.8 million for services received for which we have not received an invoice, $0.4 million for accrued subcontractor fees, and $0.2 million for estimated workers' compensation claims incurred but not reported.
(g) Earnout Payable
On August 31, 2018, the Company completed its acquisition of Premiere from the ECMC Group, Inc. (“ECMC”). The consideration paid by the Company in connection with the acquisition included the issuance of 1,000,000 Performant shares to ECMC at the closing of the acquisition, and additional contingent earnout shares that may be issuable over the five-year period following the closing based on revenue associated with Premiere’s business in each year. The contingent earnout consideration was valued based on a Monte Carlo simulation and recorded as a liability on the consolidated balance sheet. The earnout payable is valued at the end of each reporting period with changes in value recorded in other operating expenses on the consolidated statement of operations.

(h) New Accounting Pronouncements
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
2. Property, Equipment, and Leasehold Improvements
Property, equipment, and leasehold improvements consist of the following at September 30, 2019 and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Land	$1,943	$1,943
Building and leasehold improvements	8,135	8,076
Furniture and equipment	6,432	6,248
Computer hardware and software	78,395	78,743
	94,905	95,010
Less accumulated depreciation and amortization	(75,076)	(72,755)
Property, equipment and leasehold improvements, net	$19,829	$22,255
Depreciation expense of property, equipment and leasehold improvements was $2.1 million and $2.3 million for the three months ended September 30, 2019 and 2018, respectively, and $6.5 million and $7.0 million for the nine months ended September 30, 2019 and 2018, respectively.

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
On October 15, 2018, the Company borrowed $4 million of the $25 million available as Additional Term Loans under the Credit Agreement. On March 21, 2019, we entered into Amendment No. 3 to the Credit Agreement to among other things relieve the Borrower from its obligation to comply with the financial covenants in the Credit Agreement until the quarter ending June 30, 2020. On April 5, 2019 and May 15, 2019, the Company borrowed $5 million and $6 million, respectively. On August 6, 2019 and September 25, 2019, the Company borrowed $5 million and $5 million, respectively. As of September 30, 2019, the Company has borrowed all of the $25 million available as Additional Term Loans.
As of September 30, 2019, $62.2 million was outstanding under the Credit Agreement.
Our ability to fund our business plans, capital expenditures and to fund our other liquidity needs depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control and the availability of borrowings under our existing lending facility. Following our $5 million Additional Term Loan draw on September 25, 2019, we no longer have any remaining borrowing capacity under our existing Credit Agreement. Our current financial projections show that we expect to be able to maintain a level of cash flows from operating activities sufficient to permit us to fund our ongoing and planned business operations and to fund our other liquidity needs.  If, however, we are required to obtain additional borrowings to fund our ongoing or future business operations, there can be no assurance that we will be successful in obtaining such additional borrowings or upon terms that are acceptable to us. If our cash flows and capital resources are insufficient to fund our planned business operations or to fund our other liquidity needs, we may need to reduce or delay capital expenditures, alter our business plans, curtail the services we provide to our current or future clients, sell assets or operations, seek additional capital or restructure or refinance our indebtedness, any of which could have an adverse effect on our financial condition and results of operations.
We have the option to extend the maturity of the Loans for two additional one-year periods, subject to the satisfaction of customary conditions.  The Loans bear interest at the one-month LIBOR rate (subject to a 1% per annum floor) plus a margin which may vary from 5.5% per annum to 10.0% per annum based on our total debt to EBITDA ratio. Our annual interest rate at September 30, 2019 was 12.0% and 8.0% at December 31, 2018. We are required to pay 5% of the original principal balance of the Loans annually in quarterly installments and to make mandatory prepayments of the Loans with a percentage of our excess cash flow which may vary between 75% and 0% depending on our total debt to EBITDA ratio and from the net cash proceeds of certain asset dispositions and debt not otherwise permitted under the Credit Agreement, in each case, subject to the lender's right to decline to receive such payments.
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
Upon borrowing of the Additional Term Loans, the Company was required to issue additional warrants at the same Exercise Price to purchase up to an aggregate of 77,267 additional shares of common stock (which represents approximately 0.15% of our diluted common stock calculated using the “treasury stock” method as defined under U.S. GAAP for the fiscal quarter ended June 30, 2017) for each $1.0 million of such Additional Term Loans. Similarly, upon our election to extend the maturity of the loans for two additional one year periods, we will be required to issue additional warrants at the same Exercise Price to purchase up to an aggregate of 515,110 additional shares of common stock for the first year, and to purchase up to an aggregate of 772,665 additional shares of common stock for the second year (which represent approximately 1.0% and 1.5% of our diluted common stock for the first and second years, respectively, calculated using the “treasury stock” method as defined under U.S. GAAP for the fiscal quarter ended June 30, 2017).
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

	August 2017 Issuance	October 2018 Issuance	April 2019 Issuance	May 2019 Issuance	August 2019 Issuance	September 2019 Issuance
Exercise price	$1.92	$1.92	$1.92	$1.92	$1.92	$1.92
Share price on date of issuance	$1.85	$1.93	$2.24	$1.75	$1.11	$1.10
Volatility	50.0%	55.0%	57.5%	57.5%	67.5%	67.5%
Risk-free interest rate	1.83%	3.01%	2.31%	2.15%	1.53%	1.60%
Expected dividend yield	—%	—%	—%	—%	—%	—%
Contractual term (in years)	5	5	5	5	5	5
Number of shares	3,863,326	309,066	386,333	463,599	386,333	386,333
Relative fair value of each warrant	$3.3 million	$0.2 million	$0.4 million	$0.4 million	$0.2 million	$0.2 million
In addition, at the closing of the Initial Term Loan, the Company paid transaction costs of $0.6 million, which were recorded as a discount on the debt and are being amortized to interest expense using the effective interest method over the life of the Initial Term Loan, which is a period of 48 months.
Outstanding debt obligations are as follows (in thousands):

September 30, 2019
Principal amount	$65,050
Less: unamortized discount and debt issuance costs	(2,807)
Notes payable less unamortized discount and debt issuance costs	62,243
Less: current maturities, net of unamortized discount and debt issuance costs	(3,182)
Long-term notes payable, net of current maturities and unamortized discount and debt issuance costs	$59,061

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
Operating lease expense was $0.8 million and $2.5 million for the three and nine months ended September 30, 2019, respectively.
Supplemental cash flow and other information related to operating leases as of September 30, 2019 are as follows:

Weighted Average Remaining Lease Term	3.9	years
Weighted Average Discount Rate	6.5%
Cash paid for amounts included in the measurement of operating lease liabilities were $0.9 million and $2.7 million for the three and nine months ended September 30, 2019, respectively, included in operating cash flows.
The following is a schedule, by years, of maturities of lease liabilities as of September 30, 2019 (in thousands):

Year Ending December 31,	Amount
Remainder of 2019	845
2020	3,402
2021	2,522
2022	1,908
2023	800
Thereafter	1,390
Total undiscounted cash flows	$10,867
Less imputed interest	$(1,364)
Present value of lease liabilities	$9,503
Disclosures related to periods prior to adoption of the new lease standard
Future minimum rental commitments under non-cancelable leases as of September 30, 2018 are as follows (in thousands):

Year Ending December 31,	Amount
Remainder of 2018	844
2019	3,401
2020	3,369
2021	2,486
2022	1,886
Thereafter	2,190
Total	$14,176
Operating lease expense was $1.0 million and $2.8 million for the three and nine months ended September 30, 2018, respectively.

5. Stock-based Compensation
(a) Stock Options
Total stock-based compensation expense charged as salaries and benefits expense in the consolidated statements of operations was $0.5 million and $0.8 million for the three months ended September 30, 2019 and 2018, respectively, and was $1.7 million and $2.4 million for the nine months ended September 30, 2019 and 2018, respectively. The following table sets forth a summary of the Company's stock option activity for the nine months ended September 30, 2019:

	Outstanding Options	Weighted average exercise price per share	Weighted average remaining contractual life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2018	2,459,102	$8.97	3.25	$273
Granted	—	—
Forfeited	(450,458)	4.48
Exercised	(19,478)	1.74
Outstanding at September 30, 2019	1,989,166	$10.06	3.15	$—
Vested, exercisable, expected to vest(1) at September 30, 2019	1,989,113	$10.06	3.15	$—
Exercisable at September 30, 2019	1,988,124	$10.06	3.15	$—

(1)	Options expected to vest reflect an estimated forfeiture rate.
The Company recognizes share-based compensation costs as expense on a straight-line basis over the option vesting period, which generally is four years.
(b) Restricted Stock Units and Performance Stock Units
The following table summarizes restricted stock unit and performance stock unit activity for the nine months ended September 30, 2019:

	Number of Awards	Weighted average grant date fair value per share
Outstanding at December 31, 2018	2,933,236	$2.50
Granted	1,253,200	1.94
Forfeited	(294,600)	2.41
Vested and converted to shares, net of units withheld for taxes	(666,063)	2.45
Units withheld for taxes	(266,748)	2.45
Outstanding at September 30, 2019	2,959,025	$2.28
Expected to vest at September 30, 2019	2,603,942	$2.28
Restricted stock units and performance stock units granted under the Performant Financial Corporation Amended and Restated 2012 Stock Incentive Plan generally vest over periods ranging from one to four years.

6. Income Taxes
Our effective income tax rate changed to (2)% for the nine months ended September 30, 2019 from (47)% for the nine months ended September 30, 2018. The change in the effective tax rate is primarily driven by the overall losses from operations for the nine months ended September 30, 2019 for which no benefit is recognized due to valuation allowance.
We file income tax returns with the U.S. federal government and various state jurisdictions. We operate in a number of state and local jurisdictions, most of which have never audited our records. Accordingly, we are subject to state and local income tax examinations based upon the various statutes of limitations in each jurisdiction. For tax years before 2016, the Company is no longer subject to Federal and certain other state tax examinations. We are currently being examined by the Franchise Tax Board of California for tax years 2011 through 2014.
7. Loss per Share
For the three and nine months ended September 30, 2019 and 2018, basic loss per share is calculated by dividing net loss by the sum of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of common stock and dilutive common share equivalents outstanding during the period. Common share equivalents consist of stock options, restricted stock units, performance stock units, and warrants. When there is a loss in the period, dilutive common share equivalents are excluded from the calculation of diluted earnings per share, as their effect would be anti-dilutive. For example, for the three months ended September 30, 2019, diluted weighted average shares outstanding are the same as basic average shares outstanding. When there is net income in the period, the Company excludes stock options, restricted stock units, performance stock units and warrants from the calculation of diluted earnings per share when their combined exercise price and unamortized fair value exceeds the average market price of the Company's common stock because their effect would be anti-dilutive.
The following table reconciles the basic to diluted weighted average shares outstanding using the treasury stock method (shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Weighted average shares outstanding – basic	53,665	52,281	53,366	51,752
Dilutive effect of stock options	—	—	—	—
Weighted average shares outstanding – diluted	53,665	52,281	53,366	51,752
8. Subsequent Events
We have evaluated subsequent events through the date these consolidated financial statements were filed with the Securities and Exchange Commission and there are no other events that have occurred that would require adjustments or disclosures to our consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
You should read the following discussion in conjunction with our consolidated financial statements (unaudited) and related notes included elsewhere in this report. This report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” under Item 1A of Part II of this report. In light of these risks, uncertainties and assumptions, the forward-looking events and trends discussed in this report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Forward-looking statements include, but are not limited to, statements about our: opportunities and expectations for growth in the student lending, healthcare and other markets; anticipated trends and challenges in our business and competition in the markets in which we operate; our client relationships and our ability to maintain such client relationships; our ability to generate sufficient cash flows to fund our ongoing operations and other liquidity needs; our ability to maintain compliance with the covenants in our debt agreements; our ability to generate revenue following long implementation periods associated with new customer contracts; the adaptability of our technology platform to new markets and processes; our ability to invest in and utilize our data and analytics capabilities to expand our capabilities; our growth strategy of expanding in our existing markets and considering strategic alliances or acquisitions; maintaining, protecting and enhancing our intellectual property; our expectations regarding future expenses; expected future financial performance; and our ability to comply with and adapt to industry regulations and compliance demands. The forward-looking statements in this report speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Recovery (1)	$20,936	$16,162	$64,418	$58,593
Healthcare (2)	10,757	7,153	29,040	44,562
Customer Care / Outsourced Services	4,210	4,266	13,151	12,783
Total Revenues	$35,903	$27,581	$106,609	$115,938

(1)	Represents student lending, state and municipal tax authorities, IRS and Department of Treasury markets, select financial institutions, as well as Premiere Credit of North America.

(2)	Includes $28.4 million related to the termination of the 2009 CMS Region A contract for the nine months ended September 30, 2018.

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
For our commercial healthcare business, our business strategy is focused on utilizing our technology-enabled services platform to provide audit, third-party liability recovery and analytical services for private healthcare payers. We have entered into contracts with several private payers, although these contracts are in the early stage of implementation. Revenues from our commercial healthcare clients were $11.3 million for the nine months ended September 30, 2019 compared to revenues of $7.8 million that we earned from our commercial healthcare clients during the nine months ended September 30, 2018.
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
Healthcare providers have the right to appeal a claim and may pursue additional appeals if the initial appeal is found in favor of the healthcare insurer. Our total estimated liability for appeals was $0.4 million and $0.2 million as of September 30, 2019 and December 31, 2018, respectively. This represents our best estimate of the amount probable of being refunded to our healthcare clients following successful appeals of claims for which commissions were previously collected.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Student Lending Placement Volume	574,340	750,022	2,292,652	2,140,028
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
Healthcare providers have the right to appeal a claim and may pursue additional appeals if the initial appeal is found in favor of the healthcare client. Total estimated liability for appeals was $0.4 million and $0.2 million as of September 30, 2019 and December 31, 2018, respectively. This represents our best estimate of the amount probable of being refunded to our healthcare clients following successful appeals of claims for which commissions were previously collected.
We determined that we do not have any costs related to obtaining or fulfilling a contract that are recoverable and as such, these contract costs are expensed as incurred.
Goodwill
Goodwill represents the excess of purchase price and related costs over the fair value assigned to the net assets of businesses acquired. Goodwill is not amortized, but instead is reviewed for impairment at least annually. Impairment is the condition that exists when the carrying amount of goodwill is not recoverable and its carrying amount exceeds its fair value. We performed a quantitative impairment assessment of goodwill as of September 30, 2019, and concluded that there was no need to impair goodwill.
Recent Accounting Pronouncements
See "New Accounting Pronouncements" in Note 1(h) of the Consolidated Financial Statements included in Part I - Item 1 of this report.
Results of Operations
Three Months Ended September 30, 2019 compared to the Three Months Ended September 30, 2018
The following table represents our historical operating results for the periods presented:

	Three Months Ended September 30,
	2019	2018	$ Change	% Change
	(in thousands)
Consolidated Statement of Operations Data:
Revenues	$35,903	$27,581	$8,322	30%
Operating expenses:
Salaries and benefits	28,771	24,276	4,495	19%
Other operating expenses	12,948	10,505	2,443	23%
Total operating expenses	41,719	34,781	6,938	20%
Loss from operations	(5,816)	(7,200)	(1,384)	(19)%
Interest expense	(2,166)	(1,123)	1,043	93%
Interest income	11	6	5	83%
Loss before provision for income taxes	(7,971)	(8,317)	(346)	(4)%
Provision for income taxes	99	(708)	(807)	114%
Net loss	$(8,070)	$(7,609)	$461	6%

Revenues
Revenues were $35.9 million for the three months ended September 30, 2019, an increase of approximately 30%, compared to revenues of $27.6 million for the three months ended September 30, 2018.
Recovery revenues were $20.9 million for the three months ended September 30, 2019, representing an increase of $4.8 million, or 29.8%, compared to the three months ended September 30, 2018. The increase was primarily the result of higher revenues from our Premiere subsidiary which was acquired near the end of the third quarter of 2018.
Healthcare revenues were $10.8 million for the three months ended September 30, 2019, representing an increase of $3.6 million, or 50.0%, compared to the three months ended September 30, 2018. This increase in healthcare revenues is primarily attributable to a $2.9 million increase in revenues earned under our CMS RAC and MSP CRC contracts, and a $0.7 million increase in revenues attributable to our commercial healthcare clients during the quarter.
Customer Care / Outsourced Services revenues were $4.2 million for the three months ended September 30, 2019, representing a slight decrease of $56 thousand, or 2%, compared to the three months ended September 30, 2018.
Salaries and Benefits
Salaries and benefits expense was $28.8 million for the three months ended September 30, 2019, an increase of $4.5 million, or 19%, compared to salaries and benefits expense of $24.3 million for the three months ended September 30, 2018. The increase in salaries and benefits expense was primarily driven by anticipation of the ramp up activity required in connection with the engagement of new clients and new client contracts and a result of the acquisition of Premiere in the third quarter of 2018.
Other Operating Expenses
Other operating expenses were $12.9 million for the three months ended September 30, 2019, compared to other operating expenses of $10.5 million for the three months ended September 30, 2018. The increase in other operating expenses was primarily due to the incurrence of additional operating expenses in the third quarter of 2019 related to the acquisition of Premiere in the third quarter of 2018.
Loss from Operations
Loss from operations was $5.8 million for the three months ended September 30, 2019, compared to loss from operations of $7.2 million for the three months ended September 30, 2018. The decrease in loss from operations was primarily the result of higher revenues, partially offset by higher salaries and benefits as a result of the ramp up activity required in connection with the engagement of new clients and new client contracts and the acquisition of Premiere and higher other operating expenses.
Interest Expense
Interest expense was $2.2 million for the three months ended September 30, 2019, compared to $1.1 million for the three months ended September 30, 2018. Interest expense increased by approximately $1.0 million or 93% for the three months ended September 30, 2019, due to a higher outstanding loan balance as a result of additional term loan borrowings, and a higher interest rate in 2019 compared to 2018.
Income Taxes
We recognized an income tax expense of $0.1 million for the three months ended September 30, 2019, compared to an income tax benefit of $0.7 million for the three months ended September 30, 2018. Our effective income tax rate changed to (1)% for the three months ended September 30, 2019, from 9% for the three months ended September 30, 2018. The change in the effective tax rate is primarily driven by the overall losses from operations for the three months ended September 30, 2019 for which no benefit is recognized due to valuation allowance.

Net Loss
As a result of the factors described above, net loss was $8.1 million for the three months ended September 30, 2019, which represented an increase of $0.5 million, or 6% compared to net loss of $7.6 million for the three months ended September 30, 2018.

Nine Months Ended September 30, 2019 compared to the Nine Months Ended September 30, 2018
The following table represents our historical operating results for the periods presented:

	Nine Months Ended September 30,
	2019	2018	$ Change	% Change
	(in thousands)
Consolidated Statement of Operations Data:
Revenues	106,609	115,938	(9,329)	(8)%
Operating expenses:
Salaries and benefits	86,816	68,362	18,454	27%
Other operating expenses	37,112	45,924	(8,812)	(19)%
Total operating expenses	123,928	114,286	9,642	8%
(Loss) income from operations	(17,319)	1,652	(18,971)	1,148%
Interest expense	(5,260)	(3,534)	1,726	49%
Interest income	33	19	14	74%
Loss before provision for income taxes	(22,546)	(1,863)	(20,683)	(1,110)%
Provision for income taxes	412	882	(470)	(53)%
Net loss	(22,958)	(2,745)	(20,213)	(736)%
Revenues
Revenues were $106.6 million for the nine months ended September 30, 2019, a decrease of approximately $9.3 million or 8%, compared to revenues of $115.9 million for the nine months ended September 30, 2018.
Recovery revenues were $64.4 million for the nine months ended September 30, 2019, representing an increase of $5.8 million, or 2%, compared to the nine months ended September 30, 2018. The increase was due primarily to higher revenues from our Premiere subsidiary, which was acquired in the third quarter of 2018, offset by reduced revenues from Great Lakes Higher Education Guaranty Corporation, which terminated our contract in 2017.
Healthcare revenues were $29.0 million for the nine months ended September 30, 2019, representing a decrease of $15.5 million, or 35% compared to the nine months ended September 30, 2018. This decrease was due primarily to revenues of $28.4 million recognized in 2018 as a result of the release of the appeals reserve in connection with the termination of our 2009 CMS Region. Excluding revenues associated with the termination of our 2009 CMS Region A contract in 2018, healthcare revenues for the nine months ended September 30, 2019, increased $12.9 million, or 80%, compared to the nine months ended September 30, 2018, primarily due to increases in revenues earned under our CMS RAC and MSP CRC contracts and from our commercial healthcare clients during the nine months ended September 30, 2019.
Customer Care / Outsourced Services revenues were $13.2 million for the nine months ended September 30, 2019, representing an increase of $0.4 million, or 3%, compared to the nine months ended September 30, 2018.

Salaries and Benefits
Salaries and benefits expense was $86.8 million for the nine months ended September 30, 2019, an increase of $18.5 million, or 27%, compared to salaries and benefits expense of $68.4 million for the nine months ended September 30, 2018. The increase in salaries and benefits expense was primarily due to increased headcount in the ramp up activity required in connection with the engagement of new clients and new client contracts and as a result of the acquisition of Premiere.
Other Operating Expenses
Other operating expenses were $37.1 million for the nine months ended September 30, 2019, a decrease of $8.8 million, or 19%, compared to other operating expenses of $45.9 million for the nine months ended September 30, 2018. The decrease in other operating expenses was primarily due to a $7.1 million derecognition of subcontractor receivable associated with the termination of the 2009 CMS Region A contract and a $1.9 million allowance for doubtful accounts against subcontractor receivable, both of which occurred in the first quarter of 2018.
(Loss) Income from Operations
Loss from operations was $17.3 million for the nine months ended September 30, 2019, compared to income from operations of $1.7 million for the nine months ended September 30, 2018. The increase in loss was primarily the result of higher revenues in 2018 driven primarily by release of an aggregate of $28.4 million of the estimated liability for appeals and the net payable to client balances into revenue, net of derecognition of $9.0 million of prepaid expenses and other current assets with a charge to other operating expenses, both as a result of the termination of our 2009 CMS Region A contract in 2018, and increased salaries and benefits expenses in 2019.
Interest Expense
Interest expense was $5.3 million for the nine months ended September 30, 2019, compared to $3.5 million for the nine months ended September 30, 2018. Interest expense increased by approximately $1.7 million or 49% due to a higher outstanding loan balance as a result of additional term loan borrowings and a higher interest rate in 2019 compared to 2018.
Income Taxes
We recognized an income tax expense of $0.4 million for the nine months ended September 30, 2019, compared to an income tax expense of $0.9 million for the nine months ended September 30, 2018. Our effective income tax rate changed to (2)% for the nine months ended September 30, 2019, from (47)% for the nine months ended September 30, 2018. The change in the effective tax rate is primarily due to the amount of loss from operations for the nine months ended September 30, 2019 for which no benefit was recognized due to valuation allowance.
Net Loss
As a result of the factors described above, net loss was $23.0 million for the nine months ended September 30, 2019, which represented an increase in net loss of $20.2 million, compared to a net loss of $2.7 million for the nine months ended September 30, 2018.

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
Because of these limitations, you should consider adjusted EBITDA and adjusted net income alongside other financial performance measures, including net income and our other U.S. GAAP results. The following tables present a reconciliation of adjusted EBITDA and adjusted net income for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Adjusted EBITDA:
Net loss	$(8,070)	$(7,609)	$(22,958)	$(2,745)
Provision for income taxes	99	(708)	412	882
Interest expense (1)	2,166	1,123	5,260	3,534
Interest income	(11)	(6)	(33)	(19)
Depreciation and amortization	2,141	2,489	6,698	7,601
Non-core operating expenses (7)	244	—	309	—
Earnout mark-to-market (6)	(174)	—	(1,086)	—
CMS Region A contract termination (5)	—	(599)	—	(19,415)
Stock-based compensation	525	814	1,743	2,403
Adjusted EBITDA	$(3,080)	$(4,496)	$(9,655)	$(7,759)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)		(in thousands)
Adjusted Net Loss:
Net loss	$(8,070)	$(7,609)	$(22,958)	$(2,745)
Stock-based compensation	525	814	1,743	2,403
Amortization of intangibles (2)	65	203	176	608
Deferred financing amortization costs (3)	353	299	896	963
Non-core operating expenses (7)	244	—	309	—
Earnout mark-to-market (6)	(174)	—	(1,086)	—
CMS Region A contract termination (5)	—	(599)	—	(19,415)
Tax adjustments (4)	(279)	(197)	(561)	4,246
Adjusted Net Loss	$(7,336)	$(7,089)	$(21,481)	$(13,940)

(1)	Represents interest expense and amortization of issuance costs related to the refinancing of our indebtedness.

(2)	Represents amortization of capitalized expenses related to the acquisition of Performant by an affiliate of Parthenon Capital Partners in 2004.

(3)	Represents amortization of capitalized financing costs related to our Credit Agreement for 2018.

(4)	Represents tax adjustments assuming a marginal tax rate of 27.5%.

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

(6)	Represents the change from prior reporting periods in the fair value of the potential earnout consideration payable to ECMC Group in connection with the Premiere acquisition.

(7)	Represents professional fees related to strategic corporate development activities.

Liquidity and Capital Resources
Our primary sources of liquidity are cash and cash equivalents on hand. Cash and cash equivalents, which includes restricted cash and consists primarily of cash on deposit with banks, totaled $8.5 million as of September 30, 2019, compared to $7.3 million as of December 31, 2018.
Our ability to fund our business plans, capital expenditures and to fund our other liquidity needs depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control and the availability of borrowings under our existing lending facility. Following our $5 million Additional Term Loan draw on September 25, 2019, we no longer have any remaining borrowing capacity under our existing Credit Agreement. Our current financial projections show that we expect to be able to maintain a level of cash flows from operating activities sufficient to permit us to fund our ongoing and planned business operations and to fund our other liquidity needs.  If, however, we are required to obtain additional borrowings to fund our ongoing or future business operations, there can be no assurance that we will be successful in obtaining such additional borrowings or upon terms that are acceptable to us. If our cash flows and capital resources are insufficient to fund our planned business operations or to fund our other liquidity needs, we may need to reduce or delay capital expenditures, alter our business plans, curtail the services we provide to our current or future clients, sell assets or operations, seek additional capital or restructure or refinance our indebtedness, any of which could have an adverse effect on our financial condition and results of operations.
The $1.2 million increase in the balance of our cash and cash equivalents from December 31, 2018 to September 30, 2019, was primarily due to $21.0 million in additional term loan borrowings under our Credit Agreement and $8.3 million in non-cash adjustments, offset by a $23.0 million net loss, $4.1 million for capital expenditures, and $1.8 million in repayments of principal on long-term debt for the nine months ended September 30, 2019.
Cash flows from operating activities
Cash used in operating activities was $13.4 million for the nine months ended September 30, 2019, compared to cash used in operating activities of 9.9 million for the same period in 2018. The cash used from operating activities as of September 30, 2019, is primarily a result of our net loss of $23.0 million, offset by $8.3 million in non-cash adjustments.
Cash flows from investing activities
Cash used in investing activities of $4.1 million for the nine months ended September 30, 2019 was mainly for capital expenditures related to information technology, data storage, hardware, telecommunication systems and security enhancements to our information technology systems. Cash used in investing activities for similar purposes in the nine months ended September 30, 2018 was $4.7 million.
Cash flows from financing activities
Cash provided by financing activities of $18.8 million for the nine months ended September 30, 2019 was primarily attributable to $21.0 million in additional term loan borrowings under our Credit Agreement, partially offset by $1.8 million in repayments of long-term debt during the same period. Cash used in financing activities in the nine months ended September 30, 2018 was $1.6 million primarily attributable to repayments of principal of $1.1 million on long-term debt.
Restricted Cash
As of September 30, 2019, restricted cash included in current assets on our consolidated balance sheet was $1.7 million.

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
On October 15, 2018, the Company borrowed $4 million of the $25 million available as Additional Term Loans under the Credit Agreement. On March 21, 2019, we entered into Amendment No. 3 to the Credit Agreement to among other things relieve the Borrower from its obligation to comply with the financial covenants in the Credit Agreement until the quarter ending June 30, 2020. On April 5, 2019 and May 15, 2019, we borrowed $5 million and $6 million, respectively. On August 6, 2019 and September 25, 2019, the Company borrowed $5 million and $5 million, respectively. As of September 30, 2019, the Company has borrowed all of the $25 million available as Additional Term Loans.
As of September 30, 2019, $62.2 million was outstanding under the Credit Agreement.
We have the option to extend the maturity of the Loans for two additional one year periods, subject to the satisfaction of customary conditions. The Loans bear interest at the one-month LIBOR rate (subject to a 1% per annum floor) plus a margin which may vary from 5.5% per annum to 10.0% per annum based on our total debt to EBITDA ratio. Our annual interest rate at September 30, 2019, was 12.0%, and at December 31, 2018 was 8.0%. We are required to pay 5% of the original principal balance of the Loans annually in quarterly installments and to make mandatory prepayments of the Loans with a percentage of our excess cash flow which may vary between 75% and 0% depending on our total debt to EBITDA ratio and from the net cash proceeds of certain asset dispositions and debt not otherwise permitted under the Credit Agreement, in each case, subject to the lender's right to decline to receive such payments.
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

In consideration for, and concurrently with, the extension of the Initial Term Loan in accordance with the terms of the Credit Agreement, we issued a warrant to the lender to purchase up to an aggregate of 3,863,326 shares of our common stock (representing approximately up to 7.5% of our diluted common stock as calculated using the “treasury stock” method as defined under U.S. GAAP for the most recent fiscal quarter, with an exercise price of $1.92 per share (the "Exercise Price")). In connection with the October 15, 2018 Additional Term Loan borrowing of $4 million, we were required to issue a warrant to ECMC to purchase an aggregate of 309,066 shares of our common stock at the exercise price of $1.92 per share. In connection with the April 5, 2019 Additional Term Loan borrowing of $5 million, we were required to issue a warrant to ECMC to purchase an aggregate of 386,333 shares of our common stock at the exercise price of $1.92 per share. In connection with the May 15, 2019 Additional Term Loan borrowing of $6 million, we were required to issue a warrant to ECMC to purchase an aggregate of 463,599 shares of our common stock at the exercise price of $1.92 per share. In connection with the August 6, 2019 Additional Term Loan borrowing of $5 million, we were required to issue a warrant to ECMC to purchase an aggregate of 386,333 shares of our common stock at the exercise price of $1.92 per share. In connection with the September 25, 2019 Additional Term Loan borrowing of $5 million, we were required to issue a warrant to ECMC to purchase an aggregate of 386,333 shares of our common stock at the exercise price of $1.92 per share.
Upon borrowing of the Additional Term Loans, we were required to issue additional warrants at the same Exercise Price to purchase up to an aggregate of 77,267 additional shares of common stock (which represents approximately 0.15% of our diluted common stock calculated using the “treasury stock” method as defined under U.S. GAAP for the fiscal quarter ended June 30, 2017) for each $1.0 million of such Additional Term Loans. Similarly, upon our election to extend the maturity of the Loans for additional one year periods, we will be required to issue additional warrants at the same Exercise Price to purchase up to an aggregate of 515,110 additional shares of common stock for the first year’s extension, and to purchase up to an aggregate of 772,665 additional shares of common stock for the second year’s extension (which represent approximately 1.0% and 1.5% of our diluted common stock for the first and second years, respectively, calculated using the “treasury stock” method as defined under U.S. GAAP for the fiscal quarter ended June 30, 2017).
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
Management, with the participation of our Chief Executive Officer and our Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were functioning effectively at the reasonable assurance level as of September 30, 2019.

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended September 30, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to Our Business
We may not have sufficient cash flows from operations or availability of funds under our lending arrangements to fund our ongoing operations and our other liquidity needs, which could adversely affect our business and financial condition.

Our ability to fund our business plans, capital expenditures and to fund our other liquidity needs depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control and the availability of borrowings under our existing lending facility. Following our $5 million Additional Term Loan draw on September 25, 2019, we no longer have any remaining borrowing capacity under our existing Credit Agreement. As a result of no further borrowing capacity under our Credit Agreement, we cannot make assurances that we will maintain a level of cash flows from operating activities sufficient to permit us to fund our ongoing and planned business operations and to fund our other liquidity needs. If we are required to obtain additional borrowings to fund our ongoing or future business operations, there can be no assurance that we will be successful in obtaining such additional borrowings or upon terms that are acceptable to us. If our cash flows and capital resources are insufficient to fund our planned business operations or to fund our other liquidity needs, we may be forced to reduce or delay capital expenditures, alter our business plans, curtail the services we provide to our current or future clients, sell assets or operations, seek additional capital or restructure or refinance our indebtedness, any of which could have an adverse effect on our financial condition and results of operations.

Our indebtedness could adversely affect our business and financial condition and reduce the funds available to us for other purposes, and our failure to comply with the covenants contained in our Credit Agreement could result in an event of default that could adversely affect our results of operations.

Our ability to make scheduled payments under our Credit Agreement and to fund our other liquidity needs depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot make assurances that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness and to fund our other liquidity needs. If our cash flows and capital resources are insufficient to fund our debt service obligations and allow us to maintain compliance with the covenants under our Credit Agreement or to fund our other liquidity needs, we may be forced to reduce or delay capital expenditures, alter our business plans, curtail the services we provide to our current or future clients, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot ensure that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements, including our Credit Agreement with ECMC. If we cannot make scheduled payments on our debt, we will be in default and, as a result, our debt holders could declare all outstanding principal and interest to be due and payable, and foreclose against the assets securing our borrowings and we could be forced into bankruptcy or liquidation.

Our Credit Agreement contains, and any agreements to refinance our debt likely will contain, certain financial and restrictive covenants that limit our ability to incur additional debt, including to finance future operations or other capital needs, and to engage in other activities that we may believe are in our long-term best interests, including to dispose of or acquire assets. Our failure to comply with these covenants may result in an event of default, which, if not cured or waived, could accelerate the maturity of our indebtedness or result in modifications to our credit terms. If our indebtedness is accelerated, we may not have sufficient cash resources to satisfy our debt obligations and we may not be able to continue our operations as planned.

We typically face a long period to implement a new contract which may cause us to incur expenses before we receive revenues from new client relationships.

If we are successful in obtaining an engagement with a new client or a new contract with an existing client, we typically have a subsequent long implementation period in which the services are planned in detail and we integrate our technology, processes and resources with the client’s operations. If we enter into a contract with a new client, we typically will not receive revenues until implementation is completed and work under the contract actually begins, which can be a substantial period of time. Our clients may also experience delays in obtaining approvals or managing protests from unsuccessful bidders, such as the lengthy protests regarding the most recent contract procurement from the Department of Education, or delays associated with technology or system implementations, such as the delays experienced with the implementation of our first RAC contract with CMS. Because we generally begin to hire new employees to provide services to a new client once a contract is signed and otherwise incur significant upfront implantation expenses, we incur significant expenses associated with new contracts before we receive corresponding revenues under any such new contract. If we are not able to pay the upfront contract implementation expenses out of cash from operations or availability of borrowings under our lending arrangements, we may be required to scale back our operations or alter our business plans to account for cash shortages, either of which could prevent of us from earning future revenues under any such new client or contract engagements. Further, if we are not successful in maintaining contractual commitments after the expenses we incur during our typically long implementation cycle, our cash flows and results of operations could be adversely affected.

Revenues generated from our three largest clients represented 41% of our revenues for the six months ended June 30, 2019, and 61% of our revenues for the year ended 2018. Any termination of or deterioration in our relationship with any of theses or our other significant clients would result in a further decline in our revenues.

We have derived a substantial portion of our revenues from a limited number of clients. Revenues from our three largest clients represented 41% of our revenues for the six months ended June 30, 2019, and 61% of our revenues for the year ended December 31, 2018. All of our contracts with our significant clients are subject to periodic renewal and re-bidding processes and if we lose one of these clients or if the terms of our relationships with any of these clients become less favorable to us, our revenues would decline, which would harm our business, financial condition and results of operations.

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

Substantially all of our existing contracts for the recovery of student loans and other receivables, which represented approximately 71% of our revenues for the six months ended June 30, 2019, and 64% of our revenues for the year ended December 31, 2018, enable our clients to unilaterally terminate their contractual relationship with us at any time without penalty, potentially leading to loss of business or renegotiation of terms. Further, most of our contracts in these markets allow our clients to unilaterally change the volume of loans and other receivables that are placed with us or the payment terms at any given time. In addition, most of our contracts are not exclusive, with our clients retaining multiple service providers with whom we must compete for placements of loans or other obligations. Therefore, despite our contractual relationships with our clients, our contracts do not provide assurance that we will generate a minimum amount of revenues or that we will receive a specific volume of placements. Our revenues and operating results would be negatively affected if our student loan and receivables clients reduce the volume of student loan placements provided to us, modify the terms of service, including the success fees we are able to earn upon recovery of defaulted student loans, or any of these clients establish more favorable relationships with our competitors.

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

We operate in very competitive markets. In providing our services to the student loan and healthcare markets, we face competition from many other companies. Initially, we compete with these companies to be one of typically several firms engaged to provide recovery and audit services to a particular client and, if we are successful in being engaged, we then face continuing competition from the client’s other retained firms based on the client’s benchmarking of the recovery rates of its several vendors. In addition, those recovery and audit vendors who produce the highest recovery or audit rates from a client often will be allocated additional placements and in some cases additional success fees. Accordingly, maintaining high levels of recovery and audit performance, and doing so in a cost-effective manner, are important factors in our ability to maintain and grow our revenues and net income and the failure to achieve these objectives could harm our business, financial condition and results of operations. Some of our current and potential competitors in the markets in which we operate may have greater financial, marketing, technological or other resources than we do. The ability of any of our competitors and potential competitors to adopt new and effective technology to better serve our markets may allow them to gain market strength. Increasing levels of competition in the future may result in lower recovery or audit fees, lower volumes of contracted recovery or audit services or higher costs for resources. Any inability to compete effectively in the markets that we serve could adversely affect our business, financial condition and results of operations.

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

We have historically derived and are likely to continue to derive a significant portion of our revenues from the U.S. federal government. For the six months ended June 30, 2019 and the year ended December 31, 2018, revenues under contracts with the U.S. federal government accounted for approximately 30% and 35%, respectively, of our total revenues. The continuation and exercise of renewal options on government contracts and any new government contracts are, among other things, contingent upon the availability of adequate funding for the applicable federal government agency. Changes in federal government spending could directly affect our financial performance.

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

Two of the principal markets in which we provide our recovery and audit services, government-supported student loans and the Medicare program, are a subject of significant legislative and regulatory focus and we cannot anticipate how future changes in government policy may affect our business and operations. For example, Student Aid and Fiscal Responsibility Act, (SAFRA) significantly changed the structure of the government-supported student loan market by assigning responsibility for all new government-supported student loan originations to the Department of Education, rather than originations by private institutions and backed by one of the remaining 24 government-supported GAs. Further. the Department of Education’s decision to cancel the current procurement in its entirety in 2018, terminated our contract award, which has significantly reduced our revenues in the student loan market. Lastly, the continued suspension of the type of review activity we are allowed to conduct under our contracts with CMS has resulted in limitation on our healthcare revenues and operating results. Any future changes in the legislation and regulations that govern these markets, may require us to adapt our business to the new circumstances and we may be unable to do so in a manner that does not adversely affect our business and operations.

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

Since our initial public offering in August 2012, the price of our common stock, as reported by NASDAQ Global Select Market, has ranged from a low sales price of $0.99 on October 10, 2019 to a high sales price of $14.09 on March 4, 2013. The trading price of our common stock may be significantly affected by various factors, including: quarterly fluctuations in our operating results; the financial projections we may provide to the public, any changes in those projections or our failure to meet those projections; changes in investors’ and analysts’ perception of the business risks and conditions of our business; our ability to meet the earnings estimates and other performance expectations of financial analysts or investors; unfavorable commentary or downgrades of our stock by equity research analysts; changes in our capital structure, such as future issuances of debt or equity securities; our success or failure to obtain new contract awards; lawsuits threatened or filed against us; strategic actions by us or our competitors, such as acquisitions or restructurings; new legislation or regulatory actions; changes in our relationship with any of our significant clients; fluctuations in the stock prices of our peer companies or in stock markets in general; and general economic conditions.

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

PERFORMANT FINANCIAL CORPORATION
Date:	November 14, 2019
		By:	/s/ Lisa Im
Lisa Im

Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Ian Johnston
Ian Johnston

Vice President and Chief Accounting Officer