Form 10-K
period 2019-12-31
Performant Financial Corp
filed 2020-04-29
CIK 1550695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number: 001-35628

PERFORMANT FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	20-0484934
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 North Canyons Parkway, Livermore, CA	94551
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (925) 960-4800
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock, par value $.0001 per share	PFMT	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of June 30, 2019 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was $19,812,518. Shares of common stock beneficially held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of April 28, 2020, 54,028,174 shares of the registrant’s common stock were outstanding.
Documents Incorporated By Reference
Items 10 through 14 in Part III of this Form 10-K are incorporated by reference to the Registrant’s definitive proxy statement on Schedule 14A, to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies from the Registrant’s 2020 Annual Meeting of Stockholders.

EXPLANATORY NOTE
This Annual Report on Form 10-K for the fiscal year ended December 31, 2019 is being filed pursuant to the order of the Securities and Exchange Commission contained in SEC Release No. 34-88465, dated March 25, 2020 (the “Order”). We filed a Form 8-K on March 30, 2020, the original due date of the Form 10-K, indicating our reliance on the relief granted by the Order.

2

PART I
Cautionary Statement Regarding Forward-Looking Information
This Annual Report on Form 10-K contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives, and financial needs. Forward-looking statements include, but are not limited to, statements about:

•	our opportunities and expectations for growth in the healthcare, student lending, and other markets;

•	anticipated trends and challenges in our business and competition in the markets in which we operate;

•	our existing client relationships and future growth opportunities;

•	the adaptability of our technology platform to new markets and processes;

•	our ability to invest in and utilize our data and analytics capabilities to expand our capabilities;

•	our growth strategy of expanding in our existing markets and considering strategic alliances or acquisitions;

•	our indebtedness and our compliance, or failure to comply, with restrictive covenants in our credit agreement;

•	our ability to meet our liquidity and working capital needs;

•	maintaining, protecting and enhancing our intellectual property;

•	our expectations regarding future expenses;

•	expected future financial performance; and

•	our ability to comply with and adapt to industry regulations and compliance demands.
These statements reflect current views with respect to future events and are based on assumptions and subject to risks and uncertainties. There are a variety of factors that could cause actual results to differ materially from the anticipated results or expectations expressed in our forward-looking statements. There may be other factors of which the Company is not currently aware that may affect matters discussed in the forward-looking statements and may also cause actual results to differ materially from those discussed. In addition, there is uncertainty about the spread of the COVID-19 virus and the impact it may have on the Company’s operations, the demand for the Company’s products or services, global supply chains and economic activity in general. These risks and uncertainties include, but are not limited to, those risks discussed in Item 1A of this report. Given these uncertainties, you should not place undue reliance on these forward-looking statements.
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

ITEM 1.    Business
Overview
We provide technology-enabled audit, recovery, outsource customer services, and related analytics services in the United States. Our services help identify improper payments, and in some markets, restructure and recover delinquent or defaulted assets and improper payments for both government and private clients in a broad range of markets. Our clients typically operate in complex and regulated environments and outsource their audit and recovery needs in order to reduce losses on billions of dollars of improper healthcare payments, delinquent state and federal tax and federal treasury, defaulted student loans and other receivables. We also provide complex outsource customer services for clients across our various markets, where we handle many or all aspects of our clients’ recovery processes.
We believe we have a leading position in our markets based on our technology-enabled services platform, long-standing client relationships and the large volume of claims or funds we have audited and recovered for our clients. In the healthcare market, we have been a Medicare Recovery Audit Contractor (RAC), in the United States for the Centers for Medicare and Medicaid Services (CMS), for over ten years, and are currently servicing two RAC contracts and an additional Medicare Secondary Payer Commercial Repayment Center (CRC) contract. We have also expanded our client base to include multiple insurance providers in the private healthcare market. In the recovery market, we have relationships with several U.S. federal government agencies, including the IRS, state tax agencies as well as a large number of the active Guaranty Agencies (GAs), which are state or non-profit agencies that administer and rehabilitate student loans issued under the former federally-governed student loan program.
We believe that our business platform is easily adaptable to new markets and processes. Over the past several years, we have successfully extended our platform into additional markets with significant recovery opportunities. For example, we utilized the same basic platform previously used primarily for student loan recovery activities to enter the state tax, federal treasury receivables and healthcare recovery markets. We continue to enhance our platform through investment in new data and analytics capabilities, which we believe will enable us to provide additional services such as services relating to the detection of fraud, waste and abuse. We endeavor to automate and optimize what traditionally have been manually intensive processes in order to drive higher workforce productivity. In 2019, we generated approximately $85,000 of revenue per employee, based on the average number of employees during the year.
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
For the year ended December 31, 2019, we generated approximately $150.4 million in revenues, $26.8 million in net loss, $(3.2) million in adjusted EBITDA and $(20.0) million in adjusted net loss. See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Adjusted EBITDA and Adjusted Net Income” in Item 7 below for a definition of adjusted EBITDA and adjusted net income and reconciliations of adjusted EBITDA and adjusted net loss to net loss determined in accordance with generally accepted accounting principles.

Our Markets
We operate in markets characterized by strong growth, a complex regulatory environment and a significant amount of delinquent, defaulted or improperly paid assets.
Healthcare
The healthcare industry represents a significant portion of the U.S. Gross Domestic Product (GDP). According to CMS National Health Expenditure (NHE) Projections, U.S. healthcare spending grew 4.5% in 2019, reaching $3.8 trillion. National health spending is projected to grow at an average annual rate of 5.4% for 2020-28 and to reach nearly $6.2 trillion by 2028. As a share of the nation's GDP, health spending accounted for 17.8% in 2019 and expected to increase to 19.4% by 2027. Federal government-related spending grew 6.7% to $800.5 billion in 2019 for Medicare, which provides a range of healthcare coverage primarily to elderly and disabled Americans and grew 3.9% to $620.7 billion in 2019 for Medicaid, which provides federal matching funds for states to finance healthcare for individuals at or below the public assistance level.
Medicare was initially established as part of the Social Security Act of 1965 and consists of four parts: Part A covers hospital and other inpatient stays; Part B covers hospital outpatient, physician and other services; Part C is known as Medicare Advantage, under which beneficiaries receive benefits through private health plans; and Part D is the Medicare outpatient prescription drug benefit.
The Department of Health and Human Services estimated that for Medicare Part A and Part B spending in 2019, approximately $28.9 billion, or 7.3%, was improper. Medicare improper payments generally involve incorrect coding, procedures performed which were not medically necessary, and incomplete documentation or claims submitted based on outdated fee schedules, among other issues.
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
In addition to government-related healthcare spending, significant growth in spending is expected in the private healthcare market. According to CMS NHE Projections, the private healthcare market accounted for approximately $1.3 trillion in spending in 2019, and private expenditures are projected to grow by 5.2% in 2020, 4.6% per year on average for 2021-23, and 5.0% per year on average for 2024-28.
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
State Tax Market
As state governments struggle with revenue generation and face significant budget deficits, many states have focused on recovery of delinquent state taxes. According to the Center on Budget and Policy Priorities, an independent think tank, 31 U.S. states faced projected budget shortfalls totaling $46.1 billion in 2017 and 2018. The economic recession beginning in 2008 led to lower income and sales taxes from both individuals and corporations, reducing overall tax revenues and leading to large budget deficits at the state government level. Although there has been some improvement (from $55 billion in 2013 to $46.1 billion in 2017 and 2018), the budget deficits continue to be a challenge for these states. In light of these budget deficits, many states have evaluated outsourcing at least some aspect of delinquent tax recovery.
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

Federal Tax Market
The IRS estimates that the difference between the total amount of taxes owed and taxes paid, known as the tax gap, currently exceeds $400 billion. In December 2015, Congress mandated the creation of the Internal Revenue Service (IRS) Private Debt Collection (PDC) Program within Section 32102 of the Fixing America’s Surface Transportation Act. The program provides the IRS with resources to assist with the collection of a subset of outstanding tax underpayments, specifically those where a tax return was filed but additional taxes are due. In the spring of 2017, the IRS named us as one of four companies to perform recovery services under the PDC Program. As of September 30, 2019, the PDC Program directly collected $301.7 million in voluntary payments of past-due tax revenue on behalf of the IRS. Tax payments collected by the PDC Program in 2019 was more than double the tax payments collected in 2018.
Our Competitive Strengths
We believe that our business is difficult to replicate, as it incorporates a combination of several important and differentiated elements, including:

•
Scalable and flexible technology-enabled services platform. We have a technology platform that is highly flexible, intuitive and easy to use for our audit, recovery and claims specialists. Our platform is easily configurable and deployable across multiple markets and processes. For example, we have successfully extended our platform from the student loan market to the state and federal tax, federal treasury receivables and the healthcare market, each having its own industry complexities and specific regulations.

•
Advanced, technology-enabled workflow processes. Our technology-enabled workflow processes, developed over many years of operational experience in recovery services, disaggregate otherwise complex recovery processes into a series of simple, efficient and consistent steps that are easily configurable and applicable to different types of recovery-related applications. We believe our workflow software is highly intuitive and helps our audit, recovery and claims specialists manage each step of the recovery process, while automating a series of otherwise manually-intensive and document-intensive steps in the recovery process. We believe our streamlined workflow technology drives higher efficiencies in our operations, as illustrated by our ability to generate approximately $85,000 of revenues per employee during 2019, based on the average number of employees during the year. We believe our streamlined workflow technology also improves recovery results relative to more labor-intensive outsourcing models.

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

•
Long-standing client relationships. We believe our long-standing focus on achieving superior recovery performance for our clients and the significant value our clients derive from this focus have helped us achieve long-tenured client relationships, strong contract retention and better access to new clients and future growth opportunities. In the healthcare market, we have a relationship with CMS that exceeds ten years. In October 2016 we were awarded two contracts out of the second recovery audit program procurement process, including for a region consisting of 11 states in the Northeast and Midwest and the national DMEPOS and home health contract. In October 2017, we were awarded a national exclusive (MSP CRC) contract by CMS. In the recovery market, we have business relationships with 14 GAs either as clients or through our contracts with ECMC and Navient and these relationships average more than eight years in length. Further, we have relationships with the U.S. Treasury for 22 years and with Louisiana state tax for 20 years.

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

•
Proven and experienced management team. Our management team has significant industry experience and has demonstrated strong execution capabilities. Our senior management team, led by Lisa Im, has been with us for an average of approximately 19 years. This team has successfully grown our revenue base and service offerings beyond the original student loan market into healthcare and delinquent state and federal tax and private financial institutions receivables. Our management team’s industry experience, combined with deep and specialized understanding of complex and highly regulated industries, has enabled us to maintain long-standing client relationships and strong financial results.

Our Growth Strategy
Key elements of our growth strategy include the following:

•
Expand our audit and recovery services in the healthcare market. According to CMS NHE Projections, Medicare spending totaled approximately $750.2 billion in 2018 and is expected to grow by 7.6% per year on average between 2020 and 2027. In the private healthcare market, spending totaled $1.2 trillion in 2018 and expenditures are projected to grow by 5.1% per year on average between 2020 and 2027. As these large markets continue to grow, we expect the need for audit and recovery services to increase in the public and private healthcare markets. In October 2016, we were awarded new RAC contracts for Region 1 which consists of 11 states in the Northeast and Midwest, and Region 5, which covers claims for durable medical equipment, prosthetics and orthotics and home health and hospice payment claims across the U.S. In October 2017, we were awarded the national exclusive MSP CRC contract by CMS. We have also entered into numerous private insurance payer contracts and are pursuing additional opportunities to provide audit, recovery and analytics services in the private healthcare market. In addition, we intend to pursue opportunities to find and eliminate losses prior to payment for healthcare services, including the detection of fraud, waste and abuse in the public and private healthcare markets.

•
Maintain our position in the student loan market. We have long-standing relationships with some of the largest participants in the government-supported student loan market. Although the Department of Education announced in January 2018 that we were selected as one of two recovery contractors under its award for new student loan recovery contracts, we were notified on May 3, 2018 that the Department of Education decided to cancel the current procurement in its entirety, and as a result terminated our contract award. However, we continue to have business relationships with 14 GAs either as clients or through our contracts with ECMC and Navient.

•
Expand outsource services, and recovery services in other markets. We intend to expand our outsource services, and recovery services in other markets, including the private healthcare recovery market, state and federal tax and federal treasury receivables. We intend to capitalize on our extensive experience and domain expertise and our highly flexible technology platform to seek opportunities in these additional markets.

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

The following recovery diagram illustrates how the various components of our platform work together to solve a typical recovery client workflow:

Our Services
We use our technology-enabled services platform to provide recovery and analytics services in a broad range of markets for the identification and recovery of student loans, improper healthcare payments and delinquent state and federal tax and federal treasury receivables. The table below summarizes our audit and recovery services and related analytics capabilities and the markets we serve.

Healthcare	Recovery	Customer Care / Outsourced Services	Analytics Capabilities
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

•    Recover government debt for numerous different federal agencies under a contract with the Treasury

•    Earn contingent, success-based fees calculated as a percentage of funds that we enable our clients to recover

•    Provide default aversion and/or first party call center services

•    Earn contingent, success-based fees based on the volume of processed transactions, the quantity of labor hours provided based on dedicated headcount, and hosted technology licensing fees

•    We use our enhanced data analytics capabilities, which we refer to as Performant Insight, to offer a variety of services from post- and pre-payment audit of healthcare claims to detection of fraud, waste and abuse of healthcare claims, to coordination of benefits and pharmacy fraud detection

Healthcare
We provide audit and recovery services related to improper payments in the healthcare market. In October 2016 we were awarded two new RAC contracts by CMS. One new award covers Parts A and B Medicare payments in a region consisting of 11 states in the Northeast and Midwest. The second award involves post-payment review of DMEPOS and home health and hospice claims across the U.S. In addition, in October 2017 we were awarded the national exclusive MSP CRC contract by CMS. In addition, we have entered into numerous private insurance payer contracts and are pursuing additional opportunities to provide audit, recovery and analytic services in the private healthcare market.
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
Under our MSP contract with CMS, we are responsible for identifying and recovering payments in situations where Medicare should not be the primary payer of healthcare claims because a beneficiary has other forms of insurance coverage, such as through an employer group health plan or certain other payers.

In the private healthcare market, we utilize our technology-enabled services platform to provide audit, recovery and analytical services for private healthcare payers. Our experience from our contracts with CMS has helped establish our presence in the private healthcare market by providing us the opportunity to provide audit and recovery services for several national commercial health plans. Our audit and analytics capabilities have allowed us not only to expand our services with these initial private healthcare clients, but also gain entry into other related private healthcare opportunities. Additionally, following our acquisition of Premiere Credit of North America in August of 2018, we now also help hospitals and other medical providers recover payments directly from patients.
Recovery
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
We also provide recovery services to several federal, state and municipal tax authorities, the Department of the Treasury and several financial institutions.
In the spring of 2017, the IRS named us as one of four companies to perform recovery services under the private collection program. The new program calls for the use of private companies to recover, on the government’s behalf, outstanding inactive tax receivables. Although the initial placement volumes were low when we commenced work under this contract in April 2017 reflecting the IRS’s objective of a methodical contract start, by the end of 2019, the number of placements of federal tax receivables we received from the IRS more than tripled from what we had processed in 2017.
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
Performant Insight provides numerous benefits for our audit and recovery services platform. Performant Insight has not only enhanced our existing recovery services under our contracts with CMS and other private healthcare contracts by analyzing significantly higher volumes of healthcare claims at faster rates and reducing our cycle time to review and assess healthcare claims, but has also enabled us to develop improved and more sophisticated business intelligence rules that can be applied to our audit processes. We believe our analytics capabilities will extend our potential markets, permitting us to pursue significant new business opportunities. We have expanded the use of our data analytics capabilities in the healthcare sector to offer a variety of services from post and pre-payment audit of healthcare claims in both the public and private healthcare sector, to detection of fraud, waste and abuse of healthcare claims, to coordination of benefits and pharmacy fraud detection.

Our Clients
We provide our services across a broad range of government and private clients in several markets.
CMS
Our relationship with CMS extends beyond ten years. Under our first RAC contract with CMS, which was awarded in 2009 and expired in 2016, we were responsible for identifying and facilitating the recovery of improper Part A and Part B Medicare payments in the Northeast region of the United States. On January 31, 2018, CMS issued to us their final Letter of Demand which reconciled all outstanding payables to CMS for the old Region A contract. Accordingly, we released an aggregate of approximately $27.8 million and $0.6 million of the estimated liability for appeals and the Net payable to client balances, during the first quarter and third quarter of 2018, respectively. This increased first quarter 2018 revenue by $27.8 million and third quarter revenue by $0.6 million. In conjunction with the release, we also derecognized approximately $9.0 million of prepaid expenses and other current assets, with a charge to other operating expenses, reflecting accrued receivables associated with amounts due to us from our subcontractors for decided and yet-to-be decided appeals.
In October 2016, we were awarded two new RAC contracts with CMS. We received the contract to audit improper payments for claims made under Medicare Parts A and B in Region 1, which consists of Connecticut, Michigan, Indiana, Maine, Massachusetts, New Hampshire, New York, Ohio, Kentucky, Rhode Island and Vermont, and the contract for Region 5, which involves post-payment review of claims related to DMEPOS and home health and hospice across the U.S. The fees that we receive for identifying improper payments from CMS under these contracts are entirely contingency-based, and the contingency-fee percentage depends on the methods of recovery, and, in some cases, the type of improper payment that we identify.
In October 2017, we were awarded the national exclusive MSP CRC contract by CMS. Under this MSP CRC contract, we are responsible for identifying and recovering payments in situations where Medicare should not be the primary payer of healthcare claims because a beneficiary has other forms of insurance coverage, such as through an employer group health plan or certain other payers. In February 2018, we commenced operations on the MSP CRC contract.

Private Healthcare
In the private healthcare market, we utilize our technology-enabled services platform to provide audit, recovery and analytical services for private healthcare payers. Our experience from our contracts with CMS has helped establish our presence in the private healthcare market by providing us the opportunity to provide audit and recovery services for several national commercial health plans. Our audit and analytics capabilities have allowed us not only to expand our services with these initial private healthcare clients, but also gain entry into other related private healthcare opportunities.
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
We have relationships with 14 GAs in the U.S. either as clients or through our contracts with ECMC and Navient; these relationships average more than eight years in length.
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
Internal Revenue Service
In the Spring of 2017, the IRS awarded us a contract to perform recovery services under the PDC program. The new program enables us to collect outstanding inactive tax receivables on the government's behalf. Our ability to recover these receivables will be limited to accounts where taxpayers owe money, but the IRS is no longer actively working their accounts. Although the initial placement volumes were low when we commenced work under this contract in April 2017 reflecting the IRS’s objective of a methodical contract start, by the end of 2019, the number of placements of federal tax receivables we received from the IRS more than tripled from what we had processed in 2017.
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
In the audit and recovery of improper healthcare payments, we face competition in the bidding process for commercial healthcare contracts, and the RAC and other contracts awarded by CMS. However, based on our structured, highly professional and effective recovery process within the healthcare market, we believe these are contracts for which we are uniquely qualified. This qualification allows us to compete more effectively for contracts such as the MSP CRC contract, which we were awarded in October 2017. In the most recent RAC bidding process, the identified competitive factors were demonstrated experience in effective recovery services in the healthcare market, sufficient capacity to address claims volumes, maintenance of high standards of recovery practices, financial capability to perform under the RAC contract and recovery fee rates. In the commercial healthcare space, those same factors are generally applicable. Our competition in the private healthcare market includes the other RAC service providers, Health Management Systems, Inc. and Cotiviti, LLC, and a variety of healthcare consulting and healthcare information services companies. Many of these companies have greater financial, technological and other resources than we do.
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
Privacy Act of 1974
The Privacy Act of 1974 governs the collection, use, storage, destruction and disclosure of personal information about individuals by a government agency and extends to government contractors who have access to agency records performing services for government agencies. The Privacy Act requires maintenance of a code of conduct for employees with access to the agency records addressing the obligations under the Privacy Act, training of employees and discipline procedures for noncompliance. The Privacy Act also requires adopting and maintaining appropriate administrative, technical and physical safeguards to ensure the security and confidentiality of records and to protect against any anticipated threats or hazards to their security or integrity.
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
Our regulatory compliance group is charged with the responsibility of ensuring our regulatory compliance and security. All our facilities have security perimeter controls with segregated access by security clearance level. The information systems environment maintains advanced network security intrusion detection and prevention with 24x7 monitoring and security incident response capabilities. We utilize encryption technologies to protect sensitive data on our systems, all data during transmission and all data on redundancy or backup media. Employees undergo background and security checks appropriate to their position. This can include security clearances by the Federal Bureau of Investigation. We also maintain compliant disaster recovery and business continuity plans, annually conduct two tabletop disaster exercises, conduct routine security risk assessments and maintain a continuous improvement process as part of our security risk mitigation and management activity.

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
State Law Compliance and Security Breach Response
Many states impose an obligation on any entity that holds personally identifiable information or health information to adopt appropriate security to protect such data against unauthorized access, misuse, destruction, or modification. All fifty states and the District of Columbia have enacted laws requiring holders of personal information to take certain actions in response to data breach incidents, such as providing prompt notification of the breach to affected individuals and government authorities, and in some cases offering credit monitoring services. In many cases, these laws are limited to electronic data, but states are increasingly enacting or considering stricter and broader requirements. Massachusetts and New York have enacted regulations and statutes that requires any entity that holds, transmits or collects certain personal information about their residents to adopt a written data security plan meeting the requirements set forth in the statute. We have implemented and maintained physical, technical and administrative safeguards intended to protect all personal data and have processes in place to assist us in complying with applicable laws and regulations regarding the protection of this data and properly responding to any security incidents. We have adopted a system security plan and security breach incident response plans to address our compliance with these laws.
On January 1, 2020, the California Consumer Privacy Act of 2018 (the “CCPA”), came into effect. The CCPA provides new rights to California residents and requires that covered companies that collect information about California residents make new disclosures to consumers about their data collection, use and sharing practices, honor requests from consumers to opt out of certain data sharing with third parties and to delete information upon request with certain exceptions. It provides for enforcement by the California Attorney General beginning July 1, 2020 and provides a new private right of action for data breaches. Proposed regulations have been published but are not yet final. The burdens imposed by the CCPA and other similar laws that may be enacted at the federal and state level may require us to modify our data processing practices and policies and to incur substantial expenditure in order to comply.
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

As of December 31, 2019, we had two U.S. patents, both covering aspects of the workflow management systems and methods incorporated into our technology-enabled services platform. These patents will expire in September 2024. We routinely assess appropriate occasions for seeking additional patent protection for those aspects of our platform and other technologies that we believe may provide competitive advantages to our business. We also rely on certain unpatented proprietary expertise and other know-how, licensed and acquired third-party technologies, and continuous improvements and other developments of our various technologies, all intended to maintain our leadership position in the industry.
As of December 31, 2019, we had six trademarks registered with the U.S. Patent and Trademark office: DCS, Performant Recovery, Performant Technologies, Discovery Analytics, Performant Insight, and Premiere Credit.
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
Employees
As of December 31, 2019, we had approximately 1,615 full-time employees. None of our employees is a member of a labor union and we consider our employee relations to be good.
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
Risks Related to Our Business
The novel coronavirus (COVID-19) pandemic is having a material adverse impact on our business, results of operations and financial condition, as well as on the operations and financial performance of many of our customers. We are unable to predict the extent to which the COVID-19 pandemic and related impacts will continue to adversely impact our business, results of operations and financial condition.

Our business and the businesses of our customers have been materially and adversely affected by the impact of the COVID-19 pandemic that has caused, and is expected to continue to cause, the global slowdown in economic activity. Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences are uncertain, rapidly changing and difficult to predict, the COVID-19 pandemic’s impact on our operations and financial performance, as well as its impact on our ability to successfully execute our business strategies and initiatives, remains uncertain and difficult to predict. Further, the ultimate impact of the COVID-19 pandemic on our operations and financial performance depends on many factors that are not within our control, including, but not limited, to: governmental and business actions that have been and continue to be taken in response to the pandemic; the impact of the COVID-19 pandemic and actions taken in response on global and regional economies and economic activity; the availability of federal, state or local funding programs; general economic uncertainty and financial market volatility; global economic conditions and levels of economic growth; and the pace of recovery when the COVID-19 pandemic subsides.

Given the economic hardships that may be faced by a large portion of the population as a result of the COVID-19 pandemic, certain of our customers have chosen to delay the recovery and audit services that we provide, and additional customers may choose to similarly delay the audit and recovery services that we provide, either of which could have a material negative impact on our revenues and results of operations. For example, pursuant to the terms of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted in March 2020, the U.S. federal government suspended payments, ceased accruing interest, and stopped involuntary collections of payments (e.g., wage garnishments) for student loans owned by the Department of Education through September 30, 2020.

Further, a prolonged period of generating lower cash flows from operations as a result of the COVID-19 pandemic could adversely affect our financial condition and the achievement of our strategic objectives. Conditions in the financial and credit markets may also limit the availability of funding or increase the cost of funding, which could adversely affect our business, financial position and results of operations. While we believe our financial projections are attainable, there can be no assurances that our financial results will be recognized in a timeframe necessary to meet our ongoing cash requirements.

In addition, a large portion of our employees continue to be subject to voluntary or mandated shelter-in-place or other quarantine orders, and the employees of our customers may also be subject to similar stay-at-home orders, either of which may result in the complete or partial closure of one or more of our recovery call centers or other disruptions in our ongoing business operations, which would harm our business and results of operations. If the impact of the COVID-19 pandemic continues for an extended period, it will continue to materially adversely impact our revenues and financial condition.

We may not have sufficient cash flows from operations or availability of funds under our lending arrangements to fund our ongoing operations and our other liquidity needs, which could adversely affect our business and financial condition.

Our ability to fund our business plans, capital expenditures and to fund our other liquidity needs depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control and the availability of borrowings under our existing lending facility. Following our $5 million Additional Term Loan draw on September 25, 2019, we no longer have any remaining borrowing capacity under our existing Credit Agreement. As a result of no further borrowing capacity under our Credit Agreement, we cannot make assurances that we will maintain a level of cash flows from operating activities sufficient to permit us to fund our ongoing and planned business operations and to fund our other liquidity needs. The recent COVID-19 pandemic has led certain of our customers to delay the recovery and audit services that we provide as a result of the economic hardships that may be faced by a large portion of the population, which may have a material negative impact on our cash flow from operations. If we are required to obtain additional borrowings to fund our ongoing or future business operations, there can be no assurance that we will be successful in obtaining such additional borrowings or upon terms that are acceptable to us. While we believe our financial projections are attainable, there can be no assurances that our financial results will be recognized in a timeframe necessary to meet our ongoing cash requirements. If our cash flows and capital resources are insufficient to fund our planned business operations or to fund our other liquidity needs, we may be forced to reduce or delay capital expenditures, alter our business plans, curtail the services we provide to our current or future clients, sell assets or operations, seek additional capital or restructure or refinance our indebtedness, any of which could have an adverse effect on our financial condition and results of operations.

Our indebtedness could adversely affect our business and financial condition and reduce the funds available to us for other purposes, and our failure to comply with the covenants contained in our Credit Agreement could result in an event of default that could adversely affect our results of operations.

Our ability to make scheduled payments under our Credit Agreement and to fund our other liquidity needs depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control, such as the recent global economic downturn as the result of the COVID-19 pandemic. We cannot make assurances that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness and to fund our other liquidity needs. If our cash flows and capital resources are insufficient to fund our debt service obligations and allow us to maintain compliance with the covenants under our Credit Agreement or to fund our other liquidity needs, we may be forced to reduce or delay capital expenditures, alter our business plans, curtail the services we provide to our current or future clients, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot ensure that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements, including our Credit Agreement with ECMC. If we cannot make scheduled payments on our debt, we will be in default and, as a result, our debt holders could declare all outstanding principal and interest to be due and payable, and foreclose against the assets securing our borrowings and we could be forced into bankruptcy or liquidation.

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

Various macroeconomic factors influence our business and results of operations. These include the volume of student loan originations in the United States, together with tuition costs and student enrollment rates, the default rate of student loan borrowers, which is impacted by domestic and global economic conditions, rates of unemployment and similar factors, and the growth in Medicare expenditures or claims made to private healthcare providers resulting from changes in healthcare costs or the healthcare industry taken as a whole. Changes in the overall economy could lead to a reduction in overall recovery rates by our clients, which in turn could adversely affect our business, financial condition and results of operations. For example, our business and the businesses of our customers have been materially and adversely affected by the impact of the COVID-19 pandemic that has caused, and is expected to continue to cause, the global slowdown in economic activity, which has resulted in a significant negative impact on our financial condition and results of operations.

We typically face a long period to start up a new contract which may cause us to incur expenses before we receive revenues from new client relationships.

If we are successful in obtaining an engagement with a new client or a new contract with an existing client, we typically have a subsequent long implementation period in which the services are planned in detail and we integrate our technology, processes and resources with the client’s operations. If we enter into a contract with a new client, we typically will not receive revenues until implementation is completed and work under the contract actually begins, which can be a substantial period of time. Our clients may also experience delays in obtaining approvals or managing protests from unsuccessful bidders, such as the lengthy protests regarding the most recent contract procurement from the Department of Education, or delays associated with technology or system implementations, such as the delays experienced with the implementation of our first RAC contract with CMS. Because we generally begin to hire new employees to provide services to a new client once a contract is signed and otherwise incur significant upfront implantation expenses, we incur significant expenses associated with new contracts before we receive corresponding revenues under any such new contract. If we are not able to pay the upfront expenses for commencing new contracts out of cash from operations or availability of borrowings under our lending arrangements, we may be required to scale back our operations or alter our business plans to account for cash shortages, either of which could prevent us from earning future revenues under any such new client or contract engagements. Further, if we are not successful in maintaining contractual commitments after the expenses we incur during our typically long implementation cycle, our cash flows and results of operations could be adversely affected.

Revenues generated from our three largest clients represented 45% of our revenues for the year ended December 31, 2019, and 61% of our revenues for the year ended 2018. Any termination of or deterioration in our relationship with any of these or our other significant clients would result in a further decline in our revenues.

We have derived a substantial portion of our revenues from a limited number of clients. Revenues from our three largest clients represented 45% of our revenues for the year ended December 31, 2019, and 61% of our revenues for the year ended December 31, 2018. All of our contracts with our significant clients are subject to periodic renewal and re-bidding processes and if we lose one of these clients or if the terms of our relationships with any of these clients become less favorable to us, our revenues would decline, which would harm our business, financial condition and results of operations.

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

Substantially all of our existing contracts for the recovery of delinquent receivables (including student loans, state taxes, federal taxes and Treasury-related receivables), which represented approximately 71% of our revenues for the year ended December 31, 2019, and 64% of our revenues for the year ended December 31, 2018, enable our clients to terminate their contractual relationship with us at any time without penalty, potentially leading to loss of business or renegotiation of terms. Further, most of our contracts in these markets allow our clients to unilaterally change the volume of loans and other receivables that are placed with us or the payment terms at any given time. In addition, most of our contracts are not exclusive, with our clients retaining multiple service providers with whom we must compete for placements of loans or other obligations. Therefore, despite our contractual relationships with our clients, our contracts do not provide assurance that we will generate a minimum amount of revenues or that we will receive a specific volume of placements. Our revenues and operating results would be negatively affected if our student loan and receivables clients reduce the volume of student loan placements provided to us, modify the terms of service, including the success fees we are able to earn upon recovery of defaulted student loans, or any of these clients establish more favorable relationships with our competitors.

We may not be able to manage our potential growth effectively and our results of operations could be negatively affected.

Our RAC contracts, MSP CRC contract, and other commercial healthcare contracts provide the opportunity to restore growth in our business. However, our focus on growth and the expansion of our business may place additional demands on our management, operations and financial resources and will require us to incur additional expenses. We cannot be sure that we will be able to manage our performance under any significant new contracts effectively. In order to successfully perform under any significant new contracts, our expenses will increase to recruit, train and manage additional qualified employees and subcontractors and to expand and enhance our administrative infrastructure and continue to improve our management, financial and information systems and controls. If we cannot manage our growth effectively, our expenses may increase, and our results of operations could be negatively affected.

We face significant competition in connection with obtaining, retaining and performing under our client contracts, and an inability to compete effectively in the future could harm our relationships with our clients, which would impact our ability to maintain our revenues and operating results.

We operate in very competitive markets. In providing our services to the student loan and healthcare markets, we face competition from many other companies. Initially, we compete with these companies to be one of typically several firms engaged to provide recovery and audit services to a particular client and, if we are successful in being engaged, we then face continuing competition from the client’s other retained firms based on the client’s benchmarking of the recovery rates of its several vendors. In addition, those recovery and audit vendors who produce the highest recovery or audit rates from a client often will be allocated additional placements and, in some cases, additional success fees. Accordingly, maintaining high levels of recovery and audit performance, and doing so in a cost-effective manner, are important factors in our ability to maintain and grow our revenues and net income and the failure to achieve these objectives could harm our business, financial condition and results of operations. Some of our current and potential competitors in the markets in which we operate may have greater financial, marketing, technological or other resources than we do. The ability of any of our competitors and potential competitors to adopt new and effective technology to better serve our markets may allow them to gain market strength. Increasing levels of competition in the future may result in lower recovery or audit fees, lower volumes of contracted recovery or audit services or higher costs for resources. Any inability to compete effectively in the markets that we serve could adversely affect our business, financial condition and results of operations.

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

We have historically derived and are likely to continue to derive a significant portion of our revenues from the U.S. federal government. For 2019 and 2018, revenues under contracts with the U.S. federal government accounted for approximately 36% and 35%, respectively, of our total revenues. The continuation and exercise of renewal options on government contracts and any new government contracts are, among other things, contingent upon the availability of adequate funding for the applicable federal government agency. Changes in federal government spending, or other regulatory changes such as the recent decisions by several governmental agencies to suspend collection efforts in the near term as a result of the COVID-19 pandemic, could directly affect our financial performance.

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

The reduction in the number of government-supported student loans originated by our GA clients has resulted in a lower amount of student loans that we are able to rehabilitate, and may result in the consolidation among the GAs, either of which would decrease our revenues.

As a result of SAFRA, which terminated the ability of the GAs to originate government-supported student loans, the overall number of defaulted student loans that we are able to service on behalf of our GA clients has begun to decline. Further, we are seeing a larger amount of defaulted student loans within our GA client portfolios that have previously been rehabilitated, which, according to current regulations, prevents us from rehabilitating any such student loan for a second time. This overall reduction in the number of defaulted student loans in our GA client portfolios, and the larger percentage of defaulted student loans that have been previously rehabilitated, together with the cessation of placements of defaulted student loans from the Department of Education, has resulted in a decrease in revenues from our GA clients, which has negatively impacted our business, financial condition and results of operations.

Further, some have speculated that there may be consolidation among the remaining GAs. This speculation has heightened as a result of the reduction of fees that the GAs will receive for rehabilitating student loans as a result of the Bipartisan Budget Act of 2013. If GAs that are our clients are combined with GAs with whom we do not have a relationship, we could suffer a loss of business. Two of our GA clients were responsible for 22% and 33%, respectively, of revenues for the years ended December 31, 2019 and 2018. The consolidation of our GA clients with others and the failure to provide recovery services to the consolidated entity could decrease our revenues, which could negatively impact our business, financial condition and results of operations.

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

A failure of our operating systems or technology infrastructure, or those of our third-party vendors and subcontractors, could disrupt our operations. Our operating systems and technology infrastructure are susceptible to damage or interruption from various causes, including acts of God and other natural disasters, power losses, computer systems failures, Internet and telecommunications or data network failures, global health crises, operator error, computer viruses, losses of and corruption of data and similar events. The occurrence of any of these events could result in interruptions, delays or cessations in service to our clients, reduce the attractiveness of our recovery services to current or potential clients and adversely impact our financial condition and results of operations. While we have backup systems in many of our operating facilities, an extended outage of utility or network services may harm our ability to operate our business. Further, the situations we plan for and the amount of insurance coverage we maintain for losses as result of failures of our operating systems and infrastructure may not be adequate in any particular case.

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

Our student loan recovery business is subject to regulation and oversight by various state and federal agencies, particularly in the area of consumer protection. The Fair Debt Collection Practices Act (FDCPA), and related state laws provide specific guidelines that we must follow in communicating with holders of student loans and regulates the manner in which we can recover defaulted student loans. Some state attorney generals have been active in this area of consumer protection regulation. We are subject, and may be subject in the future, to inquiries and audits from state and federal regulators, as well as frequent litigation from private plaintiffs regarding compliance under the FDCPA and related state regulations. We are also subject to the Fair Credit Reporting Act (FCRA), which regulates consumer credit reporting and may impose liability on us to the extent adverse credit information reported to a credit bureau is false or inaccurate. Our compliance with the FDCPA, FCRA and other federal and state regulations that affect our student loan recovery business may result in significant costs, including litigation costs. We may also become subject to regulations promulgated by the United States Consumer Financial Protection Bureau (CFPB), which was established in July 2011 as part of the Dodd-Frank Act to, among other things, establish regulations regarding consumer financial protection laws. In addition, the CFPB has investigatory and enforcement authority with respect to whether persons are engaged in unlawful acts or practices in connection with the collection of consumer debts.

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

The success of our business depends in part upon our proprietary technology platform. We rely on a combination of copyright, patent, trademark, and trade secret laws, as well as on confidentiality procedures and non-compete agreements, to establish and protect our proprietary technology rights. The steps we have taken to deter misappropriation of our proprietary technology may be insufficient to protect our proprietary information. In particular, we may not be able to protect our trade secrets, know-how and other proprietary information adequately. Although we use reasonable efforts to protect this proprietary information and technology, our employees, consultants and other parties may unintentionally or willfully disclose our information or technology to competitors. Enforcing a claim that a third party illegally obtained and is using any of our proprietary information or technology is expensive and time consuming, and the outcome is unpredictable. We rely, in part, on nondisclosure, confidentiality and invention assignment agreements with our employees, consultants and other parties to protect our trade secrets, know-how and other intellectual property and proprietary information. These agreements may not be self-executing, or they may be breached, and we may not have adequate remedies for such breach. Moreover, third parties may independently develop similar or equivalent proprietary information or otherwise gain access to our trade secrets, know-how and other proprietary information. Any infringement, misappropriation or other violation of our patents, trademarks, copyrights, trade secrets, or other intellectual property rights could adversely affect any competitive advantage we currently derive or may derive from our proprietary technology platform and we may incur significant costs associated with litigation that may be necessary to enforce our intellectual property rights.

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

We may consider acquisitions of other companies in our industry or in new markets. We may not be able to successfully complete any such acquisition and, if completed, any such acquisition may fail to achieve the intended financial results. We may not be able to successfully integrate any acquired businesses with our own and we may be unable to maintain our standards, controls and policies. Further, acquisitions may place additional constraints on our resources by diverting the attention of our management from other business concerns. Moreover, any acquisition may result in a potentially dilutive issuance of equity securities, the incurrence of additional debt, the amortization expenses related to intangible assets, and the potential impairment charges related to intangible assets or goodwill, all of which could adversely affect our results of operations and stock price.

The price of our common stock could be volatile, and you may not be able to sell your shares at or above the public offering price.

Since our initial public offering in August 2012, the price of our common stock, as reported by NASDAQ Global Select Market, has ranged from a low sales price of $0.79 on December 9, 2019 to a high sales price of $14.09 on March 4, 2013. The trading price of our common stock may be significantly affected by various factors, including: quarterly fluctuations in our operating results; the financial projections we may provide to the public, any changes in those projections or our failure to meet those projections; changes in investors’ and analysts’ perception of the business risks and conditions of our business; our ability to meet the earnings estimates and other performance expectations of financial analysts or investors; unfavorable commentary or downgrades of our stock by equity research analysts; changes in our capital structure, such as future issuances of debt or equity securities; our success or failure to obtain new contract awards; lawsuits threatened or filed against us; strategic actions by us or our competitors, such as acquisitions or restructurings; new legislation or regulatory actions; changes in our relationship with any of our significant clients; fluctuations in the stock prices of our peer companies or in stock markets in general; and general economic conditions.

Our significant stockholders have the ability to influence significant corporate activities and our significant stockholders' interests may not coincide with yours.

Parthenon Capital Partners, Invesco Ltd., and Prescott Group Management, L.L.C. beneficially owned approximately 25.0%, 19.0%, and 15.4% of our common stock, respectively, as of December 31, 2019. As a result of their ownership, Parthenon Capital Partners, Invesco Ltd., and Prescott Group Management, L.L.C. have the ability to influence the outcome of matters submitted to a vote of stockholders and, through our board of directors, the ability to influence decision making with respect to our business direction and policies. Parthenon Capital Partners, Invesco Ltd., and Prescott Group Management, L.L.C. may have interests different from our other stockholders’ interests and may vote in a manner adverse to those interests. Matters over which Parthenon Capital Partners, Invesco Ltd., and Prescott Group Management, L.L.C. can, directly or indirectly, exercise influence include:

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

ITEM 1B. Unresolved Staff Comments
None.

ITEM 2.    Properties
Facilities
As of December 31, 2019, we operated seven separate office locations throughout the United States. The largest of these facilities is in Livermore, California and serves as our corporate headquarters, as well as a data center and production location. Our Livermore facility is comprised of approximately 50,000 square feet of space and has a lease expiration of November 2022. We also lease production centers in California, Oregon, Florida, Tennessee, and Texas and own production/data centers in Oregon and Indiana.
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
Stockholders
As of December 31, 2019, we had approximately 20 holders of record of our common stock and we believe a greater number of shareholders who hold shares through brokers, banks or other nominees.
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
Issuer Purchases of Equity Securities
None.
ITEM 6. Selected Financial Data
The selected consolidated balance sheet data as of December 31, 2019 and 2018, and the selected consolidated statements of operations data for each year ended December 31, 2019 and 2018, have been derived from our audited consolidated financial statements which are included elsewhere in this annual report. The selected consolidated balance sheet data as of December 31, 2017, 2016 and 2015, and the selected consolidated statements of operations data for the years ended December 31, 2017, 2016, and 2015 have been derived from our audited consolidated financial statements not included in this annual report. Historical results are not necessarily indicative of future results. You should read the following selected consolidated historical financial data below in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, related notes, and other financial information included in this Annual Report on Form 10-K. The selected consolidated financial data in this section is not intended to replace the consolidated financial statements and is qualified in its entirety by the consolidated financial statements and related notes and schedule included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Consolidated Statement of Operations Data:
Revenues	$150,432	$155,668	$132,049	$141,360	$159,381
Operating expenses:
Salaries and benefits	115,194	96,144	82,191	78,863	88,077
Other operating expense	47,687	58,333	55,863	54,985	64,360
Impairment of goodwill and intangible assets	7,200	2,988	1,081	15,438	236
Total operating expenses	170,081	157,465	139,135	149,286	152,673
Income (loss) from operations	(19,649)	(1,797)	(7,086)	(7,926)	6,708
Interest expense	(7,589)	(4,699)	(6,972)	(7,897)	(8,889)
Interest income	41	28	4	—	—
Loss before provision for income taxes	(27,197)	(6,468)	(14,054)	(15,823)	(2,181)
Provision for (benefit from) income taxes	(377)	1,542	(1,325)	(4,370)	(386)
Net loss available to common shareholders	(26,820)	(8,010)	(12,729)	(11,453)	(1,795)
Net loss per share attributable to common shareholders (1)
Basic	$(0.50)	$(0.15)	$(0.25)	$(0.23)	$(0.04)
Diluted	$(0.50)	$(0.15)	$(0.25)	$(0.23)	$(0.04)
Weighted average shares (in thousands)
Basic	53,468	52,064	50,688	50,038	49,415
Diluted	53,468	52,064	50,688	50,038	49,415

(1)	Please see Note 1 to our consolidated financial statements for an explanation of the calculations of our basic and diluted net income per share of common stock.

	As of December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$3,373	$5,462	$21,731	$32,982	$71,182
Total assets	138,872	137,759	164,436	185,078	244,656
Total debt	64,313	45,800	44,000	55,182	94,258
Total liabilities	85,247	60,533	84,111	98,833	150,800
Total stockholders’ equity	53,625	77,226	80,325	86,245	93,856
ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
We provide technology-enabled audit, recovery, outsource services, and related analytics services in the United States. Our services help identify improper payments, and in some markets, restructure and recover delinquent or defaulted assets and improper payments for both government and private clients in a broad range of markets. Our clients typically operate in complex and regulated environments and outsource their audit and recovery needs in order to reduce losses on billions of dollars of improper healthcare payments, delinquent state and federal tax and federal treasury, defaulted student loans, and other receivables. We also provide complex outsource services for clients across our various markets, where we handle many or all aspects of our clients’ recovery processes.
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

COVID-19 Pandemic
On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The COVID-19 pandemic has become widespread in the United States, including the areas in which the Company conducts its business operations. State and local governments in places where our primary offices are located, as well as certain of our clients, have enacted stay-at-home orders as well as restrictions to travel and business activities, all of which has had a significant negative impact on our business as well as global economic conditions.
We took proactive actions early on to protect the health of our employees and their families, including limiting the number of people permitted to be present in any particular meeting, curtailing business travel and encouraging videoconferencing whenever possible. In addition, as the COVID-19 pandemic worsened throughout March and into April 2020, we voluntarily required almost all personnel to work remotely and we restricted access to our sites to personnel who are required to perform critical business continuity activities.
While we currently believe we have taken steps that will allow us to function in a virtual or remote fashion as a result of the COVID-19 pandemic, the extent of the COVID-19 pandemic’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, additional protective measures implemented by governmental authorities or by us to protect our employees, and effects of the pandemic and such protective measures on our clients, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. As a result, it is not currently possible to ascertain or predict the overall long-term impact of the COVID-19 pandemic on our business. To date, certain of our customers, including Federal and state governments have chosen to delay the recovery and audit services that we provide, which may have a material negative impact on our revenues and results of operations. For example, pursuant to the terms of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted in March 2020, the U.S. Federal government suspended payments, ceased accruing interest, and stopped involuntary collections of payments (e.g., wage garnishments) for student loans owned by the Department of Education through September 30, 2020. In addition, as a large portion of our employees continue to be subject to shelter-in-place or other quarantine orders, which may result in the complete or partial closure of one or more of our recovery call centers or other disruptions in our ongoing business operations. If the COVID-19 pandemic continues to increase in severity or if overall global or localized economic activity continues to contract for any appreciable length of time, it will continue to have a material adverse effect on our business, results of operations, financial condition and cash flows.
There is significant uncertainty around the breadth and duration of business disruptions related to COVID-19 pandemic, as well as its impact on the U.S. economy, the ongoing business operations of our clients or our results of operations and financial condition. While our management team is actively monitoring the impacts of the COVID-19 pandemic and may take further actions altering our business operations that we determine are in the best interests of our employees and clients or as required by federal, state, or local authorities, the full impact of the COVID-19 pandemic on our results of operations, financial condition, or liquidity for fiscal year 2020 and beyond cannot be estimated at this point. The following discussions are subject to the future effects of the COVID-19 outbreak on our ongoing business operations.

Sources of Revenues
We derive our revenues from services for clients in a variety of different markets. These markets include our two largest markets, healthcare and student lending, as well as our other markets which include but are not limited to outsourced call center services, delinquent state and federal taxes and federal treasury and other receivables.

	Year Ended December 31,
	2019	2018
	(in thousands)
Healthcare (1)	43,328	54,454
Recovery (2)	89,626	83,785
Customer Care / Outsourced Services	17,478	17,429
Total Revenues	$150,432	$155,668

(1)	Includes $28.4 million related to the termination of the 2009 CMS Region A contract for the year ended December 31, 2018.

(2)	Represents student lending, state and municipal tax authorities, IRS and Department of Treasury markets, select financial institutions, as well as Premiere Credit of North America.

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
For our commercial healthcare business, our business strategy is focused on utilizing our technology-enabled services platform to provide audit, third-party liability recovery and analytical services for private healthcare payers. We have entered into contracts with several private payers, although these contracts are in the early stage of implementation. Revenues from our commercial healthcare clients were $15.5 million for the year ended December 31, 2019 compared to revenues of $12.6 million for the year ended December 31, 2018.
On October 5, 2017, we announced that we were awarded the MSP CRC contract by the CMS. Under this agreement, we are responsible for identifying and recovering payments in situations where Medicare should not be the primary payer of healthcare claims because a beneficiary has other forms of insurance coverage, such as through an employer group health plan or certain other payers.
On October 26, 2016, CMS awarded two new RAC contracts, for audit Regions 1 and 5. The RAC contract award for Region 1 allows us to continue our audit of payments under Medicare’s Part A and Part B for all provider types other than DMEPOS and home health and hospice within an 11 state region in the Northeast and Midwest. The Region 5 RAC contract provides for the post-payment review of DMEPOS and home health and hospice claims nationally. While audit and recovery activity under the new contracts commenced in April 2017, the scope of audit permitted by CMS under these RAC contracts is limited to 0.5% of claims.
Healthcare providers have the right to appeal a claim and may pursue additional appeals if the initial appeal is found in favor of the healthcare insurer. Our total estimated liability for appeals was $1.0 million and $0.2 million as of December 31, 2019 and December 31, 2018, respectively. This represents our best estimate of the amount probable of being refunded to our healthcare clients following successful appeals of claims for which commissions were previously collected.
Recovery
Recovery market revenues are derived from student lending, IRS, state and municipal tax authorities, the Department of Treasury, select financial institutions and Premiere Credit of North America.
In the spring of 2017, the IRS named us as one of four companies to perform recovery services under its private collection program. This program, authorized under a federal law, calls for the use of private companies to recover outstanding inactive tax receivables on the government's behalf.

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

	Year Ended December 31,
	2019	2018
	(in thousands)
Student Lending Placement Volume	2,547,364	2,571,700
There are five potential outcomes to the student loan recovery process from which we generate revenues. These outcomes include full repayment, recurring payments, rehabilitation, loan restructuring and wage garnishment. Of these five potential outcomes, our ability to rehabilitate defaulted student loans is the most significant component of our revenues in this market. Generally, a loan is considered successfully rehabilitated after the student loan borrower has made nine consecutive qualifying monthly payments and our client has notified us that it is recalling the loan. Once we have structured and implemented a repayment program for a defaulted borrower, we (i) earn a percentage of each periodic payment collected up to and including the final periodic payment prior to the loan being considered “rehabilitated” by our clients, and (ii) if the loan is “rehabilitated,” then we are paid a one-time percentage of the total amount of the remaining unpaid balance for each rehabilitated loan. The fees we are paid vary by recovery outcome as well as by contract. For non-government-supported student loans we are generally only paid contingency fees on two outcomes: full repayment or recurring repayments. The table below describes our typical fee structure for each of these five outcomes.

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
Factors Affecting Our Operating Results
Our results of operations are influenced by a number of factors, including costs associated with commencing contract operations, allocation of placement volume, claim recovery volume, contingency fees, regulatory matters, client retention and macroeconomic factors.
Costs Associated with Commencing New Client Contracts
When we obtain an engagement with a new client or a new contract with an existing client, it typically takes a long period of time to plan our services in detail, which includes integrating our technology, processes and resources with the client’s operations and hiring new employees, before we receive any revenues from the new client or new contract. Our clients may also experience delays in obtaining approvals or managing protests from unsuccessful bidders, such as the lengthy protests on the most recent contract procurement from the Department of Education, or delays associated with system implementations, such as the delays experienced with the implementation of our first RAC contract with CMS. If we are not able to pay the upfront expenses out of cash from operations or availability of borrowings under our lending arrangements, we may scale back our operations or alter our business plans, either of which could prevent of us from earning future revenues under any such new client or new contract engagements..

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
Macroeconomic Factors
Certain macroeconomic factors influence our business and results of operations. These include the increasing volume of student loan originations in the U.S. as a result of increased tuition costs and student enrollment, the default rate of student loan borrowers, the growth in Medicare expenditures or claims made to private healthcare providers resulting from changes in healthcare costs or the healthcare industry taken as a whole, as well as the fiscal budget tightening of federal, state and local governments as a result of general economic weakness and lower tax revenues.

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
Revenue Recognition
We derive our revenues primarily from providing recovery services and healthcare audit services. Revenues are recognized when control of these services is transferred to our customers, in an amount that reflects the consideration expect to be entitled to in exchange for those services.
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

We generally either apply the as-invoiced practical expedient where our right to consideration corresponds directly to our right to invoice our clients, or the variable consideration allocation exception where the variable consideration is attributable to one or more, but not all, of the services promised in a series of distinct services that form part of a single performance obligation. As such, we have elected the optional exemptions related to the as-invoiced practical expedient and the variable consideration allocation exception whereby the disclosure of the amount of transaction price allocated to the remaining performance obligations is not required. We exercise judgment to estimate the amount of constraint on variable consideration based on the facts and circumstances of the relevant contract operations and availability of data. Although we believe the estimates made are reasonable and appropriate, different assumptions and estimates could materially impact the amount of variable consideration.
We have applied the as-invoiced practical expedient and the variable consideration allocation exception to contracts with performance obligations that have an average remaining duration of less than a year.
Goodwill
Goodwill represents the excess of purchase price and related costs over the fair value assigned to the net assets of businesses acquired. Goodwill is reviewed for impairment annually in December, or more frequently if certain indicators are present. We may first assess qualitative factors for indicators of impairment to determine whether it is necessary to perform the quantitative goodwill impairment test. The Company changed its annual assessment to December in 2019 from November in 2018 since the Company had performed interim quantitative impairment assessments during 2019. The change in the annual assessment date did not have a material impact on our analysis.
In performing the quantitative goodwill test, if the carrying value of the Company, as one reporting unit, exceeds its fair value, goodwill is considered impaired. The amount of impairment loss is measured as the difference between the carrying value and the fair value of the reporting unit. Impairment testing is based upon the best information available including estimates of fair value which incorporate assumptions marketplace participants would use in making their estimates of fair value. Significant assumptions and estimates are required, including, but not limited to, the Company’s market capitalization, projecting future cash flows, determining appropriate discount rates and terminal growth rates, and other assumptions, to estimate the fair value of goodwill. Although the Company believes the assumptions and estimates made are reasonable and appropriate, different assumptions and estimates could materially impact the amount of impairment. The Company’s goodwill may be at risk for further impairment should there be further decline in the Company’s market capitalization.
The Company recorded an impairment to goodwill of $7.2 million as of December 31, 2019. This is mainly due to the decrease in the Company’s stock price and associated market capitalization. There has been significant negative impact to the global economy and the public securities markets as a result of the COVID-19 pandemic since March 2020. As a result, the Company’s goodwill is at elevated risk of further impairment should there be further decline in the Company’s stock price and related market capitalization, which may result in potentially material charge to earnings.
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
A discussion of our financial performance for the year ended December 31, 2019 compared to the year ended December 31, 2018 appears below under the captions "Results of Operations" and "Liquidity and Capital Resources."  A discussion of our financial performance for the year ended December 31, 2018 compared to the year ended December 31, 2017 can be found under the same captions in Item 7 of our Annual Report on  Form 10-K for the year ended December 31, 2018, filed with the SEC on  April 1, 2019, which is available free of charge on the SEC’s website at www.sec.gov and our Investor Relations website at www.performantcorp.com. These website addresses are intended to be inactive, textual reference only. None of the materials on, or accessible through these websites are part of this report or are incorporated by reference herein.

Results of Operations
Year Ended December 31, 2019 compared to the Year Ended December 31, 2018
The following table represents our historical operating results for the periods presented:

	Year Ended December 31,
	2019	2018	$ Change	% Change
	(in thousands)
Consolidated Statements of Operations Data:
Revenues	$150,432	$155,668	$(5,236)	(3)%
Operating expenses:
Salaries and benefits	115,194	96,144	19,050	20%
Other operating expense	47,687	58,333	(10,646)	(18)%
Impairment of goodwill and intangible assets	7,200	2,988	4,212	141%
Total operating expenses	170,081	157,465	12,616	8%
Loss from operations	(19,649)	(1,797)	17,852	993%
Interest expense	(7,589)	(4,699)	2,890	62%
Interest income	41	28	13	46%
Loss before benefit from income taxes	(27,197)	(6,468)	20,729	320%
Provision for (benefit from) income taxes	(377)	1,542	1,919	(124)%
Net Loss	$(26,820)	$(8,010)	$18,810	235%

Revenues
Total revenues were $150.4 million for the year ended December 31, 2019, a decrease of $5.2 million or 3%, compared to total revenues of $155.7 million for the year ended December 31, 2018.
Healthcare revenues were $43.3 million for the year ended December 31, 2019, representing a decrease of $11.1 million, or 20%, compared to the year ended December 31, 2018. This decrease was due primarily to revenues of $28.4 million recognized in 2018 as a result of the release of the appeals reserve in connection with the termination of our 2009 CMS Region. Excluding revenues associated with the termination of our 2009 CMS Region A contract in 2018, healthcare revenues for the year ended December 31, 2019, increased $17.3 million, or 66%, compared to the year ended December 31, 2018, primarily due to increases in revenues earned under our CMS RAC and MSP CRC contracts and from our commercial healthcare clients during the year ended December 31, 2019.
Recovery revenues were $89.6 million for the year ended December 31, 2019, representing an increase of $5.8 million, or 7%, compared to the year ended December 31, 2018. This increase was primarily a result of higher revenues from our Premiere subsidiary, which was acquired in the third quarter of 2018, offset by the reduced revenues from Great Lakes Higher Education Guaranty Corporation, which terminated our contract in 2017.
Customer Care / Outsourced Services revenues were $17.5 million for the year ended December 31, 2019, consistent with revenues for the year ended December 31, 2018.
Salaries and Benefits
Salaries and benefits expense were $115.2 million for the year ended December 31, 2019, an increase of $19.1 million, or 20%, compared to salaries and benefits expense of $96.1 million for the year ended December 31, 2018. The increase in salaries and benefits expense was primarily due to the full year effect in 2019 of the increase in headcount as a result of the acquisition of Premiere in the third quarter of 2018.

Other Operating Expense
Other operating expense was $47.7 million for the year ended December 31, 2019, a decrease of $10.6 million, or 18%, compared to other operating expense of $58.3 million for the year ended December 31, 2018. The decrease in other operating expenses was primarily due to a $7.1 million derecognition of subcontractor receivable associated with the termination of the 2009 CMS Region A contract in 2018, a $1.9 million allowance for doubtful accounts against subcontractor receivable in 2018, and $3.5 million in lower third party fees in 2019, offset by $1.9 million in higher communication and postage expenses in 2019.
Impairment of Goodwill and Intangible Assets
Impairment of goodwill and intangible assets was $7.2 million for the year ended December 31, 2019, an increase of $4.2 million, compared to the year ended December 31, 2018. The increase was due to a non-cash impairment charge of $7.2 million recognized in 2019 related to goodwill, as compared to a non-cash impairment charge of $3.0 million recognized in 2018 related to the write-off of the Great Lakes customer relationship intangible asset.
Loss from Operations
As a result of the factors described above, loss from operations was $19.6 million for the year ended December 31, 2019, compared to loss from operations of $1.8 million for the year ended December 31, 2018, representing an increased loss of $17.9 million.
Interest Expense
Interest expense was $7.6 million for the year ended December 31, 2019 compared to $4.7 million for the year ended December 31, 2018, representing an increase of 62%. Interest expense increased due to an increase in outstanding loan balance of $21 million during 2019 as a result of additional term loan borrowings and a higher interest rate in 2019 compared to 2018.
Income Taxes
The income tax benefit was $0.4 million for the year ended December 31, 2019 compared to an income tax expense of $1.5 million for the year ended December 31, 2018. Our effective income tax rate increased to 2% for the year ended December 31, 2019 from (23%) for the year ended December 31, 2018. The increase in the effective tax rate is primarily driven by the current year benefit from income taxes related to the true-up of tax provision to tax return and decreases in the state tax liabilities, compared to the 2018 provision for income taxes related to an increase in the valuation allowance against deferred tax assets and state tax expense.
Net Loss
As a result of the factors described above, net loss was $26.8 million for the year ended December 31, 2019, which represents an increase in net loss of $18.8 million compared to net loss of $8.0 million for the year ended December 31, 2018.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, and cash and cash equivalents on hand. Cash and cash equivalents, which includes restricted cash and consists primarily of cash on deposit with banks, totaled $5.0 million as of December 31, 2019, compared to $7.3 million as of December 31, 2018.
Our ability to fund our business plans, capital expenditures and to fund our other liquidity needs depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control and the availability of borrowings under our existing lending facility. Following our $5 million Additional Term Loan draw on September 25, 2019, we no longer have any remaining borrowing capacity under our existing Credit Agreement. Our current financial projections show that we expect to be able to maintain a level of cash flows from operating activities sufficient to permit us to fund our ongoing and planned business operations and to fund our other liquidity needs.  If, however, we are required to obtain additional borrowings to fund our ongoing or future business operations, there can be no assurance that we will be successful in obtaining such additional borrowings or upon terms that are acceptable to us. The recent COVID-19 pandemic has led certain of our customers to delay the recovery and audit services that we provide as a result of the economic hardships that may be faced by a large portion of the population, which may have a material negative impact on our cash flow from operations. For example, pursuant to the terms of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted in March 2020, the U.S. Federal government suspended payments, ceased accruing interest, and stopped involuntary collections of payments (e.g., wage garnishments) for student loans owned by the Department of Education through September 30, 2020. Further, a prolonged period of generating lower cash flows from operations as a result of the COVID-19 pandemic could adversely affect our financial condition and the achievement of our strategic objectives. Conditions in the financial and credit markets may also limit the availability of funding or increase the cost of funding, which could adversely affect our business, financial position and results of operations. While we believe our financial projections are attainable, there can be no assurances that our financial results will be recognized in a time frame necessary to meet our ongoing cash requirements. If our cash flows and capital resources are insufficient to fund our planned business operations or to fund our other liquidity needs, we may need to reduce or delay capital expenditures, alter our business plans, curtail the services we provide to our current or future clients, sell assets or operations, seek additional capital, restructure or refinance our indebtedness, any of which could have an adverse effect on our financial condition and results of operations.
The $1.3 million decrease in the balance of our cash and cash equivalents from December 31, 2018 to December 31, 2019, was primarily due to $21.0 million in additional term loan borrowings under our Credit Agreement, offset by a $26.8 million net loss and $2.5 million in repayments of principal on long-term debt for the year ended December 31, 2019.

	Year Ended December 31,
	2019	2018
	(in thousands)
Net cash used in operating activities	$(15,423)	$(12,149)
Net cash used in investing activities	(4,856)	(5,360)
Net cash provided by financing activities	17,999	1,297

Cash flows used in operating activities
Cash used in operating activities was $15.4 million for the year ended December 31, 2019, compared to cash used in operating activities of $12.1 million for the same period in 2018. The decrease included a net loss of $26.8 million, and an increase in trade receivables of $6.3 million, which was partially offset by $11.1 million in non-cash adjustments.
Operating activities used $12.1 million of cash during the year ended December 31, 2018. This included a net loss of $8.0 million in 2018, an increase in trade receivables of $6.7 million, and a decrease in the net payable to client of $2.9 million, which was partially offset by various working capital fluctuations such as a decrease in our income tax receivable of $6.7 million primarily due to the carryback of the net operating loss to previous years resulting in a tax refund.

Cash flows used in investing activities
Cash used in investing activities of $4.9 million for the year ended December 31, 2019 was mainly for capital expenditures related to information technology, data storage, hardware, telecommunication systems and security enhancements to our information technology systems.
Investing activities resulted in cash outflow of $5.4 million during the year ended December 31, 2018 and was used primarily for capital expenditures related to information technology, hardware, data storage and security enhancements to our operating software offset by the cash and cash equivalents acquired as a result of the acquisition of Premiere.
Cash flows from financing activities
Cash provided by financing activities of $18.0 million for the year ended December 31, 2019 was primarily attributable to $21.0 million in additional term loan borrowings under our Credit Agreement, partially offset by $2.5 million in repayments of long-term debt during the same period.
Cash provided from financing activities of $1.3 million during the year ended December 31, 2018 was primarily due to additional borrowings on notes payable of $4.0 million, offset by the repayment of principal on outstanding debt of $2.2 million.
Restricted Cash
As of December 31, 2019, restricted cash included in current assets on our consolidated balance sheet was $1.6 million. Restricted cash is held in certificates of deposit as collateral for letters of credit issued by a bank on our behalf.
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

On October 15, 2018, the Company borrowed $4 million of the $25 million available as Additional Term Loans under the Credit Agreement. On March 21, 2019, we entered into Amendment No. 3 to the Credit Agreement to among other things relieve the Borrower from its obligation to comply with the financial covenants in the Credit Agreement during the six fiscal quarters following the beginning of the Company’s fourth fiscal quarter of 2018. On April 5, 2019 and May 15, 2019, we borrowed $5 million and $6 million, respectively. On August 6, 2019 and September 25, 2019, the Company borrowed $5 million and $5 million, respectively. As of September 30, 2019, the Company has borrowed all of the $25 million available as Additional Term Loans.
As of December 31, 2019, $64.3 million was outstanding under the Credit Agreement.
We have the option to extend the maturity of the Loans for two additional one-year periods, subject to the satisfaction of customary conditions. The Loans bear interest at the one-month LIBOR rate (subject to a 1% per annum floor) plus a margin which may vary from 5.5% per annum to 10.0% per annum based on our total debt to EBITDA ratio. Our annual interest rate at December 31, 2019 was 11.8%, and at December 31, 2018 was 8.0%. We are required to pay 5% of the original principal balance of the Loans annually in quarterly installments and to make mandatory prepayments of the Loans with a percentage of our excess cash flow which may vary between 75% and 0% depending on our total debt to EBITDA ratio and from the net cash proceeds of certain asset dispositions and debt not otherwise permitted under the Credit Agreement, in each case, subject to the lender's right to decline to receive such payments.

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
The obligations under the Credit Agreement are secured by substantially all of our subsidiaries’ assets and are guaranteed by the Company and its subsidiaries, other than the Borrower. Upon borrowing of the Additional Term Loans, we were required to issue additional warrants at the same Exercise Price to purchase up to an aggregate of 77,267 additional shares of common stock (which represents approximately 0.15% of our diluted common stock calculated using the “treasury stock” method as defined under U.S. GAAP for the fiscal quarter ended June 30, 2017) for each $1.0 million of such Additional Term Loans. Similarly, upon our election to extend the maturity of the Loans for additional one year periods, we will be required to issue additional warrants at the same Exercise Price to purchase up to an aggregate of 515,110 additional shares of common stock for the first year’s extension, and to purchase up to an aggregate of 772,665 additional shares of common stock for the second year’s extension (which represent approximately 1.0% and 1.5% of our diluted common stock for the first and second years, respectively, calculated using the “treasury stock” method as defined under U.S. GAAP for the fiscal quarter ended June 30, 2017).
Contractual Obligations
The following summarizes our contractual obligations as of December 31, 2019:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-Term Debt Obligations	$64,313	$3,450	$60,863	$—	$—
Interest Payments	9,131	5,772	3,359	—	—
Operating Lease Obligations	8,720	3,192	3,990	1,141	397
Purchase Obligations	7,175	6,118	1,058	—	—
Total	$89,339	$18,532	$69,270	$1,141	$397

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.
Adjusted EBITDA and Adjusted Net Loss
To provide investors with additional information regarding our financial results, we have disclosed in the table below and within this report adjusted EBITDA and adjusted net loss, both of which are non-GAAP financial measures. We have provided a reconciliation below of adjusted EBITDA to net loss and adjusted net loss to net loss, the most directly comparable GAAP financial measure to these non-GAAP financial measures.
We have included adjusted EBITDA and adjusted net loss in this report because they are key measures used by our management and board of directors to understand and evaluate our core operating performance and trends and to prepare and approve our annual budget. Accordingly, we believe that adjusted EBITDA and adjusted net loss provide useful information to investors and analysts in understanding and evaluating our operating results in the same manner as our management and board of directors.

Our use of adjusted EBITDA and adjusted net loss has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

•	adjusted EBITDA does not reflect interest expense on our indebtedness;

•	adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	adjusted EBITDA does not reflect tax payments;

•	adjusted EBITDA and adjusted net loss do not reflect the potentially dilutive impact of equity-based compensation;

•	adjusted EBITDA and adjusted net loss do not reflect the impact of certain non-operating expenses resulting from matters we do not consider to be indicative of our core operating performance; and

•	other companies may calculate adjusted EBITDA and adjusted net loss differently than we do, which reduces its usefulness as a comparative measure.
Because of these limitations, you should consider adjusted EBITDA and adjusted net loss alongside other financial performance measures, including net loss and our other GAAP results.
The following tables present a reconciliation of adjusted EBITDA and adjusted net loss for the years ended December 31, 2019 and 2018 to actual net loss for these periods:

	Year Ended December 31,
	2019	2018
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net loss	$(26,820)	$(8,010)
Provision for (benefit from) income taxes	(377)	1,542
Interest expense	7,589	4,699
Interest income	(41)	(28)
Client contract termination settlement (8)	(677)	—
Non-core operating expenses (7)	309	—
Earnout mark-to-market (6)	(1,223)	—
Depreciation and amortization	8,536	10,234
Impairment of goodwill and intangible assets (3)	7,200	2,988
CMS Region A contract termination	—	(19,415)
Stock based compensation	2,311	2,750
Adjusted EBITDA	$(3,193)	$(5,240)

	Year Ended December 31,
	2019	2018
	(in thousands)
Reconciliation of Adjusted Net Income:
Net loss	$(26,820)	$(8,010)
Stock based compensation	2,311	2,750
Amortization of intangibles (1)	239	3,758
Impairment of goodwill and intangible assets (3)	7,200	2,988
Deferred financing amortization costs (2)	1,286	1,221
Client contract termination settlement (8)	(677)	—
Non-core operating expenses (7)	309	—
Earnout mark-to-market (6)	(1,223)	—
CMS Region A contract termination (5)	—	(19,415)
Tax adjustments (4)	(2,598)	2,392
Adjusted Net loss	$(19,973)	$(14,316)

(1)
Represents amortization of capitalized intangible assets related to the acquisition of Performant by an affiliate of Parthenon Capital Partners in 2004, an acquisition in the first quarter of 2012 to enhance our analytics capabilities, and an acquisition of Premiere Credit of North America, LLC in the third quarter of 2018.

(2)	Represents amortization of capitalized financing costs related to our Credit Agreement for 2018.

(3)	Represents a goodwill impairment charge in 2019 and an intangible assets impairment charge related to Great Lakes customer relationship in 2018.

(4)	Represents tax adjustments assuming a marginal tax rate of 27.5% for 2019 and 2018.

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

(6)	Represents the change from prior reporting periods in the fair value of the potential earnout consideration payable to ECMC group in connection with the Premiere acquisition.

(7)	Represents professional fees related to strategic corporate development activities.

(8)	Represents a contract termination settlement from the Department of Education in 2019.

Recent Accounting Pronouncements
See "Recent Accounting Pronouncements" in Note 1(u) of the Consolidated Financial Statements included in Part IV - Item 15 of this report.
ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk
We do not hold or issue financial instruments for trading purposes. We conduct all of our business in U.S. currency and therefore do not have any direct foreign currency risk. We do have exposure to changes in interest rates with respect to the borrowings under our senior secured credit facility, which bear interest at a variable rate based on LIBOR. For example, if the interest rate on our borrowings increased 100 basis points (1%) from the credit facility floor of 1.0%, our annual interest expense would increase by approximately $0.7 million.
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

ITEM 8. Financial Statements and Supplementary Data
Our consolidated financial statements and notes thereto and the reports of Baker Tilly Virchow Krause LLP are set forth in the Index to Financial Statements under Item 15, Exhibits, Financial Statement Schedules, and is incorporated herein by reference.
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
Management, with the participation of our Chief Executive Officer and our Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of the fiscal year covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were functioning effectively at the reasonable assurance level as of December 31, 2019.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with United States Generally Accepted Accounting Principles (“US GAAP”). Under the supervision of, and with the participation of our Chief Executive Officer and Chief Accounting Officer, management assessed the effectiveness of internal control over financial reporting as of December 31, 2019. The criteria established in “Internal Control Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) were updated in May 2013, when COSO issued an updated framework (the "2013 COSO Framework"). Management based its assessment on the criteria established in the 2013 COSO Framework. Based on this evaluation, management concluded that its internal control over financial reporting was effective as of December 31, 2019.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the year ended December 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than those noted above.
ITEM 9B.    Other Information
None.

PART III
ITEM 10.    Information About our Executive Officers
This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies from the Registrant’s 2020 Annual Meeting of Stockholders.
ITEM 11.    Executive Compensation
This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies from the Registrant’s 2020 Annual Meeting of Stockholders.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies from the Registrant’s 2020 Annual Meeting of Stockholders.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies from the Registrant’s 2020 Annual Meeting of Stockholders.
ITEM 14. Principal Accounting Fees and Services
This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies from the Registrant’s 2020 Annual Meeting of Stockholders.
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

4.1
Amended and Restated Registration Rights Agreement, dated as of August 15, 2012, among the Registrant and the persons listed thereon (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1/A filed July 23, 2012)

4.2*	Description of Registrant’s Securities Registered under Section 12 of the Securities Exchange Act of 1934

10.1
Form of Indemnification Agreement between the Registrant and its officers and directors (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1/A filed July 30, 2012)

10.2	Form of Change of Control Agreement, as amended (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1/A filed July 30, 2012)

10.3
Employment Agreement between the Registrant and Lisa Im, dated as of April 15, 2012, as amended (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A filed July 23, 2012)

10.4	Repurchase Agreement between the Registrant and Lisa C. Im dated as of July 3, 2012 (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed July 3, 2012)

10.5
Director Nomination Agreement between the Registrant and Parthenon DCS Holdings, LLC dated as of July 20, 2012 (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1/A filed July 23, 2012)

10.6	Amended and Restated 2012 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed April 27, 2017)

10.7
Credit Agreement, dated as of August 7, 2017, by and among Performant Business Services, Inc. and ECMC Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed August 9, 2017)

10.8
Amendment No. 1 to Credit Agreement, dated as of September 29, 2017, by and among Performant Business Services, Inc. and ECMC Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed November 13, 2017)

10.9
Amendment No. 2 to Credit Agreement, dated as of August 31, 2018, by and among Performant Business Services, Inc. and ECMC Group, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed August 10, 2018)

Exhibit Number	Description

21*	List of Subsidiaries

23.1*	Consent of Baker Tilly Virchow Krause LLP, Independent Registered Public Accounting Firm

24*	Powers of Attorney (included in the signature page to this report)

31.1*	Rule 13a-14(a)/15d-14(a) Certification, executed by Lisa C. Im

31.2*	Rule 13a-14(a)/15d-14(a) Certification, executed by Ian Johnston

32.1*	Furnished Statement of the Chief Executive Officer under 18 U.S.C. Section 1350

32.2*	Furnished Statement of the Chief Accounting Officer under 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Scheme

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document
*Filed herewith

(c) Financial Statements and Schedules
Schedules not listed above have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes hereto.
ITEM 16. Form 10-K Summary
Not applicable

Index to Consolidated Financial Statements

Page
Consolidated Financial Statements of Performant Financial Corporation and Subsidiaries as of December 31, 2019 and 2018 and for the years ended December 31, 2019, and 2018

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets	F-3

Consolidated Statements of Operations	F-4

Consolidated Statements of Comprehensive Loss	F-5

Consolidated Statements of Changes in Stockholders' Equity	F-6

Consolidated Statements of Cash Flows	F-7

Notes to Consolidated Financial Statements	F-9

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Performant Financial Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Performant Financial Corporation and subsidiaries (the "Company") as of December 31, 2019 and 2018 and the related consolidated statements of operations, comprehensive loss, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes and financial statement Schedule II (collectively the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flow for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Adoption of New Accounting Standard

As discussed in Note 1 to the consolidated financial statements, the Company changed its method for accounting for leases in 2019 due to the adoption of ASU No. 2016-02, Leases (Topic 842).

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provides a reasonable basis for our opinion.

Emphasis of Matter

As discussed in Note 1 to the consolidated financial statements, the Company has a recent history of net losses and negative cash flows from operations.  Management also expects that the Company’s operations will be impacted by the COVID-19 pandemic.  If the Company cannot generate sufficient cash flows from operations, the Company will require additional financing to fund future operations.  Management’s evaluation of these conditions, as well as its plans to mitigate these matters are described in Note 1. Our opinion is not modified with respect to this matter.

We have served as the Company's auditor since 2018.
/s/ BAKER TILLY VIRCHOW KRAUSE, LLP

Milwaukee, Wisconsin
April 29, 2019

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except per share amounts)

Assets	December 31, 2019	December 31, 2018
Current assets:
Cash and cash equivalents	$3,373	$5,462
Restricted cash	1,622	1,813
Trade accounts receivable, net of allowance for doubtful accounts of $237 and $22, respectively	27,170	20,879
Contract assets	1,339	—
Prepaid expenses and other current assets	3,329	3,420
Income tax receivable	164	179
Total current assets	36,997	31,753
Property, equipment, and leasehold improvements, net	18,769	22,255
Identifiable intangible assets, net	925	1,160
Goodwill	74,372	81,572
ROU Assets	6,834	—
Other assets	975	1,019
Total assets	$138,872	$137,759
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of notes payable to related party, net of unamortized discount and debt issuance costs of $130 and $126, respectively	$3,320	$2,224
Accrued salaries and benefits	6,126	5,759
Accounts payable	2,532	1,402
Other current liabilities	3,514	3,414
Deferred revenue	83	1,078
Estimated liability for appeals and disputes	1,018	210
Earnout payable	62	—
Lease liabilities	2,775	—
Total current liabilities	19,430	14,087
Notes payable to related party, net of current portion and unamortized discount and debt issuance costs of $2,301 and $2,345, respectively	58,562	41,105
Deferred income taxes	35	22
Earnout payable	475	1,936
Lease liabilities	4,984	—
Other liabilities	1,761	3,383
Total liabilities	85,247	60,533
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized, 500,000 shares at December 31, 2019 and 2018, respectively; issued and outstanding, 53,900 and 52,999 shares at December 31, 2019 and 2018, respectively	5	5
Additional paid-in capital	80,589	77,370
Accumulated deficit	(26,969)	(149)
Total stockholders’ equity	53,625	77,226
Total liabilities and stockholders’ equity	$138,872	$137,759
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)

	For the Years Ended December 31,
	2019	2018
Revenues	$150,432	$155,668
Operating expenses:
Salaries and benefits	115,194	96,144
Other operating expenses	47,687	58,333
Impairment of goodwill and intangible assets	7,200	2,988
Total operating expenses	170,081	157,465
Loss from operations	(19,649)	(1,797)
Interest expense	(7,589)	(4,699)
Interest income	41	28
Loss before (benefit from) provision for income taxes	(27,197)	(6,468)
(Benefit from) provision for income taxes	(377)	1,542
Net loss	$(26,820)	$(8,010)

Net loss per share attributable to common shareholders (see Note 1)
Basic	$(0.50)	$(0.15)
Diluted	$(0.50)	$(0.15)
Weighted average shares (see Note 1)
Basic	53,468	52,064
Diluted	53,468	52,064
 See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(In thousands)

	For the Years Ended December 31,
	2019	2018
Net loss	$(26,820)	$(8,010)
Other comprehensive loss:
Foreign currency translation adjustment	—	(32)
Comprehensive loss	$(26,820)	$(8,042)
 See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance, January 1, 2018	51,085	$5	$72,459	$7,861	$80,325
Common stock issued under stock plans, net of shares withheld for employee taxes	914	—	(476)	—	(476)
Stock-based compensation expense	—	—	2,750	—	2,750
Shares issued in conjunction with agreement to purchase Premiere Credit of North America, LLC.	1,000	—	2,420	—	2,420
Recognition of warrant issued in debt financing	—	—	249	—	249
Other comprehensive loss	—		(32)		(32)
Net loss	—	—	—	(8,010)	(8,010)
Balance, December 31, 2018	52,999	5	77,370	(149)	77,226
Common stock issued under stock plans, net of shares withheld for employee taxes	716	—	(433)	—	(433)
Stock-based compensation expense	—	—	2,311	—	2,311
Recognition of warrant issued in debt financing	—	—	1,165	—	1,165
Recognition of earnout shares issued	185	—	176	—	176
Net loss	—	—	—	(26,820)	(26,820)
Balance, December 31, 2019	53,900	$5	$80,589	$(26,969)	$53,625
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(26,820)	$(8,010)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on disposal of assets	44	44
Release of net payable to client related to contract termination	—	(9,860)
Release of estimated liability for appeals due to termination of contract	—	(18,531)
Derecognition of subcontractor receivable for appeals due to termination of contract	—	5,535
Derecognition of subcontractor receivable for overturned claims	—	1,536
Provision for doubtful account for subcontractor receivable	—	1,868
Impairment of goodwill and intangible assets	7,200	2,988
Depreciation and amortization	8,536	10,234
ROU asset amortization	2,589	—
Gain on lease modification	(137)	—
Deferred income taxes	13	490
Stock-based compensation	2,311	2,750
Interest expense from debt issuance costs	1,286	1,221
Earnout mark-to-market	(1,223)	(218)
Changes in operating assets and liabilities:
Trade accounts receivable	(6,291)	(6,695)
Contract assets	(1,339)	—
Prepaid expenses and other current assets	91	895
Income tax receivable	15	6,660
Other assets	40	69
Accrued salaries and benefits	367	220
Accounts payable	1,130	(445)
Deferred revenue and other current liabilities	(895)	(657)
Estimated liability for appeals and disputes	808	(76)
Net payable to client	—	(2,940)
Lease liabilities	(2,786)	—
Other liabilities	(362)	773
Net cash used in operating activities	(15,423)	(12,149)
Cash flows from investing activities:
Purchase of property, equipment, and leasehold improvements	(4,856)	(7,645)
Premiere Credit of North America, LLC cash acquired	—	2,285
Net cash used in investing activities	(4,856)	(5,360)
Cash flows from financing activities:
Repayment of notes payable	(2,488)	(2,200)
Debt issuance costs paid	(81)	(27)
Taxes paid related to net share settlement of stock awards	(466)	(663)
Proceeds from exercise of stock options	34	187
Borrowings from notes payable	21,000	4,000
Net cash provided by financing activities	17,999	1,297
Effect of foreign currency exchange rate changes on cash	—	(32)
Net decrease in cash, cash equivalents and restricted cash	(2,280)	(16,244)
Cash, cash equivalents and restricted cash at beginning of year	7,275	23,519
Cash, cash equivalents and restricted cash at end of year	$4,995	$7,275

Reconciliation of the consolidated statements of cash flows to the consolidated balance sheets:
Cash and cash equivalents	3,373	5,462

Restricted cash	1,622	1,813
Total cash, cash equivalents and restricted cash at end of period	4,995	7,275
Non-cash investing activities:
Recognition of contingent consideration in acquisition	$—	$2,154
Non-cash financing activities:
Recognition of shares issued in acquisition	$—	$2,420
Recognition of earnout shares issued	$176	$—
Recognition of warrant issued in debt financing	$1,165	$249
Supplemental disclosures of cash flow information:
Cash received for income taxes	$(202)	$(6,228)
Cash paid for interest	$6,304	$3,477
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2019 and 2018
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
The Company’s consolidated financial statements include the operations of Performant Financial Corporation (Performant), its wholly-owned subsidiaries Premiere Credit of North America, LLC (Premiere) and Performant Business Services, Inc. (PBS), and PBS's wholly-owned subsidiaries Performant Recovery, Inc. (Recovery), Performant Technologies, LLC (PTL), and Performant Europe Ltd (through 2018). Performant is a Delaware corporation headquartered in California and was formed in 2003. Premiere is an Indiana limited liability company acquired by Performant on August 31, 2018. PBS is a Nevada corporation founded in 1997. Recovery is a California corporation founded in 1976. PTL is a California limited liability company that was formed in 2004.
The Company is managed and operated as one business, with a single management team that reports to the Chief Executive Officer.

(b)	Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The Company consolidates entities in which it has controlling financial interest, and as of December 31, 2019, all of the Company’s subsidiaries are 100% owned. All intercompany balances and transactions have been eliminated in consolidation.

(c)	Use of Estimates in the Preparation of Consolidated Financial Statements
The preparation of the consolidated financial statements in conformity with U.S. GAAP, requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, primarily accounts receivable, intangible assets, goodwill, estimated liability for appeals and disputes, earnout payable, other liabilities, deferred income taxes and income tax expense, and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Our actual results could differ from those estimates.

(d)	Liquidity
The accompanying consolidated financial statements have been prepared on the basis of going concern which contemplates that the Company will be able to realize assets and discharge its liabilities in the normal course of business. Accordingly, they do not give effect to any adjustments that would be necessary should the Company be required to liquidate its assets. The Company incurred net losses of approximately $26.8 million and $8.0 million as well as net cash outflows from operations of approximately $15.4 million and $12.1 million for the years ended December 31, 2019 and 2018, respectively. The ability of the Company to continue to fund its business plans is dependent upon realizing sufficient cash flows in the future. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.
In March 2020, the World Health Organization declared the 2019 coronavirus disease (“COVID-19”) a pandemic. COVID-19 has had, and will likely continue to have, an impact on the Company’s business, both operationally and financially. For example, all states in which the Company has offices are under state of emergency and have shelter-in-place or equivalent orders as of the filing of this Form 10-K, which has resulted in both management and employees working remotely (from home).

The United States Government has passed multiple new laws designed to help companies respond to the COVID-19 pandemic. Specifically, on March 27, 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) which included several student loan-related changes. These changes have had an impact on the Company’s financial results and management expects that they will continue to affect the Company’s financial results into the foreseeable future.
The CARES Act included changes to student loans owned by the Department of Education. These changes include the suspension of payments, the ceasing of accruing interest, and stopping involuntary collections of payments (e.g., wage garnishments). The changes are in effect through September 30, 2020. While these changes impact the set-up of new loan rehabilitation agreements by defaulted student loan borrowers, the Department of Education will consider each month during the period of suspended payments as an eligible month towards achieving loan rehabilitation, which is an element in determining future revenue to which the Company is entitled. In addition, student loan revenue and related cash flows will continue during this period because the Company earns revenue for a number of months from existing in-process borrower rehabilitation agreements. Further, while not mandated by the CARES Act, all of the Company’s Guaranty Agency clients (who administer the Federal Family Education Loan Program) are largely complying with the provisions of the Act, with the exception of counting missed payments toward qualification for loan rehabilitation. Given the CARES Act impacts on the Company’s recovery activities through September 30, 2020, the Company has furloughed more than 400 employees to date, which will result in annual savings of more than $15 million.
The Company’s healthcare business has not experienced, and is not currently expected to experience, a similar level of impact as the recovery business due to the fact that only two healthcare customers have been impacted by congressional regulations to date. While a few healthcare customers placed short term pauses on audit activities, the Company has continued to see growth and expansion in other healthcare offerings; notably, the Company’s Third Party Liability contracts have not experienced any contractions to date. Additionally, the Company does not foresee any permanent negative effects to its relationships or overall contract expectations within the healthcare markets.
With respect to favorable impacts to the Company’s liquidity, the CARES Act provided the right to carryback net operating losses from 2018 and 2019 to earlier periods. The Company has already filed for a refund request for the 2013 tax year which will result in an approximately $2.4 million cash refund, and the Company will file a refund request for the 2014 tax year which is expected to result in a refund of approximately $1.5 million. The CARES Act also allows deferrals and credits for payroll tax amounts, which is expected to provide approximately $3 million in cash savings through the remainder of 2020.
The Company continues to analyze the impact of COVID-19. However, the Company believes that its forecasted results, considering the impact of COVID-19, will be sufficient to fund the Company’s current operations, for at least a year from the issuance of these consolidated financial statements. While the Company believes its financial projections are attainable, there can be no assurances that the financial results will be recognized in a timeframe necessary to meet the Company’s ongoing cash requirements.
To address the Company’s liquidity needs, the Company may need to execute various actions to increase cash necessary for operations. These actions include, but are not limited to, additional reductions in workforce (both through furloughs and layoffs), reduce or delay capital expenditures, seek additional capital infusions through public and/or private means, sales of real estate assets or operations, and scaling back of certain lower margin operations.

(e)	Acquisition of Premiere Credit of North America
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

Consideration: The consideration for the acquisition was determined as follows (in thousands except per share amount):

Initial shares consideration	1,000
Closing stock price per share	$2.42
2,420
Earn-out consideration	2,154
Total consideration	$4,574
The contingent earn-out consideration was valued based on a Monte Carlo simulation.
Purchase price allocation: In accordance with U.S. GAAP, the total purchase price was allocated to the tangible and intangible assets acquired based on management’s estimates of their fair values.
The following table summarizes the estimated fair values of the assets acquired and liabilities (in thousands):

Cash and cash equivalents	$2,285
Trade accounts receivable, net	1,690
Other current assets	576
Property, equipment, and leasehold improvements, net	3,174
Customer relationship intangible asset	50
Other assets	34
Total identifiable assets acquired	7,809
Accounts Payable	(328)
Accrued salaries and benefits	(970)
Other current liabilities	(1,802)
Other liabilities	(135)
Net assets acquired	$4,574
The estimated fair value and useful life for the customer relationship intangible asset was $50 thousand and 4 years, respectively.
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

Pro forma information: The following table presents selected unaudited pro forma information for the Company assuming the acquisition of Premiere had occurred as of January 1, 2018. This pro forma information does not purport to present what the Company’s actual results would have been if the acquisition occurred as of the date indicated or what such results would be for any future periods.

Year Ended December 31, 2018
(In thousands, except per share amounts)
Total revenues	$170,893
Net loss	$(12,672)
Earnings per share:
Basic	$(0.24)
Diluted	$(0.24)

(f)	Cash and Cash Equivalents
Cash and cash equivalents include demand deposits.
The Company collects monies on behalf of its clients. Cash is often held on behalf of the clients in various trust accounts and is subsequently remitted to the clients based on contractual agreements. Cash held in these trust accounts for contracting agencies is not included in the Company’s assets (Note 11(a)).

(g)	Restricted Cash
At December 31, 2019 and 2018, restricted cash included in current assets on our consolidated balance sheet was $1.6 million and $1.8 million, respectively, held in the form of certificates of deposit, which serve as collateral for letters of credit.

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
Goodwill represents the excess of purchase price and related costs over the fair value assigned to the net assets of businesses acquired. Goodwill is reviewed for impairment annually in December, or more frequently if certain indicators are present. We may first assess qualitative factors for indicators of impairment to determine whether it is necessary to perform the quantitative goodwill impairment test. The Company changed its annual assessment to December in 2019 from November in 2018 since the Company had performed interim quantitative impairment assessments during 2019. The change in the annual assessment date did not have a material impact on our analysis.

In performing the quantitative goodwill test, if the carrying value of the Company, as one reporting unit, exceeds its fair value, goodwill is considered impaired. The amount of impairment loss is measured as the difference between the carrying value and the fair value of the reporting unit. Impairment testing is based upon the best information available including our market capitalization and estimates of fair value which incorporate assumptions marketplace participants would use in making their estimates of fair value. Significant assumptions and estimates are required, including, but not limited to, projecting future cash flows, determining appropriate discount rates and terminal growth rates, and other assumptions, to estimate the fair value of the reporting unit, inclusive of goodwill. Although the Company believes the assumptions and estimates made are reasonable and appropriate, different assumptions and estimates could materially impact the amount of impairment.
Identifiable intangible assets consist of customer contracts and related relationships. Customer contracts and related relationships are amortized over their estimated useful lives of 4 to 20 years.

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
The Company follows the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Subtopic 350-40, Internal-Use Software, which specifies that costs incurred during the application stage of development should be capitalized. All other costs are expensed as incurred. During 2019 and 2018, costs of $4.0 million and $5.5 million, respectively, were capitalized for projects in the application stage of development. Depreciation expense for completed projects during 2019 and 2018 were $5.8 million and $6.8 million, respectively.

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

(m)	Revenues, Accounts Receivable, and Estimated Liability for Appeals
The Company derives its revenues primarily from providing recovery services and healthcare audit services. Revenues are recognized when control of these services is transferred to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.
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
Under the Company’s Medicare Secondary Payer Commercial Payment Center (MSP) contract with Centers for Medicare and Medicaid Services (CMS), the Company recognizes revenues when insurance companies or other responsible parties remit payment to reimburse CMS for claims for which they are responsible, and the remittance has been applied in the CMS database. Under the Company’s Medicare Recovery Audit Contractor (RAC), contract with CMS, the Company recognizes revenues when the healthcare provider has paid CMS for a given claim or has agreed to an offset against other claims by the provider.
For healthcare claims audit contracts with commercial clients, the Company may recognize revenue upon delivering the results of claims audits, when sufficient reliable information is available to the Company for estimating the variable consideration earned, as it is a reasonable measure of the Company’s progress toward complete satisfaction of our performance obligation. For coordination-of-benefits contracts with commercial clients, the Company recognizes revenue when insurance companies or other responsible parties have remitted payments to the client.
Healthcare providers have the right to appeal a claim and may pursue additional appeals if the initial appeal is found in favor of CMS or other healthcare clients under the RAC or other commercial healthcare contracts. Under the MSP contract, insurance companies or other responsible parties may dispute the Company’s findings regarding Medicare not being the primary payer of healthcare claims. Total estimated liability for appeals and disputes was $1.0 million and 0.2 million as of December 31, 2019 and 2018, respectively. This represents the Company’s best estimate of the probable amount of losses related to appeals or disputes of claims for which commissions were previously collected.
For customer care / outsourced services clients, the Company recognizes revenues based on the volume of processed transactions or the quantity of labor hours provided.

The following table presents revenue disaggregated by category (in thousands) for the year ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
	(in thousands)
Healthcare (1)	$43,328	$54,454
Recovery (2)	89,626	83,785
Customer Care / Outsourced Services	17,478	17,429
Total Revenues	$150,432	$155,668
(1) Includes $28.4 million related to the termination of the 2009 CMS Region A contract
(2) Represents student lending, state and municipal tax authorities, IRS and Department of Treasury markets, select financial institutions, as well as Premiere Credit of North America.

For the year ended December 31, 2019, the Company had three clients whose individual revenues exceeded 10% of the Company’s total revenues. The dollar amount and percent of total revenue of each of the three clients are summarized in the table below (in thousands):

Rank	2019 Revenue	Percent of total revenue
1	$27,867	18.5%
2	$26,593	17.7%
3	$16,329	10.9%
Accounts receivable due from these three customers were 45% of total trade accounts receivable at December 31, 2019, of which two of these customers comprised 24% and 18% of total trade receivables.
For the year ended December 31, 2018, the Company had three clients whose individual revenues exceeded 10% of the Company’s total revenues. The dollar amount and percent of total revenue of each of the three clients are summarized in the table below (in thousands):

Rank	2018 Revenue	Percent of total revenue
1	$41,859	26.9%
2	$26,908	17.3%
3	$26,702	17.2%
Accounts receivable due from these three customers were 62% of total trade receivables at December 31, 2018.
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in cash used in operating activities in the consolidated statements of cash flows. The Company determines the allowance for doubtful accounts by specific identification. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts was $0.2 million and $0.02 million for December 31, 2019 and December 31, 2018, respectively.
The Company determined that it does not have any costs related to obtaining or fulfilling a contract that are recoverable and as such, these contract costs are expensed as incurred
The Company had contract assets of $1.3 million and $0 million as of December 31, 2019 and December 31, 2018, respectively. The contract assets relate to the Company’s rights to consideration for services completed during the respective years, but not invoiced at the reporting date. The increase in contract assets is primarily due to timing of invoices issued and increased volume of work. Contract assets are recorded to accounts receivable when the rights become unconditional and amounts are invoiced.

Contract liabilities are included in deferred revenue in the consolidated balance sheets. The Company had contract liabilities of $0.1 million as of December 31, 2019 and $1.1 million as of December 31, 2018. The Company’s contract liability related to an advance recovery commission payment received from a customer during the first quarter of 2018, for which the Company recognized revenue as services were delivered.

(n)	Prepaid Expenses and Other Current Assets
At December 31, 2019, prepaid expenses and other current assets were $3.3 million and included approximately $2.2 million related to prepaid software licenses and maintenance agreements, $0.7 million for prepaid insurance, and $0.4 million for various other prepaid expenses. At December 31, 2018, prepaid expenses and other current assets were $3.4 million and included approximately $2.1 million related to prepaid software licenses and maintenance agreements, $0.7 million for prepaid insurance, and $0.6 million for various other prepaid expenses.

(o)	Legal Expenses
The Company recognizes legal fees related to litigation as they are incurred.

(p)	Comprehensive Loss
The Company had a single component of comprehensive loss on the consolidated statements of comprehensive loss related to foreign currency translation adjustments for its subsidiary Performant Europe Ltd. for the year ended December 31, 2018.

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

(s)	Stock-based Compensation
The Company accounts for its employee stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation – Stock Compensation. FASB ASC Topic 718 requires that all employee stock-based compensation is recognized as a cost in the consolidated financial statements and that for equity-classified awards, such cost is measured at the grant date fair value of the award.
FASB ASC Topic 718 also requires that excess tax benefits recognized in equity related to stock option exercises are reflected as financing cash inflows. There was no income tax benefit resulting from the exercise of stock options in both 2019 and 2018.

(t)	Loss per Share
For the years ended December 31, 2019 and 2018, basic loss per share is calculated by dividing net loss attributable to common shareholders by the sum of the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of common shares and dilutive common shares equivalents outstanding during the period. The Company’s common share equivalents consist of stock options, restricted stock units (RSUs), and performance stock units. When there is a loss in the period, dilutive common share equivalents are excluded from the calculation of diluted earnings per share, as their effect would be anti-dilutive.
The following table reconciles the basic to diluted weighted average shares outstanding using the treasury stock method (shares in thousands):

	Years Ended December 31,
	2019	2018
Weighted average shares outstanding – basic	53,468	52,064
Dilutive effect of stock options	—	—
Weighted average shares outstanding – diluted	53,468	52,064

(u)	New Accounting Pronouncements
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

The adoption did not impact the consolidated statements of operations, nor will it have an impact on the Company’s liquidity. The standard will also have no impact on the Company’s debt-covenant compliance under its current agreement. Results and disclosure requirements for reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts have not been adjusted and continue to be reported in accordance with historical accounting under Topic 840.

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

In March 2017, the FASB issued ASU 2017-04, "Intangibles-Goodwill and Other: Simplifying the Test for Goodwill Impairment" which eliminates the second step from the goodwill impairment test. An entity should perform its goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity will recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, but the loss cannot exceed the total amount of goodwill allocated to the reporting unit. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted.

The Company early adopted this standard for the year ended December 31, 2018 on a prospective basis. There was no impact on the Company's financial position or results of operations upon adoption of this standard
Relevant New Accounting Standards

In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes". This ASU clarifies and simplifies accounting for income taxes by eliminating certain exceptions for intraperiod tax allocation principles and the methodology for calculating income tax rates in an interim period, among other updates. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is evaluating the effect of the adoption of this pronouncement.

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurements", which eliminates, adds or modifies certain disclosure requirements for fair value measurements. Entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year, with early adoption permitted to adopt either the entire standard or only the provisions that eliminate or modify the requirements. The Company is evaluating the effect of the adoption of this pronouncement.

In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, "Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments" as modified by subsequently issued ASU's 2018-19, 2019-04, 2019-05 and 2019-11. This ASU requires estimating all expected credit losses for certain types of financial instruments, including trade receivables, held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019, with early adoption permitted. The Company will adopt this ASU effective January 1, 2020. The Company is evaluating the effect of the adoption of this pronouncement.

2.    Property, Equipment, and Leasehold Improvements
Property, equipment, and leasehold improvements consist of the following at December 31, 2019 and 2018 (in thousands):

	December 31, 2019	December 31, 2018
Land	$1,943	$1,943
Building and leasehold improvements	8,124	8,076
Furniture and equipment	6,257	6,248
Computer hardware and software	79,066	78,743
	95,390	95,010
Less accumulated depreciation and amortization	(76,621)	(72,755)
Property, equipment and leasehold improvements, net	$18,769	$22,255
Depreciation and amortization expense of property, equipment and leasehold improvements was $8.3 million and $9.5 million for the years ended December 31, 2019 and 2018, respectively.
3. Identifiable Intangible Assets and Goodwill
Identifiable intangible assets consist of the following at December 31, 2019 and 2018 (in thousands):

December 31, 2019	Gross Amounts	Accumulated Amortization	Net
Customer contracts and related relationships	$25,740	$(24,815)	$925
Perpetual license	3,250	(3,250)	—
Total amortizable intangible assets	$28,990	$(28,065)	$925

December 31, 2018	Gross Amounts	Accumulated Amortization	Net
Customer contracts and related relationships	$25,378	$(24,264)	$1,114
Less: Impairment of customer contracts and related relationships	(2,988)	2,988	—
Add: Customer relationship intangible asset	50	(4)	$46
Perpetual license	3,250	(3,250)	—
Total amortizable intangible assets	$25,690	$(24,530)	$1,160
For the years ended December 31, 2019 and 2018, amortization expense related to intangible assets amounted to $0.2 million and $0.8 million, respectively. For the year ended December 31, 2018, an impairment expense of $3.0 million was recognized relating to the Great Lakes Higher Education Guaranty Corporation customer relationship and was presented as a separate caption in the consolidated statements of operations. The amortization expense for each of the next four fiscal years is approximately $0.2 million each year.
The carrying amount of goodwill was $74.4 million and $81.6 million as of December 31, 2019 and 2018, respectively. During the fourth quarter of 2019, the Company identified an impairment indicator associated with the sustained decrease in its market capitalization and performed impairment tests on goodwill. The determination of our reporting unit’s fair value involved, among other things, the Company’s market capitalization and application of the income approach. We concluded that the carrying value of our reporting unit was greater than the fair value, which resulted in a non-cash goodwill impairment charge of $7.2 million. The goodwill impairment charge had no impact on the Company’s cash flows or compliance with debt covenants.
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
On October 15, 2018, the Company borrowed $4 million of the $25 million available as Additional Term Loans under the Credit Agreement. On March 21, 2019, we entered into Amendment No. 3 to the Credit Agreement to among other things relieve the Borrower from its obligation to comply with the financial covenants in the Credit Agreement during the six fiscal quarters following the beginning of the Company’s fourth fiscal quarter of 2018. On April 5, 2019 and May 15, 2019, the Company borrowed $5 million and $6 million, respectively. On August 6, 2019 and September 25, 2019, the Company borrowed $5 million and $5 million, respectively. The Company has borrowed all of the $25 million available as Additional Term Loans.
As of December 31, 2019, $64.3 million was outstanding under the Credit Agreement.
We have the option to extend the maturity of the Loans for two additional one-year periods, subject to the satisfaction of customary conditions.  The Loans bear interest at the one-month LIBOR rate (subject to a 1% per annum floor) plus a margin which may vary from 5.5% per annum to 10.0% per annum based on our total debt to EBITDA ratio. Our annual interest rate at December 31, 2019 was 11.8% and 8.0% at December 31, 2018. We are required to pay 5% of the original principal balance of the Loans annually in quarterly installments and to make mandatory prepayments of the Loans with a percentage of our excess cash flow which may vary between 75% and 0% depending on our total debt to EBITDA ratio and from the net cash proceeds of certain asset dispositions and debt not otherwise permitted under the Credit Agreement, in each case, subject to the lender's right to decline to receive such payments.

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
The obligations under the Credit Agreement are secured by substantially all of our subsidiaries' assets and are guaranteed by the Company and its subsidiaries, other than the Borrower.
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

Outstanding debt obligations are as follows (in thousands):

December 31, 2019
Principal amount	$64,313
Less: unamortized discount and debt issuance costs	(2,431)
Notes payable less unamortized discount and debt issuance costs	61,882
Less: current maturities, net of unamortized discount and debt issuance costs	(3,320)
Long-term notes payable, net of current maturities and unamortized discount and debt issuance costs	$58,562
5. Related Party Transactions
As discussed in Note 1(d), in August of 2018, the Company purchased Premiere from ECMC, with the purchase consideration including the issuance of 1,000,000 shares of Company common stock to ECMC and a commitment to issue ECMC additional shares of common stock as part of an earn-out agreement. Additionally, as discussed in Note 4, since August 2017, ECMC has served as a lender to the Company with a Credit Agreement initially funded in August 2017 at $44 million, and a balance outstanding of $64.3 and $45.8 million as of December 31, 2019 and 2018, respectively. In connection with the Credit Agreement, the Company has issued ECMC warrants to purchase 5,794,990 and 4,172,392 shares of common stock through December 31, 2019 and 2018 respectively. ECMC’s beneficial ownership percentage on each of these dates was approximately 11.7% and 9.0%, respectively. The Company has a relationship with ECMC as a customer, with revenues of $16.3 million in 2019 and $15.5 million in 2018. Given the breadth of ECMC’s involvement with the Company as of December 31, 2019 and 2018, we have concluded that ECMC is a related party for purposes of financial statement presentation and disclosure.

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
In November 2019, the Company amended its lease agreement for the office space in Sunrise, Florida, to reduce the amount of rentable square footage. The lease modification was accounted for as a partial termination whereby the lease liability was re-measured and the ROU asset was reduced on a proportionate basis. The difference between the proportionate reduction in the ROU asset and corresponding lease liability was immaterial and recognized in the consolidated statement of operations as a gain on the effective date of the modification.
Operating lease expense was $3.3 million for the year ended December 31, 2019.
Supplemental cash flow and other information related to operating leases as of December 31, 2019 are as follows:

Weighted Average Remaining Lease Term	3.4	years
Weighted Average Discount Rate	6.3%
Cash paid for amounts included in the measurement of operating lease liabilities was $3.5 million for the year ended December 31, 2019, included in operating cash flows.
The following is a schedule, by years, of maturities of lease liabilities as of December 31, 2019 (in thousands):

Year Ending December 31,	Amount
2020	$3,192
2021	2,306
2022	1,684
2023	563
Thereafter	975
Total undiscounted cash flows	$8,720
Less imputed interest	(961)
Total	$7,759

Disclosures related to periods prior to adoption of the new lease standard
Future minimum rental commitments under non-cancelable leases as of December 31, 2018 were as follows (in thousands):

Year Ending December 31,	Amount
2020	$3,427
2021	3,393
2022	2,514
2023	1,901
2024	800
Thereafter	1,390
Total	$13,425
Lease expense was $3.9 million for the year ended December 31, 2018. Deferred rent included in other liabilities on the consolidated balance sheets as of December 31, 2018 was $1.2 million.
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
The terms of the Performant Financial Corporation 2012 Stock Incentive Plan (2012 Plan) provide for the granting of incentive stock options within the meaning of Section 422 of the Internal Revenue Code (the Code) to employees and the granting of nonstatutory stock options, restricted stock, stock appreciation rights, stock unit awards and cash-based awards to employees, non-employee directors and consultants. The Company has reserved 10,550,000 shares of common stock under the 2012 Plan. Options granted under the 2012 Plan generally vest over four years.
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

Total stock-based compensation expense charged as salaries and benefits expense in the consolidated statements of operations was $2.3 million and $2.8 million for the years ended December 31, 2019 and 2018, respectively. The following table sets forth a summary of the Company's stock option activity for the years ended December 31, 2019 and 2018:

	Outstanding Options	Weighted average exercise price per share	Weighted average remaining contractual life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 01, 2018	2,936,198	8.21	4.48
Granted	—	—
Forfeited	(208,346)	8.96
Exercised	(268,750)	0.69
Outstanding at December 31, 2018	2,459,102	8.97	3.25	$273
Granted	—	—
Forfeited	(448,458)	4.46
Exercised	(19,478)	1.74
Outstanding December 31, 2019	1,991,166	$10.06	2.89	$—
Vested, exercisable, and expected to vest (1) at December 31, 2019	1,991,145	$10.06	2.89	$—
Exercisable at December 31, 2019	1,990,749	$10.06	2.89	$—
(1) Options expected to vest reflect an estimated forfeiture rate.
There were no stock options granted during the years ended December 31, 2019 and December 31, 2018. The aggregate intrinsic value of our stock options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the years ended December 31, 2019 and 2018 was $0.0 million and $0.5 million, respectively. At December 31, 2019 and 2018, there were $0.0 million and $0.01 million, respectively, of unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements.
Net cash proceeds from the exercise of stock options were $0.03 million and $0.2 million during 2019 and 2018, respectively.
If stock options had been granted during the years ended December 31, 2019 and December 31, 2018, the fair value of each option grant would have been estimated using the Black-Scholes-Merton option pricing model. Expected volatilities are calculated based on the historical volatility data of the Company over a term comparable to the expected term of the options issued. The expected term of the award is determined based on the average of the vesting term and the contractual term. Management monitors share option exercise and employee termination patterns to estimate forfeiture rates within the valuation model.

(b)	Restricted Stock Units
The following table summarizes restricted stock unit activity for the years ended December 31, 2019 and 2018:

		Weighted
		average
	Number of	grant date
	Awards	fair value
Outstanding at January 01, 2018	2,591,587	$2.39
Granted	2,106,536	2.70
Forfeited	(871,184)	2.37
Vested and converted to shares, net of units withheld for taxes	(645,560)	2.80
Units withheld for taxes	(248,143)	$2.80
Outstanding at December 31, 2018	2,933,236	$2.50
Granted	1,660,304	1.70
Forfeited	(365,225)	2.40
Vested and converted to shares, net of units withheld for taxes	(695,709)	2.43
Units withheld for taxes	(278,352)	$2.43
Outstanding at December 31, 2019	3,254,254	$2.12
Expected to vest at December 31, 2019	2,869,744	$2.12
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
The majority of RSUs that vested in 2019 and 2018 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes and remitted the cash to the appropriate taxing authorities. The total shares withheld were approximately 278,000 shares for 2019 and approximately 248,000 shares for 2018 and were based on the value of the RSUs on their respective vesting dates as determined by the Company’s closing stock price. These net-share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.
At December 31, 2019 and 2018, there was$4.6 million and $5.4 million and of compensation expense yet to be recognized related to non-vested restricted stock units. The unrecognized expense as of December 31, 2019 is expected to be recognized over the remaining weighted-average vesting period of 2.5 years. 974,061 and 893,703 of the restricted stock units vested during the years ended December 31, 2019 and 2018, respectively. Restricted stock units granted under the 2012 Plan generally vest over periods between one and four years.
9. Employee Benefit Plan
The Company has a 401(k) Salary Deferral Plan (the Plan) covering all full-time employees who have met certain service requirements. Employees may contribute a portion of their salary up to the maximum limit established by the Code for such plans. Employer contributions are discretionary. No matching contributions were made during 2019 and 2018.

10. Income Taxes
The Company’s income tax expense (benefit) consists of the following (in thousands):

	2019	2018
Current:
Federal	$—	$275
State	(390)	777
	(390)	1,052
Deferred:
Federal	$—	$(52)
State	13	542
	13	490
Total expense (benefit)	$(377)	$1,542
The reconciliation between the amount computed by applying the U.S. federal statutory rate of 21% for 2019 and 2018 to income before taxes and the Company's tax provision for 2019 and 2018 is as follows:

	2019	2018
Federal income at the statutory rate	21%	21%
State income tax, net of federal benefit	2%	(18)%
Permanent differences	(1)%	(4)%
Work Opportunity Credit	1%	—%
Return to provision true-up	2%	(4)%
Valuation allowance	(21)%	(18)%
Other	(2)%	—%
Effective tax rate	2%	(23)%

The following table summarized the components of the Company's deferred tax assets and liabilities as of December 31, 2019 and 2018 (in thousands):

	2019	2018
Deferred tax assets
Vacation accrual	514	551
Nonqualified stock options	2,873	3,361
State tax deferral	387	502
State tax credits	452	452
Net operating loss	4,519	3,876
Interest expense limitation	3,419	1,498
Lease liability	2,098	—
Other	1,291	861
Total deferred tax assets	15,553	11,101
Valuation allowance	(12,809)	(8,397)
Total deferred tax assets net of valuation allowance	2,744	2,704
Deferred tax liabilities:
Fixed assets	(749)	(2,692)
Right of use asset	(1,848)	—
Other	(182)	(34)
Total deferred tax liabilities	(2,779)	(2,726)
Net deferred tax liabilities	$(35)	$(22)
As of December 31, 2019, and 2018, the Company recorded a valuation allowance against deferred tax assets that are not more likely than not realizable based upon the assessment of all positive and negative evidence. The total amount of the valuation allowance at December 31, 2019 is $12.8 million, which is an increase of $4.4 million from the amount recorded as of December 31, 2018.
On December 22, 2017, President Trump signed into law the “Tax Cuts and Jobs Act” (TCJA) that significantly reforms the Internal Revenue Code of 1986, as amended. The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of interest, allows for the expensing of capital expenditures, and puts into effect the migration from a “worldwide” system of taxation to a territorial system. The Company calculated year end income tax provision in accordance with the Tax Act.
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
The Company has state tax credits of $0.5 million, which will expire in 2024. The Company has state net operating loss carryforwards of $26.0 million which will start to expire in 2020 and a federal net operating loss carryforward of $12.1 million which will be carried forward indefinitely. The Company has $0.5 million of federal tax credit carryforwards which begin to expire in 2037.

The following table reconciles the Company’s unrecognized tax benefits as of December 31, 2019 from its unrecognized tax benefits as of December 31, 2018 (in thousands):

Unrecognized tax benefits balance at January 1, 2018	$1,082
Increase related to prior year tax positions	602
Lapse of statute of limitations	(83)
Unrecognized tax benefits balance at December 31, 2018	1,601
Increase related to prior year tax positions	51
Lapse of statute of limitations	(282)
Unrecognized tax benefits balance at December 31, 2019	$1,370
At December 31, 2019 and 2018, the Company had approximately $1.4 million and $1.6 million of unrecognized tax benefits, respectively. The Company does not expect any significant change in unrecognized tax benefits during the next twelve months. The Company records interest expense and penalties related to unrecognized tax benefits in income tax expense. The amount of accrued interest was $0.3 million and $0.2 million at December 31, 2019 and 2018, respectively. No penalties were recognized in 2019 or accrued at December 31, 2019, and 2018 respectively. The Company has unrecognized tax benefits of approximately $1.4 million which, if recognized, would favorably affect the Company’s effective income tax rate.
The Company files income tax returns with the U.S. federal government and various state jurisdictions. The Company operates in a number of state and local jurisdictions, most of which have never audited the Company's records. Accordingly, the Company is subject to state and local income tax examinations based upon the various statutes of limitations in each jurisdiction. For tax years before 2016, the Company is no longer subject to Federal and certain other state tax examinations. The company is currently being examined by the Franchise Tax Board of California for tax years 2011 through 2014 and by the Internal Revenue Service for tax year 2017.
11. Other Commitments and Contingencies

(a)	Trust Funds
The Company collects principal and interest payments and collection costs on defaulted loans for various contracting agencies. Cash collections for some of the Company’s customers are held in trust in bank accounts controlled by the Company. The Company remits trust funds to the contracting agencies on a regular basis. The amount of cash held in trust and the related liability are separated from and not included in the Company’s consolidated financial statements. Cash held in trust for customers totaled $4.3 million and $3.2 million at December 31, 2019 and 2018, respectively.

(b)	Litigation
The Company, during the ordinary course of its operations, has been named in various legal suits and claims, several of which are still pending. In the opinion of management and the Company’s legal counsel, such legal actions will not have a material effect on the Company’s consolidated financial position or results of operations or cash flows.
12. Subsequent Events
The Company has evaluated subsequent events through the date these consolidated financial statements were issued and identified the following events, which do not require adjustments to the consolidated financial statements. The related disclosures are included below and in note 1(d).

(a)	COVID-19 Pandemic
On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The pandemic has had a significant negative impact on global economic conditions. There is significant uncertainty around the breadth and duration of business disruptions related to the COVID-19 pandemic, as well as its impact on the U.S. economy. Management is actively monitoring the situation and adjusting operations as needed. Refer also to Note 1(d).

(b) Coronavirus Aid, Relief, and Economic Security (CARES) Act
On March 27, 2020, the CARES Act was enacted. The CARES Act is an approximately $2 trillion emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and curtail the negative economic effect of the COVID-19 pandemic. The CARES Act provides sweeping tax changes of which the Company can utilize at least two of the provisions: net operating losses arising in 2018, 2019, and 2020 taxable years may be carried back to each of the preceding five years to generate a refund: and deferral of the payment of the employer portion of social security taxes incurred between March 27 and December 31, 2020. Half of the deferred amount is due December 31, 2021 with the other half due December 31, 2022. Refer also to Note 1(d). Management will continue to analyze the different aspects of the CARES Act to determine whether any other provisions may support the Company.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFORMANT FINANCIAL CORPORATION

By:	/s/ Lisa C. Im
Lisa C. Im
Chief Executive Officer
Date: April 29, 2020
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

Name	Title	Date

/s/ Lisa C. Im	Chief Executive Officer (Principal Executive Officer) and Board Chair	April 29, 2020
Lisa C. Im

/s/ Ian Johnston	Vice President and Chief Accounting Officer (Principal Financial Officer)	April 29, 2020
Ian Johnston

/s/ James LaCamp	Director	April 29, 2020
James LaCamp

/s/ Bradley M. Fluegel	Director	April 29, 2020
Bradley M. Fluegel

/s/ William D. Hansen	Director	April 29, 2020
William D. Hansen

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2019 and 2018
Allowance for doubtful accounts (in thousands):

Description	Balance at Beginning of Period	Additions Charged against Expense	Recoveries	Charge-offs	Balance at End of Period
2019	$22	219	—	(4)	$237
2018	$35	22	—	(35)	$22
Estimated allowance and liability for appeals and disputes (in thousands):

Description	Balance at Beginning of Period	Additions Charged against Revenue	Appeals Found in Providers Favor		Balance at End of Period
2019	$210	1,032	(224)		$1,018
2018	$18,817	441	(19,048)	*	$210
*Includes the release of $18.5 million related to the January 31, 2018 termination of the CMS Region A RAC contract.

Deferred tax asset valuation allowance (in thousands):

Description	Balance at Beginning of Period	Additions	Releases	Balance at End of Period
2019	$8,397	4,412	—	$12,809
2018	$5,772	2,625	—	$8,397