Form 10-K/A
period 2019-12-31
Performant Financial Corp
filed 2020-05-22
CIK 1550695

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

Registrant’s telephone number, including area code: (925) 960-4800

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

EXPLANATORY NOTE

Performant Financial Corporation is filing this Form 10-K/A as Amendment No. 1 (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (the “Annual Report”) that was filed with the Securities and Exchange Commission on April 29, 2020 for the purpose of correcting the date of the report of the company’s independent registered accounting firm, Baker Tilly Virchow Krause LLP, which due to a clerical error was dated April 29, 2019 instead of April 29, 2020, the date that the Annual Report was filed.

This Amendment does not reflect any subsequent events occurring after the original filing date of the Annual Report and does not modify or update in any way disclosures made in the Annual Report except to furnish corrected independent registered accounting firm’s report.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFORMANT FINANCIAL CORPORATION

By:	/s/ Lisa C. Im
Lisa C. Im
Chief Executive Officer
Date: May 22, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Lisa C. Im	Chief Executive Officer (Principal Executive Officer) and Board Chair	May 22, 2020
Lisa C. Im

/s/ Ian Johnston	Vice President and Chief Accounting Officer (Principal Financial Officer)	May 22, 2020
Ian Johnston

/s/ James LaCamp*	Director	May 22, 2020
James LaCamp

/s/ Bradley M. Fluegel*	Director	May 22, 2020
Bradley M. Fluegel

/s/ William D. Hansen*	Director	May 22, 2020
William D. Hansen

/s/ Eric Yanagi	Director	May 22, 2020
Eric Yanagi *Pursuant to power of attorney.

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
April 29, 2020