Form 10-Q
period 2020-03-31
Performant Financial Corp
filed 2020-05-28
CIK 1550695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
The number of shares of Common Stock outstanding as of May 27, 2020 was 54,428,324.

PERFORMANT FINANCIAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2020
INDEX

i

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,574	$3,373
Restricted cash	1,622	1,622
Trade accounts receivable, net of allowance for doubtful accounts of $518 and $237, respectively	27,276	27,170
Contract assets	1,201	1,339
Prepaid expenses and other current assets	3,780	3,329
Income tax receivable	3,989	164
Total current assets	46,442	36,997
Property, equipment, and leasehold improvements, net	18,361	18,769
Identifiable intangible assets, net	866	925
Goodwill	55,372	74,372
Right-of-use assets	6,235	6,834
Other assets	986	975
Total assets	$128,262	$138,872
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of notes payable to related party, net of unamortized debt issuance costs of $111 and $130, respectively	$3,339	$3,320
Accrued salaries and benefits	7,676	6,126
Accounts payable	3,007	2,532
Other current liabilities	3,830	3,659
Estimated liability for appeals and disputes	1,169	1,018
Lease liabilities	2,601	2,775
Total current liabilities	21,622	19,430
Notes payable to related party, net of current portion and unamortized debt issuance costs of $1,938 and $2,301, respectively	58,062	58,562
Deferred income taxes	35	35
Earnout payable	475	475
Lease liabilities	4,481	4,984
Other liabilities	1,839	1,761
Total liabilities	86,514	85,247
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized, 500,000 shares at March 31, 2020 and December 31, 2019 respectively; issued and outstanding 54,022 and 53,900 shares at March 31, 2020 and December 31, 2019, respectively	5	5
Additional paid-in capital	81,196	80,589
Accumulated deficit	(39,453)	(26,969)
Total stockholders’ equity	41,748	53,625
Total liabilities and stockholders’ equity	$128,262	$138,872
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Revenues	$45,888	$34,876
Operating expenses:
Salaries and benefits	28,805	29,116
Other operating expenses	12,220	12,953
Impairment of goodwill	19,000	—
Total operating expenses	60,025	42,069
Loss from operations	(14,137)	(7,193)
Interest expense	(2,227)	(1,136)
Interest income	6	11
Loss before provision for income taxes	(16,358)	(8,318)
Provision for (benefit from) income taxes	(3,874)	171
Net loss	$(12,484)	$(8,489)
Net loss per share
Basic	$(0.23)	$(0.16)
Diluted	$(0.23)	$(0.16)
Weighted average shares
Basic	53,943	53,059
Diluted	53,943	53,059
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2020					Three Months Ended March 31, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount				Shares	Amount
Balances at beginning of period	53,900	$5	$80,589	$(26,969)	$53,625	52,999	$5	$77,370	$(149)	$77,226
Common stock issued under stock plans, net of shares withheld for employee taxes	122	—	(84)	—	(84)	147	—	(122)	—	(122)
Stock-based compensation expense	—	—	691	—	691	—	—	499	—	499
Net loss	—	—	—	(12,484)	(12,484)	—	—	—	(8,489)	(8,489)
Balances at end of period	54,022	$5	$81,196	$(39,453)	$41,748	53,146	$5	$77,747	$(8,638)	$69,114
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(12,484)	$(8,489)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment of goodwill	19,000	—
Depreciation and amortization	1,540	2,312
Right-of-use assets amortization	599	660
Deferred income taxes	—	31
Stock-based compensation	691	499
Interest expense from debt issuance costs	382	232
Earnout mark-to-market	—	276
Changes in operating assets and liabilities:
Trade accounts receivable	(106)	3,002
Contract assets	138	—
Prepaid expenses and other current assets	(451)	(372)
Income tax receivable	(3,825)	165
Other assets	(11)	—
Accrued salaries and benefits	1,550	1,605
Accounts payable	475	587
Other current liabilities	171	483
Estimated liability for appeals and disputes	151	45
Lease liabilities	(677)	(723)
Other liabilities	78	43
Net cash provided by operating activities	7,221	356
Cash flows from investing activities:
Purchase of property, equipment, and leasehold improvements	(1,073)	(1,486)
Net cash used in investing activities	(1,073)	(1,486)
Cash flows from financing activities:
Repayment of notes payable	(863)	—
Taxes paid related to net share settlement of stock awards	(84)	(156)
Proceeds from exercise of stock options	—	34
Net cash used in financing activities	(947)	(122)
Net increase (decrease) in cash, cash equivalents and restricted cash	5,201	(1,252)
Cash, cash equivalents and restricted cash at beginning of period	4,995	7,275
Cash, cash equivalents and restricted cash at end of period	$10,196	$6,023

Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and cash equivalents	$8,574	$4,364
Restricted cash	1,622	1,659
Total cash, cash equivalents and restricted cash at end of period	$10,196	$6,023

Supplemental disclosures of cash flow information:
Cash received for income taxes	$72	$54
Cash paid for interest	$1,845	$—
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements
For the Three Months Ended March 31, 2020 and 2019
(Unaudited)

1. Organization and Description of Business
(a) Basis of Presentation and Organization
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary (consisting only of normal recurring adjustments) for a fair presentation of our financial position at March 31, 2020, and the results of our operations for the three months ended March 31, 2020 and 2019 and cash flows for the three months ended March 31, 2020 and 2019. Interim financial statements are prepared on a basis consistent with our annual consolidated financial statements. The interim financial statements included herein should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2019.
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
The Company's consolidated financial statements include the operations of Performant Financial Corporation (Performant), its wholly-owned subsidiaries Premiere Credit of North America, LLC (Premiere) and Performant Business Services, Inc. (PBS), and PBS's wholly-owned subsidiaries Performant Recovery, Inc. (Recovery) and Performant Technologies, LLC (PTL). Performant is a Delaware corporation headquartered in California and was formed in 2003. Premiere is an Indiana limited liability company acquired by Performant on August 31, 2018. PBS is a Nevada corporation founded in 1997. Recovery is a California corporation founded in 1976. PTL is a California limited liability company that was originally formed in 2004. All intercompany balances and transactions have been eliminated in consolidation.
The Company is managed and operated as one business, with a single management team that reports to the Chief Executive Officer.
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, primarily accounts receivable, contract assets, intangible assets, goodwill, right-of-use assets, estimated liability for appeals and disputes, lease liabilities, earnout payable, other liabilities, deferred income taxes and income tax expense (benefit) and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Our actual results could differ from those estimates.

(b)	Liquidity
The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates that the Company will be able to realize assets and discharge its liabilities in the normal course of business. Accordingly, they do not give effect to any adjustments that would be necessary should the Company be required to liquidate its assets. The ability of the Company to continue to fund its business plans is dependent upon realizing sufficient cash flows in the future. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.
In March 2020, the World Health Organization declared the outbreak of novel coronavirus (“COVID-19”) a pandemic. COVID-19 has had, and will likely continue to have, an impact on the Company’s business, both operationally and financially. For example, all states in which the Company has offices are under state of emergency and continue to have shelter-in-place or equivalent orders as of the filing of this Form 10-Q, which has resulted in both management and employees continuing to work remotely (from home).

The United States Government passed multiple new laws designed to help companies respond to the COVID-19 pandemic. Specifically, on March 27, 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) which included several student loan-related changes. These changes have had an impact on the Company’s financial results and management expects that they will continue to affect the Company’s financial results into the foreseeable future.
The CARES Act included changes to student loans owned by the Department of Education. These changes include the suspension of payments, the ceasing of accruing interest, and stopping involuntary collections of payments (e.g., wage garnishments). The changes are in effect through September 30, 2020. While these changes impact the set-up of new loan rehabilitation agreements by defaulted student loan borrowers, the Department of Education will consider each month during the period of suspended payments as an eligible month towards achieving loan rehabilitation, which is an element in determining future revenue to which the Company is entitled. In addition, student loan revenue and related cash flows will continue during this period because the Company earns revenue for a number of months from existing in-process borrower rehabilitation agreements. Further, while not mandated by the CARES Act, all of the Company’s Guaranty Agency clients (who administer the Federal Family Education Loan Program) are largely complying with the provisions of the Act, with the exception of counting missed payments toward qualification for loan rehabilitation. Given the CARES Act impacts on the Company’s recovery activities through September 30, 2020, the Company has furloughed more than 500 employees to date, which will result in annual savings of more than $18 million.
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
The following table presents revenue disaggregated by category for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Healthcare	17,524	9,020
Recovery (1)	24,265	21,375
Customer Care / Outsourced Services	4,099	4,481
Total Revenues	$45,888	$34,876

(1)	Represents student lending, state and municipal tax authorities, IRS and Department of Treasury markets, select financial institutions, as well as Premiere Credit of North America.
Healthcare providers have the right to appeal a claim and may pursue additional appeals if the initial appeal is found in favor of CMS or other healthcare clients under the RAC or other commercial healthcare contracts, respectively. Under the MSP contract, insurance companies or other responsible parties may dispute the Company’s findings regarding Medicare not being the primary payer of healthcare claims. Total estimated liability for appeals and disputes was $1.2 million and $1.0 million as of March 31, 2020 and December 31, 2019, respectively. This represents the Company’s best estimate of the amount probable of being refunded to the Company’s healthcare clients following successful appeals of claims for which commissions were previously collected.
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company determines the allowance for doubtful accounts by specific identification. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is consider remote. The allowance for doubtful account was $0.5 million and $0.2 million at March 31, 2020 and December 31, 2019, respectively.
The Company determined that it does not have any costs related to obtaining or fulfilling a contract that are recoverable and as such, these contract costs are expensed as incurred.
The Company has contract assets of $1.2 million and $1.3 million as of March 31, 2020 and December 31, 2019, respectively. The contract assets relate to the Company’s rights to consideration for services completed during the three months ended March 31, 2020 and year ended December 31, 2019, but not invoiced at the reporting date. The decrease in contract assets is primarily due to timing of invoices issued. Contract assets are recorded to accounts receivable when the rights become unconditional and amounts are invoiced.
The Company has contract liabilities of $0.1 million as of March 31, 2020 and December 31, 2019, respectively, which are included in other current liabilities in the consolidated balance sheets. The Company’s contract liability relates to an advance recovery commission payment received from a customer, for which the Company anticipates revenue to be recognized as services are delivered.

(d) Prepaid Expenses and Other Current Assets
At March 31, 2020, prepaid expenses and other current assets were $3.8 million and included approximately $2.1 million related to prepaid software licenses and maintenance agreements, $0.8 million for prepaid insurance, and $0.9 million for various other prepaid expenses. At December 31, 2019, prepaid expenses and other current assets were $3.3 million and included approximately $2.2 million related to prepaid software licenses and maintenance agreements, $0.7 million for prepaid insurance, and $0.4 million for various other prepaid expenses.
(e) Impairment of Goodwill and Long-Lived Assets
Goodwill is reviewed for impairment at least annually. The balance of goodwill was $55.4 million as of March 31, 2020 and $74.4 million as of December 31, 2019, respectively. The economic impact from the COVID-19 pandemic was a triggering factor requiring an interim assessment of goodwill for impairment. In performing the quantitative assessment of goodwill, if the carrying value of the Company, as one reporting unit, exceeds its fair value, goodwill is considered impaired. The amount of impairment loss is measured as the difference between the carrying value and the fair value of the reporting unit.
Impairment testing is based upon the best information available and estimates of fair value which incorporate assumptions marketplace participants would use in making their estimates of fair value. Significant assumptions and estimates are required, including, but not limited to, our market capitalization, projecting future cash flows and other assumptions, to estimate the fair value of the reporting unit. Although the Company believes the assumptions and estimates made are reasonable and appropriate, different assumptions and estimates could materially impact the amount of impairment. Based on management’s quantitative analysis, we concluded that the carrying value of our reporting unit was greater than its fair value, which resulted in a non-cash goodwill impairment charge of $19.0 million. The goodwill impairment charge had no impact on the Company’s cash flows or compliance with debt covenants.
Long-lived assets and intangible assets that are subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. There was no need to impair long-lived assets or intangible assets as of March 31, 2020.
(f) Other Current Liabilities
At March 31, 2020, other current liabilities primarily included $2.5 million for services received for which we have not received an invoice, $0.6 million for insurance premium financing payables, and $0.3 million for estimated workers' compensation claims incurred but not reported. At December 31, 2019, other current liabilities primarily included $2.2 million for services received for which we have not received an invoice, $0.6 million for insurance premium financing payables, $0.3 million for accrued subcontractor fees, and $0.3 million for estimated workers' compensation claims incurred but not reported.

(g)	New Accounting Pronouncements
In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurements", which eliminates, adds or modifies certain disclosure requirements for fair value measurements. Entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. The Company adopted this pronouncement on January 1, 2020, noting no impact to the consolidated financial statements as the amounts subject to Level 3 fair value measurements are not material.
In June 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-13, "Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments" as modified by subsequently issued ASU's 2018-19, 2019-04, 2019-05 and 2019-11. This ASU requires estimating all expected credit losses for certain types of financial instruments, including trade receivables, held at the reporting date based on historical experience, current conditions and reasonable and supportable forecasts. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 with early adoption permitted, for public entities, except for Smaller Reporting Companies. This ASU is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 31, 2022. The Company is evaluating the effect of the adoption of this pronouncement.

2. Property, Equipment, and Leasehold Improvements
Property, equipment, and leasehold improvements consist of the following at March 31, 2020 and December 31, 2019 (in thousands):

	March 31, 2020	December 31, 2019
Land	$1,943	$1,943
Building and leasehold improvements	8,146	8,124
Furniture and equipment	6,257	6,257
Computer hardware and software	80,117	79,066
	96,463	95,390
Less accumulated depreciation and amortization	(78,102)	(76,621)
Property, equipment and leasehold improvements, net	$18,361	$18,769
Depreciation expense of property, equipment and leasehold improvements was $1.5 million and $2.3 million for the three months ended March 31, 2020 and 2019, respectively.
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
On March 21, 2019, we entered into Amendment No. 3 to the Credit Agreement to, among other things, relieve the Borrower from its obligation to comply with the financial covenants in the Credit Agreement until the quarter ending June 30, 2020. As of September 30, 2019, the Company has borrowed all of the $25 million available as Additional Term Loans.
As of March 31, 2020, $63.5 million was outstanding under the Credit Agreement.
We have the option to extend the maturity of the Loans for two additional one-year periods, subject to the satisfaction of customary conditions.  The Loans bear interest at the one-month LIBOR rate (subject to a 1% per annum floor) plus a margin which may vary from 5.5% per annum to 10.0% per annum based on our total debt to EBITDA ratio. Our annual interest rate at March 31, 2020 was 11.0% and 11.8%at December 31, 2019. We are required to pay 5% of the original principal balance of the Loans annually in quarterly installments and to make mandatory prepayments of the Loans with a percentage of our excess cash flow which may vary between 75% and 0% depending on our total debt to EBITDA ratio and from the net cash proceeds of certain asset dispositions and debt not otherwise permitted under the Credit Agreement, in each case, subject to the lender's right to decline to receive such payments.

The Credit Agreement contains certain restrictive financial covenants which are not effective until the quarter ending June 30, 2020, at which point, we will be required to (1) achieve a minimum fixed charge coverage ratio of 1.0 through December 31, 2020 and 1.25 to 1.0 through June 30, 2022 if the maturity date of the Loans is extended until the fifth anniversary of the Closing Date and (2) maintain a maximum total debt to EBITDA ratio of 6.00 to 1.00. The Credit Agreement also contains covenants that restrict the Company's and its subsidiaries’ ability to incur certain types or amounts of indebtedness, incur liens on certain assets, make material changes in corporate structure or the nature of its business, dispose of material assets, engage in a change in control transaction, make certain foreign investments, enter into certain restrictive agreements, or engage in certain transactions with affiliates. The Credit Agreement also contains various customary events of default, including with respect to change of control of the Company or its ownership of the Borrower.
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

Outstanding debt obligations are as follows (in thousands):

March 31, 2020
Principal amount	$63,450
Less: unamortized discount and debt issuance costs	(2,049)
Notes payable less unamortized discount and debt issuance costs	61,401
Less: current maturities, net of unamortized discount and debt issuance costs	(3,339)
Long-term notes payable, net of current maturities and unamortized discount and debt issuance costs	$58,062
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
Operating lease expense was $0.8 million and $0.8 million for the three months ended March 31, 2020 and 2019, respectively. Supplemental cash flow and other information related to operating leases was as follows:

	March 31, 2020	March 31, 2019
Weighted Average Remaining Lease Term (in years)	3.3	4.5
Weighted Average Discount Rate	6.3%	6.4%
Cash paid for amounts included in the measurement of operating lease liabilities	$0.8 million	$0.9 million
The following is a schedule, by years, of maturities of lease liabilities as of March 31, 2020 (in thousands):

Year Ending December 31,	Amount
Remainder of 2020	2,375
2021	2,313
2022	1,690
2023	569
2024	579
Thereafter	397
Total undiscounted cash flows	$7,923
Less imputed interest	$(841)
Present value of lease liabilities	$7,082

5. Stock-based Compensation
(a) Stock Options
Total stock-based compensation expense charged as salaries and benefits expense in the consolidated statements of operations was $0.7 million and $0.5 million for the three months ended March 31, 2020 and 2019, respectively.
The following table sets forth a summary of the Company's stock option activity for the three months ended March 31, 2020:

	Outstanding Options	Weighted average exercise price per share	Weighted average remaining contractual life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	1,991,166	$10.06	2.89	$—
Granted	—	—
Forfeited	(141,105)	7.55
Exercised	—	—
Outstanding at March 31, 2020	1,850,061	$10.25	2.70	$—
Vested and exercisable at March 31, 2020	1,850,061	$10.25	2.70	$—

The Company recognizes share-based compensation costs as expense on a straight-line basis over the option vesting period, which generally is four years.
(b) Restricted Stock Units and Performance Stock Units
The following table summarizes restricted stock unit and performance stock unit activity for the three months ended March 31, 2020:

	Number of Awards	Weighted average grant date fair value per share
Outstanding at December 31, 2019	3,254,254	$2.12
Granted	55,000	1.07
Forfeited	(52,375)	2.23
Vested and converted to shares, net of units withheld for taxes	(122,529)	1.72
Units withheld for taxes	(73,346)	1.72
Outstanding at March 31, 2020	3,061,004	$2.13
Expected to vest at March 31, 2020	2,730,719	$2.13
Restricted stock units and performance stock units granted under the Performant Financial Corporation Amended and Restated 2012 Stock Incentive Plan generally vest over periods ranging from one to four years.
6. Income Taxes
Our effective income tax rate changed to 24% for the three months ended March 31, 2020 from (2)% for the three months ended March 31, 2019. The change in the effective tax rate is primarily driven by the net operating loss (“NOL”) carryback benefit recorded as a result of the newly enacted provisions of the CARES Act for the three months ended March 31, 2020.
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

On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. This modification significantly impacts the Company by allowing for the carryback of 2018 and 2019 NOL to tax years 2013 and 2014, respectively. These NOL carryforwards had been represented in the December 31, 2019 financial statements by deferred tax assets (“DTA”) for which a valuation allowance had been recorded as the Company did not expect that these DTA would be more likely than not realizable in future periods. As a result of carrying back the NOL, the Company is recognizing an income tax benefit of $3.9 million associated with these previously unrecognized DTA in the three months ended March 31, 2020.
7. Loss per Share
For the three months ended March 31, 2020 and 2019, basic loss per share is calculated by dividing net loss by the sum of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of common stock and dilutive common share equivalents outstanding during the period. Common share equivalents consist of stock options, restricted stock units, performance stock units, and warrants. When there is a loss in the period, dilutive common share equivalents are excluded from the calculation of diluted earnings per share, as their effect would be anti-dilutive. For example, for the three months ended March 31, 2020 and 2019, respectively, diluted weighted average shares outstanding are the same as basic average shares outstanding. When there is net income in the period, the Company excludes stock options, restricted stock units, performance stock units and warrants from the calculation of diluted earnings per share when their combined exercise price and unamortized fair value exceeds the average market price of the Company's common stock because their effect would be anti-dilutive.
The following table reconciles the basic to diluted weighted average shares outstanding using the treasury stock method (shares in thousands):

	Three Months Ended March 31,
	2020	2019
Weighted average shares outstanding – basic	53,943	53,059
Dilutive effect of stock options	—	—
Weighted average shares outstanding – diluted	53,943	53,059
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
You should read the following discussion in conjunction with our consolidated financial statements (unaudited) and related notes included elsewhere in this report. This report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” under Item 1A of Part II of this report. In light of these risks, uncertainties and assumptions, the forward-looking events and trends discussed in this report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Forward-looking statements include, but are not limited to, statements about: the impact of COVID-19 on our business and operations, opportunities and expectations for growth in the student lending, healthcare and other markets; anticipated trends and challenges in our business and competition in the markets in which we operate; our client relationships and our ability to maintain such client relationships; our ability to generate sufficient cash flows to fund our ongoing operations and other liquidity needs; our ability to maintain compliance with the covenants in our debt agreements; our ability to generate revenue following long implementation periods associated with new customer contracts; the adaptability of our technology platform to new markets and processes; our ability to invest in and utilize our data and analytics capabilities to expand our capabilities; our growth strategy of expanding in our existing markets and considering strategic alliances or acquisitions; maintaining, protecting and enhancing our intellectual property; our expectations regarding future expenses; expected future financial performance; and our ability to comply with and adapt to industry regulations and compliance demands. The forward-looking statements in this report speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
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
COVID-19 Pandemic
On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The COVID-19 pandemic has become widespread in the United States, including the areas in which the Company conducts its business operations. State and local governments in places where our primary offices are located, as well as certain of our clients, have enacted stay-at-home orders as well as restrictions to travel and business activities, all of which have had a significant negative impact on our business as well as global economic conditions.

We took proactive actions early on to protect the health of our employees and their families, including limiting the number of people permitted to be present in any particular meeting, curtailing business travel, and encouraging videoconferencing whenever possible. In addition, as the COVID-19 pandemic worsened throughout March and into April 2020, we required almost all personnel to work remotely and we restricted access to our sites to personnel who are required to perform critical business continuity activities.

While we currently believe we have taken steps that will allow us to function in a virtual or remote fashion as a result of the COVID-19 pandemic, the extent of the COVID-19 pandemic’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, additional protective measures implemented by governmental authorities or by us to protect our employees, and effects of the pandemic and such protective measures on our clients, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. As a result, it is not currently possible to ascertain or predict the overall long-term impact of the COVID-19 pandemic on our business. To date, certain of our customers, including federal and state governments, have chosen to delay the recovery and audit services that we provide, which may have a material negative impact on our revenues and results of operations. For example, pursuant to the terms of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted in March 2020, the U.S. Federal government suspended payments, ceased accruing interest, and stopped involuntary collections of payments (e.g., wage garnishments) for student loans owned by the Department of Education through September 30, 2020. To date, we have furloughed over 500 employees in our recovery business in response to the suspension of certain of our customer contracts. In addition, as a large portion of our employees continue to be subject to shelter-in-place or other quarantine orders, which may result in the complete or partial closure of one or more of our recovery call centers or other disruptions in our ongoing business operations. If the COVID-19 pandemic continues to increase in severity or if overall global or localized economic activity continues to contract for any appreciable length of time, it will continue to have a material adverse effect on our business, results of operations, financial condition and cash flows.
Our healthcare business has not experienced, and is not currently expected to experience, a similar level of impact as the recovery business due to the fact that only two healthcare customers have been impacted by congressional regulations to date. While a few healthcare customers placed short term pauses on audit activities, we have continued to see growth and expansion in other healthcare offerings.

There continues to be significant uncertainty around the breadth and duration of business disruptions related to COVID-19 pandemic, as well as its impact on the U.S. economy, the ongoing business operations of our clients or our results of operations and financial condition. While our management team is actively monitoring the impacts of the COVID-19 pandemic and may take further actions altering our business operations that we determine are in the best interests of our employees and clients or as required by federal, state, or local authorities, the full impact of the COVID-19 pandemic on our results of operations, financial condition, or liquidity for fiscal year 2020 and beyond cannot be estimated at this point. The following discussions are subject to the future effects of the COVID-19 outbreak on our ongoing business operations.

Sources of Revenues
We derive our revenues from services for clients in a variety of different markets. These markets include our two largest markets, healthcare and student lending, as well as our other markets which include but are not limited to outsourced call center services, delinquent state and federal taxes and federal treasury and other receivables.

	Three Months Ended March 31,
	2020	2019 (2)
	(in thousands)
Healthcare	17,524	9,020
Recovery (1)	24,265	21,375
Customer Care / Outsourced Services	4,099	4,481
Total Revenues	$45,888	$34,876

(1)	Represents student lending, state and municipal tax authorities, IRS and Department of Treasury markets, select financial institutions, as well as Premiere Credit of North America.

(2)	Revenue amounts by category for the first quarter of 2019 have been revised to conform to the 2020 presentation format adopted in the second quarter of 2019.

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
For our commercial healthcare business, our business strategy is focused on utilizing our technology-enabled services platform to provide audit, third-party liability recovery and analytical services for private healthcare payers. Revenues from our commercial healthcare clients were $6.5 million for the three months ended March 31, 2020 compared to revenues of $3.1 million that we earned from our commercial healthcare clients during the three months ended March 31, 2019.
On October 5, 2017, we announced that we were awarded the MSP CRC contract by the CMS. Under this agreement, we are responsible for identifying and recovering payments in situations where Medicare should not be the primary payer of healthcare claims because a beneficiary has other forms of insurance coverage, such as through an employer group health plan or certain other payers.
On October 26, 2016, CMS awarded two new RAC contracts, for audit Regions 1 and 5. The RAC contract award for Region 1 allows us to continue our audit of payments under Medicare’s Part A and Part B for all provider types other than DMEPOS and home health and hospice within an 11 state region in the Northeast and Midwest. The Region 5 RAC contract provides for the post-payment review of DMEPOS and home health and hospice claims nationally. While audit and recovery activity under these contracts commenced in April 2017, the scope of audit permitted by CMS has been limited to 0.5% of claims.
Healthcare providers have the right to appeal a claim and may pursue additional appeals if the initial appeal is found in favor of the healthcare providers. In addition, healthcare providers or other insurers may dispute our findings regarding Medicare not being the primary payer of healthcare claims. Our total estimated liability for appeals and disputes was $1.2 million and $1.0 million as of March 31, 2020 and December 31, 2019, respectively. This represents our best estimate of the amount probable of being refunded to our healthcare clients following successful appeals of claims for which commissions were previously collected.
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
An important metric in evaluating our student lending business is Placement Volume. Our Placement Volume represents the dollar volume of defaulted student loans first placed with us during the specified period by public and private clients for recovery. Placement Volume allows us to measure and track trends in the amount of inventory our clients in the student lending market are placing with us during any period. The revenues associated with the recovery of a portion of these loans may be recognized in subsequent accounting periods, which assists management in estimating future revenues and in allocating resources necessary to address current Placement Volumes. As a result of the Department of Education’s termination of our January 2018 contract and its last procurement in its entirety, all of our Placement Volume is currently coming from GAs. For the three months ended March 31, 2020 and 2019, the placement volume was $189.2 million, and $1.1 billion, respectively.
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
Costs Associated with Commencing New Contracts

When we obtain an engagement with a new client or a new contract with an existing client, it typically takes a long period of time to plan our services in detail, which includes integrating our technology, processes and resources with the client’s operations and hiring new employees, before we receive any revenues from the new client or new contract. Our clients may also experience delays in obtaining approvals or managing protests from unsuccessful bidders, such as the lengthy protests on the most recent contract procurement from the Department of Education, or delays associated with system implementations, such as the delays experienced with the implementation of our first RAC contract with CMS. If we are not able to pay the upfront expenses out of cash from operations or availability of borrowings under our lending arrangements, we may scale back our operations or alter our business plans, either of which could prevent of us from earning future revenues under any such new client or new contract engagements.

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
Critical Accounting Policies
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period-to-period. Accordingly, actual results could differ significantly from the estimates made by our management. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe that the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant areas involving management’s judgments and estimates.

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
Per the quantitative goodwill test, goodwill is considered impaired if the carrying value of the Company, as one reporting unit, exceeds its fair value. The amount of impairment loss is measured as the difference between the carrying value and the fair value of the reporting unit. Impairment testing is based upon the best information available including estimates of fair value which incorporate assumptions marketplace participants would use in making their estimates of fair value. Significant assumptions and estimates are required, including, but not limited to, our market capitalization, projecting future cash flows and other assumptions, to estimate the fair value of the reporting unit including goodwill. Although we believe the assumptions and estimates made are reasonable and appropriate, different assumptions and estimates could materially impact the amount of impairment.

We recorded an impairment to goodwill of $19.0 million as of March 31, 2020. This is mainly due to the decrease in our stock price and associated market capitalization. There has been significant negative impact to the global economy and the public securities markets as a result of the COVID-19 pandemic. As a result, our goodwill is at elevated risk of additional impairment should there be further decline in our stock price and associated market capitalization, which may result in potentially material non-cash charge to our earnings.
Recent Accounting Pronouncements
See "New Accounting Pronouncements" in Note 1(g) of the Consolidated Financial Statements included in Part I - Item 1 of this report.
Results of Operations
Three Months Ended March 31, 2020 compared to the Three Months Ended March 31, 2019
The following table represents our historical operating results for the periods presented:

	Three Months Ended March 31,
	2020	2019	$ Change	% Change
	(in thousands)
Consolidated Statement of Operations Data:
Revenues	$45,888	$34,876	$11,012	32%
Operating expenses:
Salaries and benefits	28,805	29,116	311	1%
Other operating expenses	12,220	12,953	733	6%
Impairment of goodwill	19,000	—	(19,000)	—
Total operating expenses	60,025	42,069	(17,956)	(43)%
Loss from operations	(14,137)	(7,193)	(6,944)	(97)%
Interest expense	(2,227)	(1,136)	(1,091)	(96)%
Interest income	6	11	(5)	(45)%
Loss before provision for (benefit from) income taxes	(16,358)	(8,318)	(8,040)	(97)%
Provision for (benefit from) income taxes	(3,874)	171	4,045	2,365%
Net loss	$(12,484)	$(8,489)	$(3,995)	(47)%

Revenues
Total revenues were $45.9 million for the three months ended March 31, 2020, an increase of approximately 32%, compared to revenues of $34.9 million for the three months ended March 31, 2019.
Healthcare revenues were $17.5 million for the three months ended March 31, 2020, representing an increase of $8.5 million, or 94%, compared to the three months ended March 31, 2019. This increase in healthcare revenues is primarily attributable to a $5.2 million increase in revenues earned under our CMS RAC and MSP CRC contracts, and a $3.3 million increase in revenues attributable to our commercial healthcare clients during the quarter.
Recovery revenues were $24.3 million for the three months ended March 31, 2020, representing an increase of $2.9 million, or 14%, compared to the three months ended March 31, 2019. The increase was primarily the result of higher revenues earned under our IRS contract.
Customer Care / Outsourced Services revenues were $4.1 million for the three months ended March 31, 2020, representing a slight decrease of $0.4 million, or 9%, compared to the three months ended March 31, 2019.
Salaries and Benefits
Salaries and benefits expense was $28.8 million for the three months ended March 31, 2020, a decrease of $0.3 million, or 1%, compared to salaries and benefits expense of $29.1 million for the three months ended March 31, 2019. The decrease in salaries and benefits expense was primarily driven by lower headcount.
Other Operating Expenses
Other operating expenses were $12.2 million for the three months ended March 31, 2020, compared to other operating expenses of $13.0 million for the three months ended March 31, 2019. The decrease in other operating expenses was primarily due to lower third-party subcontracting expenses.
Impairment of Goodwill
Impairment of goodwill was $19.0 million for the three months ended March 31, 2020, compared to none for the three months ended March 31, 2019. The impairment was due to a non-cash charge of $19.0 million recognized related to goodwill, due to the decrease in our stock price and associated market capitalization.
Loss from Operations
As a result of the factors described above, loss from operations was $14.1 million for the three months ended March 31, 2020, compared to loss from operations of $7.2 million for the three months ended March 31, 2019, representing an increased loss of $6.9 million.
Interest Expense
Interest expense was $2.2 million for the three months ended March 31, 2020, compared to $1.1 million for the three months ended March 31, 2019. Interest expense increased by approximately $1.1 million or 96% for the three months ended March 31, 2020, due to a higher outstanding loan balance as a result of additional term loan borrowings, and a higher interest rate in 2020 compared to 2019.
Income Taxes
We recognized an income tax benefit of $3.9 million for the three months ended March 31, 2020, compared to an income tax expense of $0.2 million for the three months ended March 31, 2019. Our effective income tax rate changed to 24% for the three months ended March 31, 2020, from (2)% for the three months ended March 31, 2019. The change in the effective tax rate is primarily driven by the net operating loss (“NOL”) carryback benefit recorded as a result of the newly enacted provisions of the CARES Act for the three months ended March 31, 2020,

On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. This modification significantly impacts the Company by allowing for the carryback of 2018 and 2019 NOL to tax years 2013 and 2014, respectively. These NOL carryforwards had been represented in the December 31, 2019 financial statements by deferred tax assets (“DTA”) for which a valuation allowance had been recorded as the Company did not expect that these DTA would be more likely than not realizable in future periods. As a result of carrying back the NOL, the Company is recognizing an income tax benefit of $3.9 million associated with these previously unrecognized DTA in the three months ended March 31, 2020.

Net Loss
As a result of the factors described above, net loss was $12.5 million for the three months ended March 31, 2020, which represented an increase of $4.0 million, or 47% compared to net loss of $8.5 million for the three months ended March 31, 2019.

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

Because of these limitations, you should consider adjusted EBITDA and adjusted net income alongside other financial performance measures, including net income and our other U.S. GAAP results. The following tables present a reconciliation of adjusted EBITDA and adjusted net income for each of the periods indicated:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Adjusted EBITDA:
Net loss	$(12,484)	$(8,489)
Provision for (benefit from) income taxes	(3,874)	171
Interest expense (1)	2,227	1,136
Interest income	(6)	(11)
Depreciation and amortization	1,540	2,312
Impairment of goodwill (5)	19,000	—
Stock-based compensation	691	499
Adjusted EBITDA	$7,094	$(4,382)

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Adjusted Net Income (Loss):
Net loss	$(12,484)	$(8,489)
Stock-based compensation	691	499
Amortization of intangibles (2)	59	59
Impairment of goodwill (5)	19,000	—
Deferred financing amortization costs (3)	382	232
Tax adjustments (4)	(5,536)	(217)
Adjusted Net Income (Loss)	$2,112	$(7,916)

	Three Months Ended March 31,
	2020	2019
Adjusted Net Income (Loss) Per Diluted Share:
Net loss	$(12,484)	$(8,489)
Plus: Adjustment items per reconciliation of adjusted net (loss) income	14,596	573
Adjusted net income (loss)	2,112	(7,916)
Adjusted Loss Per Diluted Share	$0.04	$(0.15)
Diluted avg shares outstanding (6)	54,166	53,059

(1)	Represents interest expense and amortization of issuance costs related to the refinancing of our indebtedness.

(2)	Represents amortization of intangibles related to the acquisition of Performant by an affiliate of Parthenon Capital Partners in 2004.

(3)	Represents amortization of capitalized financing costs related to our Credit Agreement.

(4)	Represents tax adjustments assuming a marginal tax rate of 27.5% at full profitability.

(5)	Represents a noncash goodwill impairment charge in 2020 mainly due to the decrease of our market capitalization.

(6)
While Net income (loss) for the three months ended March 31, 2020 reflects a net loss of ($12,484), the computation of adjusted net income results in adjusted net income of $2,112. Therefore, the calculation of the adjusted earnings per diluted share for the three months ended March 31, 2020 includes dilutive common share equivalents of 223 added to the basic weighted average shares of 53,943.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, and cash and cash equivalents on hand. Cash and cash equivalents, which includes restricted cash and consists primarily of cash on deposit with banks, totaled $10.2 million as of March 31, 2020, compared to $6.0 million as of March 31, 2019. The $5.2 million increase in the balance of our cash and cash equivalents from December 31, 2019 to March 31, 2020, was primarily due to $7.2 million provided by operating activities, offset by $1.1 million used in investing activities and $0.9 million repayment of notes payable.
Our ability to fund our business plans, capital expenditures and to fund our other liquidity needs depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control and the availability of borrowings under our existing lending facility. Following our $5 million Additional Term Loan draw on September 25, 2019, we no longer have any remaining borrowing capacity under our existing Credit Agreement. Our current financial projections show that we expect to be able to maintain a level of cash flows from operating activities sufficient to permit us to fund our ongoing and planned business operations and to fund our other liquidity needs. If, however, we are required to obtain additional borrowings to fund our ongoing or future business operations, there can be no assurance that we will be successful in obtaining such additional borrowings or upon terms that are acceptable to us. The recent COVID-19 pandemic has led certain of our customers to delay the recovery and audit services that we provide as a result of the economic hardships that may be faced by a large portion of the population, which may have a material negative impact on our cash flow from operations. For example, pursuant to the terms of the CARES Act enacted in March 2020, the U.S. Federal government suspended payments, ceased accruing interest, and stopped involuntary collections of payments (e.g., wage garnishments) for student loans owned by the Department of Education through September 30, 2020. Further, a prolonged period of generating lower cash flows from operations as a result of the COVID-19 pandemic could adversely affect our financial condition and the achievement of our strategic objectives. Conditions in the financial and credit markets may also limit the availability of funding or increase the cost of funding, which could adversely affect our business, financial position and results of operations.
While we believe our financial projections are attainable, considering the impact of COVID-19, there can be no assurances that our financial results will be recognized in a time frame necessary to meet our ongoing cash requirements. If our cash flows and capital resources are insufficient to fund our planned business operations or to fund our other liquidity needs, we may need to reduce or delay capital expenditures, alter our business plans, curtail the services we provide to our current or future clients, execute additional reductions in workforce (both through furloughs and layoffs), sell assets or operations, seek additional capital, restructure or refinance our indebtedness, any of which could have an adverse effect on our financial condition and results of operations.
Our Credit Agreement contains, and any agreements to refinance our debt likely will contain, certain financial covenants, including the maintenance of minimum fixed charge coverage ratio and total debt to EBITDA ratio, as well as restrictive covenants that require us to limit our ability to incur additional debt, including to finance future operations or other capital needs, and to engage in other activities that we may believe are in our long-term best interests, including to dispose of or acquire assets. Our failure to comply with these financial covenants or the restrictive covenants may result in an event of default, which, if not cured or waived, could accelerate the maturity of our indebtedness or result in modifications to our credit terms. If our indebtedness is accelerated, we may not have sufficient cash resources to satisfy our debt obligations and we may not be able to continue our operations as planned.
Cash flows from operating activities
Cash provided by operating activities was $7.2 million for the three months ended March 31, 2020, compared to cash used in operating activities of $0.4 million for the same period in 2019. The cash provided by operating activities as of March 31, 2020, is primarily a result of our income from operations of $4.9 million, excluding the noncash impairment to goodwill of $19.0 million.

Cash flows from investing activities
Cash used in investing activities of $1.1 million for the three months ended March 31, 2020 was mainly for capital expenditures related to information technology, data storage, hardware, telecommunication systems and security enhancements to our information technology systems. Cash used in investing activities for similar purposes in the three months ended March 31, 2019 was $1.5 million.
Cash flows from financing activities
Cash used in financing activities of $0.9 million for the three months ended March 31, 2020 was primarily attributable to $0.9 million in repayments of long-term debt during the same period. Cash used in financing activities in the three months ended March 31, 2019 was $0.1 million primarily attributable to taxes paid related to net share settlement of stock awards.
Restricted Cash
As of March 31, 2020, restricted cash included in current assets on our consolidated balance sheet was $1.6 million.
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
As of March 31, 2020, $63.5 million was outstanding under the Credit Agreement.
We have the option to extend the maturity of the Loans for two additional one-year periods, subject to the satisfaction of customary conditions. The Loans bear interest at the one-month LIBOR rate (subject to a 1% per annum floor) plus a margin which may vary from 5.5% per annum to 10.0% per annum based on our total debt to EBITDA ratio. Our annual interest rate at March 31, 2020 was 11.0%, and 11.8% at December 31, 2019. We are required to pay 5% of the original principal balance of the Loans annually in quarterly installments and to make mandatory prepayments of the Loans with a percentage of our excess cash flow which may vary between 75% and 0% depending on our total debt to EBITDA ratio and from the net cash proceeds of certain asset dispositions and debt not otherwise permitted under the Credit Agreement, in each case, subject to the lender's right to decline to receive such payments.
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
Management, with the participation of our Chief Executive Officer and our Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were functioning effectively at the reasonable assurance level as of March 31, 2020.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended March 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to Our Business
The novel coronavirus (COVID-19) pandemic has had, and will likely continue to have, a material adverse impact on our business, results of operations and financial condition, as well as on the operations and financial performance of many of our customers. We are unable to predict the extent to which the COVID-19 pandemic and related impacts will continue to adversely impact our business, results of operations and financial condition.

Our business and the businesses of our customers have been materially and adversely affected by the impact of the COVID-19 pandemic that has caused, and is expected to continue to cause, the global slowdown in economic activity. Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences are uncertain, rapidly changing and difficult to predict, the impact on our operations and financial performance, as well as its impact on our ability to successfully execute our business strategies and initiatives, remains uncertain and difficult to predict. Further, the ultimate impact of the COVID-19 pandemic on our operations and financial performance depends on many factors that are not within our control, including, but not limited, to: governmental and business actions that have been and continue to be taken in response to the pandemic; the impact of the COVID-19 pandemic and actions taken in response on global and regional economies and economic activity; the availability of federal, state or local funding programs; general economic uncertainty and financial market volatility; global economic conditions and levels of economic growth; and the pace of recovery when the COVID-19 pandemic subsides.

Given the economic hardships that may be faced by a large portion of the population as a result of the COVID-19 pandemic, certain of our customers have chosen to delay the recovery and audit services that we provide, and additional customers may choose to similarly delay the audit and recovery services that we provide, either of which could have a material negative impact on our revenues and results of operations. For example, pursuant to the terms of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted in March 2020, the U.S. federal government suspended payments, ceased accruing interest, and stopped involuntary collections of payments (e.g., wage garnishments) for student loans owned by the Department of Education through September 30, 2020. To date, we have furloughed over 500 employees in our recovery business in response to the suspension of certain of our customer contracts.

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

Our ability to make scheduled payments under our Credit Agreement and to fund our other liquidity needs depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control, such as the recent global economic downturn as the result of the COVID-19 pandemic. We cannot make assurances that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness and to fund our other liquidity needs. If our cash flows and capital resources are insufficient to fund our debt service obligations and allow us to maintain compliance with the covenants under our Credit Agreement or to fund our other liquidity needs, we may be forced to reduce or delay capital expenditures, alter our business plans, curtail the services we provide to our current or future clients, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot ensure that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements, including our Credit Agreement with ECMC. If we cannot make scheduled payments on our debt or remain in compliance with our covenants, we will be in default and, as a result, our debt holders could declare all outstanding principal and interest to be due and payable, and foreclose against the assets securing our borrowings and we could be forced into bankruptcy or liquidation.

Our Credit Agreement contains, and any agreements to refinance our debt likely will contain, certain financial covenants, including the maintenance of minimum fixed charge coverage ratio and total debt to EBITDA ratio, and restrictive covenants that limit our ability to incur additional debt, including to finance future operations or other capital needs, and to engage in other activities that we may believe are in our long-term best interests, including to dispose of or acquire assets. Our failure to comply with these covenants may result in an event of default, which, if not cured or waived, could accelerate the maturity of our indebtedness or result in modifications to our credit terms. If our indebtedness is accelerated, we may not have sufficient cash resources to satisfy our debt obligations and we may not be able to continue our operations as planned.

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

We operate in very competitive markets and in providing our services to the student loan and healthcare markets, we face competition from many other companies. Initially, we compete with these companies to be one of typically several firms engaged to provide recovery and audit services to a particular client and, if we are successful in being engaged, we then face continuing competition from the client’s other retained firms based on the client’s benchmarking of the recovery rates of its several vendors. In addition, those recovery and audit vendors who produce the highest recovery or audit rates from a client often will be allocated additional placements and, in some cases, additional success fees. Accordingly, maintaining high levels of recovery and audit performance, and doing so in a cost-effective manner, are important factors in our ability to maintain and grow our revenues and net income and the failure to achieve these objectives could harm our business, financial condition and results of operations. Some of our current and potential competitors in the markets in which we operate may have greater financial, marketing, technological or other resources than we do. The ability of any of our competitors and potential competitors to adopt new and effective technology to better serve our markets may allow them to gain market strength. Increasing levels of competition in the future may result in lower recovery or audit fees, lower volumes of contracted recovery or audit services or higher costs for resources. Any inability to compete effectively in the markets that we serve could adversely affect our business, financial condition and results of operations.

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

Parthenon Capital Partners, Prescott Group Management, LLC, Invesco Ltd., and Mill Road Capital Management LLC beneficially owned approximately 25.0%, 23.2%, 19.0%, and 6.4% of our common stock, respectively, as of March 31, 2020. As a result of their ownership, Parthenon Capital Partners, Prescott Group Management, LLC, Invesco Ltd., and Mill Road Capital Management LLC have the ability to influence the outcome of matters submitted to a vote of stockholders and, through our board of directors, the ability to influence decision making with respect to our business direction and policies. Parthenon Capital Partners, Prescott Group Management, LLC, Invesco Ltd., and Mill Road Capital Management LLC may have interests different from our other stockholders’ interests and may vote in a manner adverse to those interests. Matters over which Parthenon Capital Partners, Prescott Group Management, LLC, Invesco Ltd., and Mill Road Capital Management LLC can, directly or indirectly, exercise influence include:

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

PERFORMANT FINANCIAL CORPORATION
Date:	May 28, 2020
		By:	/s/ Lisa Im
Lisa Im

Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Ian Johnston
Ian Johnston

Vice President and Chief Accounting Officer