Form 10-Q
period 2020-06-30
Performant Financial Corp
filed 2020-08-12
CIK 1550695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
The number of shares of Common Stock outstanding as of August 11, 2020 was 54,711,484.

PERFORMANT FINANCIAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2020
INDEX

i

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,211	$3,373
Restricted cash	1,622	1,622
Trade accounts receivable, net of allowance for doubtful accounts of $518 and $237, respectively	20,593	27,170
Contract assets	977	1,339
Prepaid expenses and other current assets	3,220	3,329
Income tax receivable	2,024	164
Total current assets	43,647	36,997
Property, equipment, and leasehold improvements, net	18,010	18,769
Identifiable intangible assets, net	807	925
Goodwill	47,372	74,372
Right-of-use assets	5,559	6,834
Other assets	1,155	975
Total assets	$116,550	$138,872
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of notes payable to related party, net of unamortized debt issuance costs of $91 and $130, respectively	$3,359	$3,320
Accrued salaries and benefits	4,416	6,126
Accounts payable	1,397	2,532
Other current liabilities	2,423	3,576
Deferred revenue	1,062	83
Estimated liability for appeals and disputes	1,215	1,018
Lease liabilities	2,609	2,775
Total current liabilities	16,481	19,430
Notes payable to related party, net of current portion and unamortized debt issuance costs of $1,576 and $2,301, respectively	57,561	58,562
Deferred income taxes	35	35
Earnout payable	375	475
Lease liabilities	4,024	4,984
Other liabilities	3,041	1,761
Total liabilities	81,517	85,247
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized, 500,000 shares at June 30, 2020 and December 31, 2019 respectively; issued and outstanding 54,462 and 53,900 shares at June 30, 2020 and December 31, 2019, respectively	5	5
Additional paid-in capital	81,680	80,589
Accumulated deficit	(46,652)	(26,969)
Total stockholders’ equity	35,033	53,625
Total liabilities and stockholders’ equity	$116,550	$138,872
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$33,785	$35,830	$79,673	$70,706
Operating expenses:
Salaries and benefits	22,166	28,929	50,971	58,045
Other operating expenses	9,042	11,211	21,262	24,164
Impairment of goodwill	8,000	—	27,000	—
Total operating expenses	39,208	40,140	99,233	82,209
Loss from operations	(5,423)	(4,310)	(19,560)	(11,503)
Interest expense	(2,031)	(1,958)	(4,258)	(3,094)
Interest income	6	11	12	22
Loss before provision for (benefit from) income taxes	(7,448)	(6,257)	(23,806)	(14,575)
Provision for (benefit from) income taxes	(249)	142	(4,123)	313
Net loss	$(7,199)	$(6,399)	$(19,683)	$(14,888)
Net loss per share
Basic	$(0.13)	$(0.12)	$(0.36)	$(0.28)
Diluted	$(0.13)	$(0.12)	$(0.36)	$(0.28)
Weighted average shares
Basic	54,267	53,367	54,105	53,214
Diluted	54,267	53,367	54,105	53,214
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity
(In thousands)
(Unaudited)

	Three Months Ended June 30, 2020					Three Months Ended June 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount				Shares	Amount
Balances at beginning of period	54,022	$5	$81,196	$(39,453)	41,748	53,146	$5	$77,747	$(8,638)	$69,114
Common stock issued under stock plans, net of shares withheld for employee taxes	440	—	(165)	—	(165)	502	—	(289)	—	(289)
Stock-based compensation expense	—	—	649	—	649	—	—	719	—	719
Recognition of warrant issued in debt financing	—	—	—	—	—	—	—	803	—	803
Net loss	—	—	—	(7,199)	(7,199)	—	—	—	(6,399)	(6,399)
Balances at end of period	54,462	$5	$81,680	$(46,652)	$35,033	53,648	$5	$78,980	$(15,037)	$63,948

	Six Months Ended June 30, 2020					Six Months Ended June 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount				Shares	Amount
Balances at beginning of period	53,900	$5	$80,589	$(26,969)	$53,625	52,999	$5	$77,370	$(149)	$77,226
Common stock issued under stock plans, net of shares withheld for employee taxes	562	—	(249)	—	(249)	649	—	(411)	—	(411)
Stock-based compensation expense	—	—	1,340	—	1,340	—	—	1,218	—	1,218
Recognition of warrant issued in debt financing	—	—	—	—	—	—	—	803	—	803
Net loss	—	—	—	(19,683)	(19,683)	—	—	—	(14,888)	(14,888)
Balances at end of period	54,462	$5	$81,680	$(46,652)	$35,033	53,648	$5	$78,980	$(15,037)	$63,948
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(19,683)	$(14,888)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on disposal of assets	25	—
Impairment of goodwill	27,000	—
Depreciation and amortization	2,795	4,557
Right-of-use assets amortization	1,275	1,335
Deferred income taxes	—	31
Stock-based compensation	1,340	1,218
Interest expense from debt issuance costs	763	543
Earnout mark-to-market	(162)	(912)
Changes in operating assets and liabilities:
Trade accounts receivable	6,577	2,217
Contract assets	362	—
Prepaid expenses and other current assets	109	(624)
Income tax receivable	(1,860)	179
Other assets	(180)	(24)
Accrued salaries and benefits	(1,710)	(281)
Accounts payable	(1,135)	556
Deferred revenue and other current liabilities	(112)	(341)
Estimated liability for appeals and disputes	197	105
Lease liabilities	(1,126)	(1,443)
Other liabilities	1,279	117
Net cash provided by (used in) operating activities	15,754	(7,655)
Cash flows from investing activities:
Purchase of property, equipment, and leasehold improvements	(1,943)	(3,062)
Net cash used in investing activities	(1,943)	(3,062)
Cash flows from financing activities:
Repayment of notes payable	(1,725)	(1,150)
Debt issuance costs paid	—	(25)
Taxes paid related to net share settlement of stock awards	(248)	(445)
Proceeds from exercise of stock options	—	34
Borrowings from notes payable	—	11,000
Net cash (used in) provided by financing activities	(1,973)	9,414
Net increase (decrease) in cash, cash equivalents and restricted cash	11,838	(1,303)
Cash, cash equivalents and restricted cash at beginning of period	4,995	7,275
Cash, cash equivalents and restricted cash at end of period	$16,833	$5,972

Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and cash equivalents	$15,211	$4,313
Restricted cash	1,622	1,659
Total cash, cash equivalents and restricted cash at end of period	$16,833	$5,972

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Non-cash financing activities:
Recognition of warrants issued in debt financing	$—	$803

Supplemental disclosures of cash flow information:
Cash received for income taxes	$2,309	$20
Cash paid for interest	$3,495	$2,551

See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements
(Unaudited)

1. Organization and Description of Business
(a) Basis of Presentation and Organization
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary (consisting only of normal recurring adjustments) for a fair presentation of our financial position at June 30, 2020, and the results of our operations for the three and six months ended June 30, 2020 and 2019 and cash flows for the six months ended June 30, 2020 and 2019. Interim financial statements are prepared on a basis consistent with our annual consolidated financial statements. The interim financial statements included herein should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2019.
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
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, primarily accounts receivable, contract assets, intangible assets, goodwill, right-of-use assets, deferred revenue, estimated liability for appeals and disputes, lease liabilities, earnout payable, other liabilities, deferred income taxes and income tax expense (benefit) and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Our actual results could differ from those estimates.

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
The CARES Act included changes to student loans owned by the Department of Education. These changes include the suspension of payments, the ceasing of accruing interest, and stopping involuntary collections of payments (e.g., wage garnishments). The changes are in effect at least through September 30, 2020. While these changes impact the set-up of new loan rehabilitation agreements by defaulted student loan borrowers, the Department of Education will consider each month during the period of suspended payments as an eligible month towards achieving loan rehabilitation, which is an element in determining future revenue to which the Company is entitled. In addition, student loan revenue and related cash flows will continue during this period because the Company earns revenue for a number of months from existing in-process borrower rehabilitation agreements. Further, while not mandated by the CARES Act, all of the Company’s Guaranty Agency clients (who administer the Federal Family Education Loan Program) are largely complying with the provisions of the Act, with the exception of counting missed payments toward qualification for loan rehabilitation. Given the CARES Act impacts on the Company’s recovery activities at least through September 30, 2020, the Company has furloughed more than 500 employees to date, which could result in annual savings of approximately $18 million.
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
With respect to favorable impacts to the Company’s liquidity, the CARES Act provided the right to carryback net operating losses from 2018 and 2019 to earlier periods. The Company has already received a cash refund of approximately $2.4 million for the 2013 tax year, and the Company will file a refund request for the 2014 tax year which is expected to result in a refund of approximately $1.8 million. The CARES Act also allows deferrals and credits for payroll tax amounts, which is expected to result in approximately $3 million in cash savings through 2020.
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
The Company’s contracts are composed primarily of variable consideration. Fees earned under the Company’s recovery service contracts consist primarily of contingency fees based on a specified percentage of the amount the Company enables its clients to recover. The contingency fee percentage for a particular recovery depends on the type of recovery or claim facilitated. In certain contracts, the Company can earn additional performance-based consideration determined based on its performance relative to the client’s other contractors providing similar services.
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
For healthcare claims audit contracts with the Centers for Medicare and Medicaid Services (CMS) and commercial clients, the Company may recognize revenue upon delivering the results of claims audits, when sufficient reliable information is available to the Company for estimating the variable consideration earned based on an output method, as it is a reasonable measure of the Company’s progress toward complete satisfaction of our performance obligation.

For coordination-of-benefits contracts with CMS and commercial clients, the Company recognizes revenue when insurance companies or other responsible parties have remitted payments to the client.
For customer care / outsourced services clients, the Company recognizes revenues based on the volume of processed transactions or the quantity of labor hours provided.
The following table presents revenue disaggregated by category for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Healthcare	14,593	9,263	32,117	18,283
Recovery (1)	16,167	22,107	40,432	43,482
Customer Care / Outsourced Services	3,025	4,460	7,124	8,941
Total Revenues	$33,785	$35,830	$79,673	$70,706

(1)	Represents student lending, state and municipal tax authorities, IRS and Department of Treasury markets, select financial institutions, as well as Premiere Credit of North America.
Healthcare providers have the right to appeal a claim and may pursue additional appeals if the initial appeal is found in favor of CMS or other healthcare clients under the Medicare Recovery Audit Contractor (RAC) or other commercial healthcare contracts, respectively. Under the Medicare Secondary Payer Commercial Payment Center (MSP) contract, insurance companies or other responsible parties may dispute the Company’s findings regarding Medicare not being the primary payer of healthcare claims. Total estimated liability for appeals and disputes was $1.2 million and $1.0 million as of June 30, 2020 and December 31, 2019, respectively. This represents the Company’s best estimate of the amount probable of being refunded to the Company’s healthcare clients following successful appeals of claims for which commissions were previously collected.
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company determines the allowance for doubtful accounts by specific identification. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is consider remote. The allowance for doubtful account was $0.5 million and $0.2 million at June 30, 2020 and December 31, 2019, respectively.
The Company determined that it does not have any material costs related to obtaining or fulfilling a contract that are recoverable and as such, these contract costs are generally expensed as incurred.
The Company has contract assets of $1.0 million and $1.3 million as of June 30, 2020 and December 31, 2019, respectively. The contract assets relate to the Company’s rights to consideration for services completed during the six months ended June 30, 2020 and year ended December 31, 2019, but not invoiced at the reporting date. The decrease in contract assets is primarily due to timing of invoices issued. Contract assets are recorded to accounts receivable when the rights become unconditional and amounts are invoiced.
The Company has contract liabilities of $1.1 million and $0.1 million as of June 30, 2020 and December 31, 2019, respectively, which are included in deferred revenue on the consolidated balance sheets. The Company’s contract liabilities mainly relate to an advance recovery commission payment received from a customer, for which the Company anticipates revenue to be recognized as services are delivered.
(d) Prepaid Expenses and Other Current Assets
At June 30, 2020, prepaid expenses and other current assets were $3.2 million and included approximately $2.1 million related to prepaid software licenses and maintenance agreements, $0.4 million for prepaid insurance, and $0.7 million for various other prepaid expenses. At December 31, 2019, prepaid expenses and other current assets were $3.3 million and included approximately $2.2 million related to prepaid software licenses and maintenance agreements, $0.7 million for prepaid insurance, and $0.4 million for various other prepaid expenses.

(e) Impairment of Goodwill and Long-Lived Assets
Goodwill is reviewed for impairment at least annually. The balance of goodwill was $47.4 million as of June 30, 2020 and $74.4 million as of December 31, 2019, respectively. The economic impact from the COVID-19 pandemic was a triggering factor requiring an interim assessment of goodwill for impairment. In performing the quantitative assessment of goodwill, if the carrying value of the Company, as one reporting unit, exceeds its fair value, goodwill is considered impaired. The amount of impairment loss is measured as the difference between the carrying value and the fair value of the reporting unit.
Impairment testing is based upon the best information available and estimates of fair value which incorporate assumptions marketplace participants would use in making their estimates of fair value. Significant assumptions and estimates are required, including, but not limited to, our market capitalization, projecting future cash flows and other assumptions, to estimate the fair value of the reporting unit. Although the Company believes the assumptions and estimates made are reasonable and appropriate, different assumptions and estimates could materially impact the amount of impairment. Based on management’s quantitative analysis, we concluded that the carrying value of our reporting unit was greater than its fair value, which resulted in non-cash goodwill impairment charges of $8.0 million and $27.0 million for the three and six months ended June 30, 2020, respectively. The goodwill impairment charges had no impact on the Company’s cash flows or compliance with debt covenants.
Long-lived assets and intangible assets that are subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. There was no need to impair long-lived assets or intangible assets as of June 30, 2020.
(f) Other Current Liabilities
At June 30, 2020, other current liabilities primarily included $1.8 million for services received for which we have not received an invoice, $0.3 million for insurance premium and equipment financing payables, and $0.3 million for estimated workers' compensation claims incurred but not reported. At December 31, 2019, other current liabilities primarily included $2.2 million for services received for which we have not received an invoice, $0.6 million for insurance premium financing payables, $0.3 million for accrued subcontractor fees, and $0.3 million for estimated workers' compensation claims incurred but not reported.

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

2. Property, Equipment, and Leasehold Improvements
Property, equipment, and leasehold improvements consist of the following at June 30, 2020 and December 31, 2019 (in thousands):

	June 30, 2020	December 31, 2019
Land	$1,943	$1,943
Building and leasehold improvements	8,141	8,124
Furniture and equipment	6,123	6,257
Computer hardware and software	80,632	79,066
	96,839	95,390
Less accumulated depreciation and amortization	(78,829)	(76,621)
Property, equipment and leasehold improvements, net	$18,010	$18,769
Depreciation expense of property, equipment and leasehold improvements was $1.2 million and $2.2 million for the three months ended June 30, 2020 and 2019, respectively, and $2.7 million and $4.4 million for the six months ended June 30, 2020 and 2019, respectively.
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
As of June 30, 2020, $62.6 million was outstanding under the Credit Agreement.
We have the option to extend the maturity of the Loans for two additional one-year periods, subject to the satisfaction of customary conditions.  The Loans bear interest at the one-month LIBOR rate (subject to a 1% per annum floor) plus a margin which may vary from 5.5% per annum to 10.0% per annum based on our total debt to EBITDA ratio. Our annual interest rate at June 30, 2020 was 11.0% and 11.8%at December 31, 2019. We are required to pay 5% of the original principal balance of the Loans annually in quarterly installments and to make mandatory prepayments of the Loans with a percentage of our excess cash flow which may vary between 75% and 0% depending on our total debt to EBITDA ratio and from the net cash proceeds of certain asset dispositions and debt not otherwise permitted under the Credit Agreement, in each case, subject to the lender's right to decline to receive such payments.
The Credit Agreement contains certain restrictive financial covenants, effective starting the quarter ended June 30, 2020, which require, among other things, that we: (1) achieve a minimum fixed charge coverage ratio of 1.0 through December 31, 2020 and 1.25 to 1.0 through June 30, 2022 if the maturity date of the Loans is extended until the fifth anniversary of the Closing Date and (2) maintain a maximum total debt to EBITDA ratio of 6.00 to 1.00. The Credit Agreement also contains covenants that restrict the Company's and its subsidiaries’ ability to incur certain types or amounts of indebtedness, incur liens on certain assets, make material changes in corporate structure or the nature of its business, dispose of material assets, engage in a change in control transaction, make certain foreign investments, enter into certain restrictive agreements, or engage in certain transactions with affiliates. The Credit Agreement also contains various customary events of default, including with respect to change of control of the Company or its ownership of the Borrower.

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
Outstanding debt obligations are as follows (in thousands):

June 30, 2020
Principal amount	$62,588
Less: unamortized discount and debt issuance costs	(1,668)
Notes payable less unamortized discount and debt issuance costs	60,920
Less: current maturities, net of unamortized discount and debt issuance costs	(3,359)
Long-term notes payable, net of current maturities and unamortized discount and debt issuance costs	$57,561

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
Operating lease expense was $0.8 million and $0.8 million for the three months ended June 30, 2020 and 2019, respectively.

Supplemental cash flow and other information related to operating leases was as follows:

	June 30, 2020	June 30, 2019
Weighted Average Remaining Lease Term (in years)	3.1	4.5
Weighted Average Discount Rate	6.7%	6.4%
Cash paid for amounts included in the measurement of operating lease liabilities	$0.5 million	$0.9 million
The following is a schedule, by years, of maturities of lease liabilities as of June 30, 2020 (in thousands):

Year Ending December 31,	Amount
Remainder of 2020	1,749
2021	2,395
2022	1,694
2023	573
2024	580
Thereafter	397
Total undiscounted cash flows	$7,388
Less imputed interest	$(755)
Present value of lease liabilities	$6,633

5. Stock-based Compensation
(a) Stock Options
Total stock-based compensation expense charged as salaries and benefits expense in the consolidated statements of operations was $1.3 million and $1.2 million for the six months ended June 30, 2020 and 2019, respectively.
The following table sets forth a summary of the Company's stock option activity for the six months ended June 30, 2020:

	Outstanding Options	Weighted average exercise price per share	Weighted average remaining contractual life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	1,991,166	$10.06	2.89	$—
Granted	—	—
Forfeited	(150,105)	7.47
Exercised	—	—
Outstanding at June 30, 2020	1,841,061	$10.27	2.44	$—
Vested and exercisable at June 30, 2020	1,841,061	$10.27	2.44	$—

The Company recognizes share-based compensation costs as expense on a straight-line basis over the option vesting period, which generally is four years.
(b) Restricted Stock Units and Performance Stock Units
The following table summarizes restricted stock unit and performance stock unit activity for the six months ended June 30, 2020:

	Number of Awards	Weighted average grant date fair value per share
Outstanding at December 31, 2019	3,254,254	$2.12
Granted	285,415	0.82
Forfeited	(96,425)	2.30
Vested and converted to shares, net of units withheld for taxes	(562,401)	2.32
Units withheld for taxes	(300,862)	2.32
Outstanding at June 30, 2020	2,579,981	$1.91
Expected to vest at June 30, 2020	2,309,433	$1.89
Restricted stock units and performance stock units granted under the Performant Financial Corporation Amended and Restated 2012 Stock Incentive Plan generally vest over periods ranging from one to four years.
6. Income Taxes
Our effective income tax rate changed to 17% for the six months ended June 30, 2020 from (2)% for the six months ended June 30, 2019. The change in the effective tax rate is primarily driven by the net operating loss (“NOL”) carryback benefit recorded as a result of the newly enacted provisions of the CARES Act for the six months ended June 30, 2020.
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

On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. This modification significantly impacts the Company by allowing for the carryback of 2018 and 2019 NOL to tax years 2013 and 2014, respectively. These NOL carryforwards had been represented in the December 31, 2019 financial statements by deferred tax assets (“DTA”) for which a valuation allowance had been recorded as the Company did not expect that these DTA would be more likely than not realizable in future periods. As a result of carrying back the NOL, the Company is recognizing an income tax benefit of $4.3 million associated with these previously unrecognized DTA in the six months ended June 30, 2020.
7. Loss per Share
For the six months ended June 30, 2020 and 2019, basic loss per share is calculated by dividing net loss by the sum of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of common stock and dilutive common share equivalents outstanding during the period. Common share equivalents consist of stock options, restricted stock units, performance stock units, and warrants. When there is a loss in the period, dilutive common share equivalents are excluded from the calculation of diluted earnings per share, as their effect would be anti-dilutive. For example, for the six months ended June 30, 2020 and 2019, respectively, diluted weighted average shares outstanding are the same as basic average shares outstanding. When there is net income in the period, the Company excludes stock options, restricted stock units, performance stock units and warrants from the calculation of diluted earnings per share when their combined exercise price and unamortized fair value exceeds the average market price of the Company's common stock because their effect would be anti-dilutive.
The following table reconciles the basic to diluted weighted average shares outstanding using the treasury stock method (shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Weighted average shares outstanding – basic	54,267	53,367	54,105	53,214
Dilutive effect of stock options	—	—	—	—
Weighted average shares outstanding – diluted	54,267	53,367	54,105	53,214
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

We took proactive actions early on to protect the health of our employees and their families. As the COVID-19 pandemic worsened into April 2020, we required almost all personnel to work remotely and we restricted access to our sites to personnel who are required to perform critical business continuity activities. To date, we continue to require most personnel to work remotely.

While we currently believe we have taken steps that will allow us to function in a virtual or remote fashion as a result of the COVID-19 pandemic, the extent of the COVID-19 pandemic’s effect on our operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, additional protective measures implemented by governmental authorities or by us to protect our employees, and effects of the pandemic and such protective measures on our clients, all of which are uncertain and difficult to predict considering the rapidly evolving landscape. As a result, it is not currently possible to ascertain or predict the overall long-term impact of the COVID-19 pandemic on our business. To date, certain of our customers, including federal and state governments, have chosen to delay the recovery and audit services that we provide, which may have a material negative impact on our revenues and results of operations. For example, pursuant to the terms of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted in March 2020, the U.S. Federal government suspended payments, ceased accruing interest, and stopped involuntary collections of payments (e.g., wage garnishments) for student loans owned by the Department of Education at least through September 30, 2020. To date, we have furloughed over 500 employees in our recovery business in response to the suspension of certain of our customer contracts. If the COVID-19 pandemic continues or if overall global or localized economic activity continues to contract for any appreciable length of time, it will continue to have a material adverse effect on our business, results of operations, financial condition and cash flows.
Our healthcare business has not experienced a similar level of impact as the recovery business due to the fact that only two healthcare customers have been impacted by congressional regulations to date. While a few other healthcare customers placed short term pauses on audit activities, we have continued to see growth and expansion in other healthcare offerings.

There continues to be significant uncertainty around the breadth and duration of business disruptions related to COVID-19 pandemic, as well as its impact on the U.S. economy, the ongoing business operations of our clients or our results of operations and financial condition. While our management team continues to actively monitor the impacts of the COVID-19 pandemic and may take further actions to alter our business operations that we determine are in the best interests of our employees and clients or as required by federal, state, or local authorities, the full impact of the COVID-19 pandemic on our results of operations, financial condition, or liquidity for fiscal year 2020 and beyond cannot be estimated at this point. The following discussions are subject to the future effects of the COVID-19 pandemic on our ongoing business operations.

Sources of Revenues
We derive our revenues from services for clients in a variety of different markets. These markets include our two largest markets, healthcare and student lending, as well as our other markets which include but are not limited to outsourced call center services, delinquent state and federal taxes and federal treasury and other receivables.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Healthcare	14,593	9,263	32,117	18,283
Recovery (1)	16,167	22,107	40,432	43,482
Customer Care / Outsourced Services	3,025	4,460	7,124	8,941
Total Revenues	$33,785	$35,830	$79,673	$70,706

(1)	Represents student lending, state and municipal tax authorities, IRS and Department of Treasury markets, select financial institutions, as well as Premiere Credit of North America.

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

For our commercial healthcare business, our business strategy is focused on utilizing our technology-enabled services platform to provide audit, third-party liability recovery and analytical services for private healthcare payers. Revenues from our commercial healthcare clients were $10.1 million for the six months ended June 30, 2020 compared to revenues of $7.5 million that we earned from our commercial healthcare clients during the six months ended June 30, 2019.
On October 5, 2017, we announced that we were awarded the Medicare Secondary Payer Commercial Payment Center (MSP) contract by the CMS. Under this agreement, we are responsible for coordination-of-benefits, which includes identifying and recovering payments in situations where Medicare should not be the primary payer of healthcare claims because a beneficiary has other forms of insurance coverage, such as through an employer group health plan or certain other payers.
On October 26, 2016, CMS awarded two new RAC contracts, for audit Regions 1 and 5. The RAC contract award for Region 1 allows us to continue our audit of payments under Medicare’s Part A and Part B for all provider types other than Durable Medical Equipment, Prosthetics, Orthotics and Supplies (DMEPOS) and home health and hospice within an 11 state region in the Northeast and Midwest. The Region 5 RAC contract provides for the post-payment review of DMEPOS and home health and hospice claims nationally.
Healthcare providers have the right to appeal a claim and may pursue additional appeals if the initial appeal is found in favor of the healthcare providers. In addition, healthcare providers or other insurers may dispute our findings regarding Medicare not being the primary payer of healthcare claims. Our total estimated liability for appeals and disputes was $1.2 million and $1.0 million as of June 30, 2020 and December 31, 2019, respectively. This represents our best estimate of the amount probable of being refunded to our healthcare clients following successful appeals of claims for which commissions were previously collected.
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
Student lending revenues are contract-based and consist primarily of contingency fees based on a specified percentage of the amount we enable our clients to recover. Our contingency fee percentage for a particular recovery depends on the type of recovery facilitated. Our clients in the student loan recovery market mainly consist of several of the largest guaranty agencies, (GAs). We believe the size and the composition of our student loan inventory at any point provides us with a significant degree of revenue visibility for our student loan revenues. Based on data compiled from over two decades of experience with the recovery of defaulted student loans, at the time we receive a placement of student loans, we are able to make a reasonably accurate estimate of the recovery outcomes likely to be derived from such placement and the revenues we are likely able to generate based on the anticipated recovery outcomes.

An important metric in evaluating our student lending business is Placement Volume. Our Placement Volume represents the dollar volume of defaulted student loans first placed with us during the specified period by public and private clients for recovery. Placement Volume allows us to measure and track trends in the amount of inventory our clients in the student lending market are placing with us during any period. The revenues associated with the recovery of a portion of these loans may be recognized in subsequent accounting periods, which assists management in estimating future revenues and in allocating resources necessary to address current Placement Volumes. As a result of the Department of Education’s termination of our January 2018 contract and its last procurement in its entirety, all of our Placement Volume is currently coming from GAs. For the six months ended June 30, 2020 and 2019, the placement volume was $210.7 million, and $1.7 billion, respectively.
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
Our contracts are composed primarily of variable consideration. Fees earned under our recovery service contracts consist primarily of contingency fees based on a specified percentage of the amount we enable our clients to recover. The contingency fee percentage for a particular recovery depends on the type of recovery or claim facilitated. In certain contracts, we can earn additional performance-based consideration determined based on its performance relative to a client’s other contractors providing similar services.
Revenue from contingency fees earned upon recovery of funds is generally recognized as amounts are invoiced based on either the ‘as-invoiced’ practical expedient when such amounts reflect the value of the services completed to-date, or an output measure based on milestones which is used to measure progress of the satisfaction of its performance obligation. We estimate any performance-based variable consideration and recognize such revenue over the performance period only if it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. Under certain contracts, consideration can include periodic performance-based bonuses which can be awarded based on our performance under the specific contract. These performance-based awards are considered variable and may be constrained by us until there is not a risk of a material reversal.
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

We recorded a non-cash impairment charge to goodwill of $8.0 million and $27.0 million for the three months and six months ended June 30, 2020, respectively. This was mainly due to the decrease in our stock price and associated market capitalization. There has been significant negative impact to the global economy and the public securities markets as a result of the COVID-19 pandemic. As a result, our goodwill is at elevated risk of additional impairment should there be further decline in our stock price and associated market capitalization, which may result in potentially material non-cash charge to our earnings.
Recent Accounting Pronouncements
See "New Accounting Pronouncements" in Note 1(g) of the Consolidated Financial Statements included in Part I - Item 1 of this report.

Results of Operations
Three Months Ended June 30, 2020 compared to the Three Months Ended June 30, 2019
The following table represents our historical operating results for the periods presented:

	Three Months Ended June 30,
	2020	2019	$ Change	% Change
	(in thousands)
Consolidated Statement of Operations Data:
Revenues	$33,785	$35,830	$(2,045)	(6)%
Operating expenses:
Salaries and benefits	22,166	28,929	6,763	23%
Other operating expenses	9,042	11,211	2,169	19%
Impairment of goodwill	8,000	—	(8,000)	—
Total operating expenses	39,208	40,140	932	2%
Loss from operations	(5,423)	(4,310)	(1,113)	(26)%
Interest expense	(2,031)	(1,958)	(73)	(4)%
Interest income	6	11	(5)	(45)%
Loss before provision for (benefit from) income taxes	(7,448)	(6,257)	(1,191)	(19)%
Provision for (benefit from) income taxes	(249)	142	391	275%
Net loss	$(7,199)	$(6,399)	$(800)	(13)%

Revenues
Total revenues were $33.8 million for the three months ended June 30, 2020, a decrease of approximately 6%, compared to total revenues of $35.8 million for the three months ended June 30, 2019.
Healthcare revenues were $14.6 million for the three months ended June 30, 2020, representing an increase of $5.3 million, or 57%, compared to the three months ended June 30, 2019. This increase in healthcare revenues was primarily attributable to an increase in revenues earned under our CMS RAC and MSP CRC contracts.
Recovery revenues were $16.2 million for the three months ended June 30, 2020, representing a decrease of $5.9 million, or 27%, compared to the three months ended June 30, 2019. The decrease was primarily due to the COVID-19 pandemic that resulted in many of our customers pausing work on our recovery contracts.
Customer Care / Outsourced Services revenues were $3.0 million for the three months ended June 30, 2020, representing a decrease of $1.4 million, or 31%, compared to the three months ended June 30, 2019. The decrease was primarily due to reduced demand for our services as a result of the COVID-19 pandemic.
Salaries and Benefits
Salaries and benefits expense was $22.2 million for the three months ended June 30, 2020, a decrease of $6.8 million, or 23%, compared to salaries and benefits expense of $28.9 million for the three months ended June 30, 2019. The decrease in salaries and benefits expense was primarily driven by furloughs of employees due to a pause in our services that resulted from the COVID-19 pandemic.
Other Operating Expenses
Other operating expenses were $9.0 million for the three months ended June 30, 2020, compared to other operating expenses of $11.2 million for the three months ended June 30, 2019. The decrease in other operating expenses was primarily due to lower activity levels resulting from the pause in recovery services provided.

Impairment of Goodwill
Impairment of goodwill was $8.0 million for the three months ended June 30, 2020, compared to none for the three months ended June 30, 2019. The impairment was a non-cash charge due to the decrease in our stock price and associated market capitalization.
Loss from Operations
As a result of the factors described above, loss from operations was $5.4 million for the three months ended June 30, 2020, compared to loss from operations of $4.3 million for the three months ended June 30, 2019, an increase $1.1 million.
Interest Expense
Interest expense was $2.0 million for the three months ended June 30, 2020, compared to $2.0 million for the three months ended June 30, 2019. Interest expense increased by approximately $0.1 million or 4% for the three months ended June 30, 2020.
Income Taxes
We recognized an income tax benefit of $0.2 million for the three months ended June 30, 2020, compared to an income tax expense of $0.1 million for the three months ended June 30, 2019. Our effective income tax rate changed to 3% for the three months ended June 30, 2020, from (2)% for the three months ended June 30, 2019. The change in the effective tax rate is primarily driven by the net operating loss (“NOL”) carryback benefit recorded as a result of the newly enacted provisions of the CARES Act during the three months ended June 30, 2020.

Net Loss
As a result of the factors described above, net loss was $7.2 million for the three months ended June 30, 2020, which represented an increase of $0.8 million, or 13% compared to net loss of $6.4 million for the three months ended June 30, 2019.

Six Months Ended June 30, 2020 compared to the Six Months Ended June 30, 2019
The following table represents our historical operating results for the periods presented:

	Six Months Ended June 30,
	2020	2019	$ Change	% Change
	(in thousands)
Consolidated Statement of Operations Data:
Revenues	$79,673	$70,706	$8,967	13%
Operating expenses:
Salaries and benefits	50,971	58,045	7,074	12%
Other operating expenses	21,262	24,164	2,902	12%
Impairment of goodwill	27,000	—	(27,000)	—%
Total operating expenses	99,233	82,209	(17,024)	(21)%
Loss from operations	(19,560)	(11,503)	(8,057)	(70)%
Interest expense	(4,258)	(3,094)	(1,164)	(38)%
Interest income	12	22	(10)	(45)%
Loss before provision for (benefit from) income taxes	(23,806)	(14,575)	(9,231)	(63)%
Provision for (benefit from) income taxes	(4,123)	313	(4,436)	(1,417)%
Net loss	$(19,683)	$(14,888)	$(4,795)	(32)%
Revenues
Total revenues were $79.7 million for the six months ended June 30, 2020, an increase of approximately 13%, compared to revenues of $70.7 million for the six months ended June 30, 2019.
Healthcare revenues were $32.1 million for the six months ended June 30, 2020, representing an increase of $13.8 million or 76%, compared to the six months ended June 30, 2019. This increase in healthcare revenues is primarily attributable to an increase in revenues earned under our CMS RAC and MSP CRC contracts.
Recovery revenues were $40.4 million for the six months ended June 30, 2020, representing a decrease of $3.1 million, or (7)%, compared to the six months ended June 30, 2019. The decrease was primarily due to our customers pausing work under our recovery contracts as a result of the COVID-19 pandemic.
Customer Care / Outsourced Services revenues were $7.1 million for the six months ended June 30, 2020, representing a decrease of $1.8 million, or (20)%, compared to the six months ended June 30, 2019. The decrease was primarily due to reduced demand for our services as a result of the COVID-19 pandemic.
Salaries and Benefits
Salaries and benefits expense was $51.0 million for the six months ended June 30, 2020, a decrease of $7.1 million, or 12%, compared to salaries and benefits expense of $58.0 million for the six months ended June 30, 2019. The decrease in salaries and benefits expense was primarily driven by furloughs of employees due to a pause in our services that resulted from the COVID-19 pandemic.
Other Operating Expenses
Other operating expenses were $21.3 million for the six months ended June 30, 2020, a decrease of $2.9 million, or 12% compared to other operating expenses of $24.2 million for the six months ended June 30, 2019. The decrease in other operating expenses was primarily due to lower activity levels resulting from the pause in recovery services as a result of the COVID-19 pandemic

Impairment of Goodwill
Impairment of goodwill was $27.0 million for the six months ended June 30, 2020, compared to none for the six months ended June 30, 2019. The impairment was a non-cash charge due to the decrease in our stock price and associated market capitalization during the period.
Loss from Operations
As a result of the factors described above, loss from operations was $19.6 million for the six months ended June 30, 2020, compared to loss from operations of $11.5 million for the six months ended June 30, 2019, an increase of $8.1 million.
Interest Expense
Interest expense was $4.3 million for the six months ended June 30, 2020, compared to $3.1 million for the six months ended June 30, 2019. Interest expense increased by approximately $1.2 million or (38)% for the six months ended June 30, 2020, due to a higher outstanding debt balance in 2020 compared to 2019.
Income Taxes
We recognized an income tax benefit of $4.1 million for the six months ended June 30, 2020, compared to an income tax expense of $0.3 million for the six months ended June 30, 2019. Our effective income tax rate changed to 17% for the six months ended June 30, 2020, from (2)% for the six months ended June 30, 2019. The change in the effective tax rate is primarily driven by the net operating loss (“NOL”) carryback benefit recorded as a result of the newly enacted provisions of the CARES Act which became effective during the six months ended June 30, 2020,
On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. This modification significantly impacts the Company by allowing for the carryback of 2018 and 2019 NOL to tax years 2013 and 2014, respectively. These NOL carryforwards had been represented in the December 31, 2019 financial statements by deferred tax assets (“DTA”) for which a valuation allowance had been recorded as the Company did not expect that these DTA would be more likely than not realizable in future periods. As a result of carrying back the NOL, the Company is recognizing an income tax benefit of $4.3 million associated with these previously unrecognized DTA in the six months ended June 30, 2020.

Net Loss
As a result of the factors described above, net loss was $19.7 million for the six months ended June 30, 2020, which represented an increase of $4.8 million, or (32)%, compared to net loss of $14.9 million for the six months ended June 30, 2019.

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

Because of these limitations, you should consider adjusted EBITDA and adjusted net income alongside other financial performance measures, including net income and our other U.S. GAAP results. The following tables present a reconciliation of adjusted EBITDA and adjusted net income for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Adjusted EBITDA:
Net loss	$(7,199)	$(6,399)	$(19,683)	$(14,888)
Provision for (benefit from) income taxes	(249)	142	(4,123)	313
Interest expense (1)	2,031	1,958	4,258	3,094
Interest income	(6)	(11)	(12)	(22)
Depreciation and amortization	1,255	2,245	2,795	4,557
Impairment of goodwill (5)	8,000	—	27,000	—
Earnout mark-to-market (6)	(162)	(1,188)	(162)	(912)
Stock-based compensation	649	719	1,340	1,218
Adjusted EBITDA	$4,319	$(2,534)	$11,413	$(6,640)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Adjusted Net Income (Loss):
Net loss	$(7,199)	$(6,399)	$(19,683)	$(14,888)
Stock-based compensation	649	719	1,340	1,218
Amortization of intangibles (2)	59	52	118	111
Impairment of goodwill (5)	8,000	—	27,000	—
Deferred financing amortization costs (3)	381	311	763	543
Earnout mark-to-market (6)	(162)	(1,188)	(162)	(912)
Tax adjustments (4)	(2,455)	29	(7,991)	(264)
Adjusted net income (loss)	$(727)	$(6,476)	$1,385	$(14,192)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Adjusted Net Income (Loss) Per Diluted Share:
Net loss	$(7,199)	$(6,399)	$(19,683)	$(14,888)
Plus: Adjustment items per reconciliation of adjusted net income (loss)	6,472	(77)	21,068	696
Adjusted net income (loss)	(727)	(6,476)	1,385	(14,192)
Adjusted net income (loss) per diluted share	$(0.01)	$(0.12)	$0.03	$(0.27)
Diluted average shares outstanding (7)	54,267	53,367	54,259	53,214

(1)	Represents interest expense and amortization of issuance costs related to the refinancing of our indebtedness.

(2)	Represents amortization of intangibles related to the acquisition of Performant by an affiliate of Parthenon Capital Partners in 2004.

(3)	Represents amortization of capitalized financing costs related to our Credit Agreement.

(4)	Represents tax adjustments assuming a marginal tax rate of 27.5% at full profitability.

(5)	Represents a noncash goodwill impairment charge in 2020 mainly due to the decrease of our market capitalization.

(6)	Represents the change from prior reporting periods in the fair value of the potential earnout consideration payable to ECMC group in connection with the Premiere acquisition.

(7)
While net loss for the six months ended June 30, 2020 is ($19,683), the computation of adjusted net income (loss) results in adjusted net income of $1,385. Therefore, the calculation of the adjusted net income per diluted share for the six months ended June 30, 2020 includes dilutive common share equivalents of 154 added to the basic weighted average shares of 54,105.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, and cash and cash equivalents on hand. Cash and cash equivalents, which includes restricted cash and consists primarily of cash on deposit with banks, totaled $16.8 million as of June 30, 2020, compared to $5.0 million as of December 31, 2019. The $11.8 million increase in the balance of our cash and cash equivalents from December 31, 2019 to June 30, 2020, was primarily due to $15.8 million provided by operating activities, offset by $1.9 million used in investing activities and $1.7 million repayment of notes payable.
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
The recent COVID-19 pandemic has led certain of our customers to delay the recovery and audit services that we provide as a result of the economic hardships that may be faced by a large portion of the population, which may have a material negative impact on our cash flow from operations. For example, pursuant to the terms of the CARES Act enacted in March 2020, the U.S. Federal government suspended payments, ceased accruing interest, and stopped involuntary collections of payments (e.g., wage garnishments) for student loans owned by the Department of Education through September 30, 2020. In addition, on August 8, 2020, President Trump ordered the U.S. Secretary of Education to extend this relief to borrowers until December 31, 2020.
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
While we believe our financial projections are attainable, considering the impact of the COVID-19 pandemic, there can be no assurances that our financial results will be recognized in a time frame necessary to meet our ongoing cash requirements. If our cash flows and capital resources are insufficient to fund our planned business operations or to fund our other liquidity needs, we may need to reduce or delay capital expenditures, alter our business plans, curtail the services we provide to our current or future clients, execute additional reductions in workforce (both through furloughs and layoffs), sell assets or operations, seek additional capital, restructure or refinance our indebtedness, any of which could have an adverse effect on our financial condition and results of operations.
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

Cash flows from operating activities
Cash provided by operating activities was $15.8 million for the six months ended June 30, 2020, compared to cash used in operating activities of $7.7 million for the same period in 2019. The cash provided by operating activities for the six months ended June 30, 2020, is primarily a result of our income from operations of $7.4 million, excluding the noncash impairment to goodwill of $27.0 million. In addition, we received a tax refund of $2.4 million and a $1.0 million advance payment from a client, as well as $1.2 million in deferral of payroll taxes.
Cash flows from investing activities
Cash used in investing activities of $1.9 million for the six months ended June 30, 2020 was mainly for capital expenditures related to information technology, data storage, hardware, telecommunication systems and security enhancements to our information technology systems. Cash used in investing activities for similar purposes in the six months ended June 30, 2019 was $3.1 million.
Cash flows from financing activities
Cash used in financing activities of $2.0 million for the six months ended June 30, 2020 was primarily attributable to $1.7 million in repayments of notes payable during the same period. Cash provided by financing activities in the six months ended June 30, 2019 was $9.4 million primarily attributable to borrowing from notes payable of $11.0 million offset by $1.2 million in repayments.
Restricted Cash
As of June 30, 2020, restricted cash included in current assets on our consolidated balance sheet was $1.6 million.
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
As of June 30, 2020, $62.6 million was outstanding under the Credit Agreement.
We have the option to extend the maturity of the Loans for two additional one-year periods, subject to the satisfaction of customary conditions. The Loans bear interest at the one-month LIBOR rate (subject to a 1% per annum floor) plus a margin which may vary from 5.5% per annum to 10.0% per annum based on our total debt to EBITDA ratio. Our annual interest rate at June 30, 2020 was 10.2%, and 11.8% at December 31, 2019. We are required to pay 5% of the original principal balance of the Loans annually in quarterly installments and to make mandatory prepayments of the Loans with a percentage of our excess cash flow which may vary between 75% and 0% depending on our total debt to EBITDA ratio and from the net cash proceeds of certain asset dispositions and debt not otherwise permitted under the Credit Agreement, in each case, subject to the lender's right to decline to receive such payments.

The Credit Agreement contains certain restrictive financial covenants effective starting the quarter ended June 30, 2020, which require, among other things, that we (1) achieve a minimum fixed charge coverage ratio of 1.0 to 1.0 through December 31, 2020, 1.25 to 1.0 through June 30, 2021, and 1.25 to 1.0 through June 30, 2022 if the maturity date of the Loans is extended until the fifth anniversary of the Closing Date and (2) maintain a maximum total debt to EBITDA ratio of 6.00 to 1.00. The Credit Agreement also contains covenants that restrict the Company and its subsidiaries’ ability to incur certain types or amounts of indebtedness, incur liens on certain assets, make material changes in corporate structure or the nature of its business, dispose of material assets, engage in a change in control transaction, make certain foreign investments, enter into certain restrictive agreements, or engage in certain transactions with affiliates. The Credit Agreement also contains various customary events of default, including with respect to change of control of the Company or its ownership of the Borrower.
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

Management, with the participation of our Chief Executive Officer and our Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were functioning effectively at the reasonable assurance level as of June 30, 2020.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended June 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Given the economic hardships that may be faced by a large portion of the population as a result of the COVID-19 pandemic, certain of our customers have chosen to delay the recovery and audit services that we provide, and additional customers may choose to similarly delay the audit and recovery services that we provide, either of which could have a material negative impact on our revenues and results of operations. For example, pursuant to the terms of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted in March 2020, the U.S. federal government suspended payments, ceased accruing interest, and stopped involuntary collections of payments (e.g., wage garnishments) for student loans owned by the Department of Education at least through September 30, 2020. In addition, on August 8, 2020, President Trump ordered the U.S. Secretary of Education to extend this relief to borrowers until December 31, 2020. To date, we have furloughed over 500 employees in our recovery business in response to the suspension of certain of our customer contracts.

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

Under CMS’s Medicare recovery audit program, RAC contractors have not been permitted to seek the recovery of an improper claim unless that particular type of claim has been pre-approved by CMS to ensure compliance with applicable Medicare payment policies, as well as national and local coverage determinations. As work under the first RAC contract progressed, CMS placed increasing restrictions on the scope of audits permitted by RAC contractors and these restrictions have not been relaxed under the newly awarded RAC contracts. Accordingly, the long-term growth of the revenues we derive under our two newly awarded RAC contracts will depend in significant part on the scope of potentially improper claims that we are allowed to pursue. Revenues from our RAC contracts with CMS during the years ended December 31, 2019, and December 31, 2018, were $27.9 million and $1.7 million (excluding the effects of the release of the $28.4 million appeal reserve in connection with the termination of our first CMS RAC contract), respectively.

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

Since our initial public offering in August 2012, the price of our common stock, as reported by NASDAQ Global Select Market, has ranged from a low sales price of $0.54 on June 1, 2020 to a high sales price of $14.09 on March 4, 2013. The trading price of our common stock may be significantly affected by various factors, including: quarterly fluctuations in our operating results; the financial projections we may provide to the public, any changes in those projections or our failure to meet those projections; changes in investors’ and analysts’ perception of the business risks and conditions of our business; our ability to meet the earnings estimates and other performance expectations of financial analysts or investors; unfavorable commentary or downgrades of our stock by equity research analysts; changes in our capital structure, such as future issuances of debt or equity securities; our success or failure to obtain new contract awards; lawsuits threatened or filed against us; strategic actions by us or our competitors, such as acquisitions or restructurings; new legislation or regulatory actions; changes in our relationship with any of our significant clients; fluctuations in the stock prices of our peer companies or in stock markets in general; and general economic conditions.

Our significant stockholders have the ability to influence significant corporate activities and our significant stockholders' interests may not coincide with yours.

Parthenon Capital Partners, Prescott Group Management, LLC, Invesco Ltd., and Mill Road Capital Management LLC beneficially owned approximately 24.8%, 23.0%, 18.8%, and 6.4% of our common stock, respectively, as of June 30, 2020. As a result of their ownership, Parthenon Capital Partners, Prescott Group Management, LLC, Invesco Ltd., and Mill Road Capital Management LLC have the ability to influence the outcome of matters submitted to a vote of stockholders and, through our board of directors, the ability to influence decision making with respect to our business direction and policies. Parthenon Capital Partners, Prescott Group Management, LLC, Invesco Ltd., and Mill Road Capital Management LLC may have interests different from our other stockholders’ interests and may vote in a manner adverse to those interests. Matters over which Parthenon Capital Partners, Prescott Group Management, LLC, Invesco Ltd., and Mill Road Capital Management LLC can, directly or indirectly, exercise influence include:

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

PERFORMANT FINANCIAL CORPORATION
Date:	August 12, 2020
		By:	/s/ Lisa Im
Lisa Im

Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Ian Johnston
Ian Johnston

Vice President and Chief Accounting Officer