Form 10-Q
period 2020-09-30
Performant Financial Corp
filed 2020-11-12
CIK 1550695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

Large accelerated filer	☐	Accelerated filer	☐	Emerging growth company	☐

Non-accelerated filer	☐	Smaller reporting company	☒
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
The number of shares of Common Stock outstanding as of November 10, 2020 was 54,756,683.

PERFORMANT FINANCIAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2020
INDEX

i

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,655	$3,373
Restricted cash	1,622	1,622
Trade accounts receivable, net of allowance for doubtful accounts of $21 and $237, respectively	22,414	27,170
Contract assets	2,862	1,339
Prepaid expenses and other current assets	2,846	3,329
Income tax receivable	3,719	164
Total current assets	49,118	36,997
Property, equipment, and leasehold improvements, net	17,647	18,769
Identifiable intangible assets, net	748	925
Goodwill	47,372	74,372
Right-of-use assets	4,948	6,834
Other assets	1,160	975
Total assets	$120,993	$138,872
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of notes payable to related party, net of unamortized debt issuance costs of $1,285 and $130, respectively	$60,440	$3,320
Accrued salaries and benefits	5,045	6,126
Accounts payable	1,372	2,532
Other current liabilities	4,199	3,576
Deferred revenue	1,062	83
Estimated liability for appeals and disputes	1,033	1,018
Lease liabilities	2,338	2,775
Total current liabilities	75,489	19,430
Notes payable to related party, net of current portion and unamortized debt issuance costs of $— and $2,301, respectively	—	58,562
Earnout payable	375	475
Lease liabilities	3,514	4,984
Other liabilities	3,962	1,796
Total liabilities	83,340	85,247
Commitments and contingencies (note 3 and note 4)
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized, 500,000 shares at September 30, 2020 and December 31, 2019 respectively; issued and outstanding 54,735 and 53,900 shares at September 30, 2020 and December 31, 2019, respectively	5	5
Additional paid-in capital	82,326	80,589
Accumulated deficit	(44,678)	(26,969)
Total stockholders’ equity	37,653	53,625
Total liabilities and stockholders’ equity	$120,993	$138,872
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$36,228	$35,903	$115,901	$106,609
Operating expenses:
Salaries and benefits	23,522	28,771	74,493	86,816
Other operating expenses	10,813	12,948	32,075	37,112
Impairment of goodwill	—	—	27,000	—
Total operating expenses	34,335	41,719	133,568	123,928
Income (loss) from operations	1,893	(5,816)	(17,667)	(17,319)
Interest expense	(1,569)	(2,166)	(5,827)	(5,260)
Interest income	6	11	18	33
Income (loss) before provision for (benefit from) income taxes	330	(7,971)	(23,476)	(22,546)
Provision for (benefit from) income taxes	(1,644)	99	(5,767)	412
Net income (loss)	$1,974	$(8,070)	$(17,709)	$(22,958)
Net income (loss) per share
Basic	$0.04	$(0.15)	$(0.33)	$(0.43)
Diluted	$0.04	$(0.15)	$(0.33)	$(0.43)
Weighted average shares
Basic	54,684	53,665	54,299	53,366
Diluted	54,710	53,665	54,299	53,366
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2020					Three Months Ended September 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount				Shares	Amount
Balances at beginning of period	54,462	$5	$81,680	$(46,652)	$35,033	53,648	$5	$78,980	$(15,037)	$63,948
Common stock issued under stock plans, net of shares withheld for employee taxes	273	—	(11)	—	(11)	37	—	(21)	—	(21)
Stock-based compensation expense	—	—	657	—	657	—	—	525	—	525
Recognition of warrant issued in debt financing	—	—	—	—	—	—	—	362	—	362
Net income (loss)	—	—	—	1,974	1,974	—	—	—	(8,070)	(8,070)
Balances at end of period	54,735	$5	$82,326	$(44,678)	$37,653	53,685	$5	$79,846	$(23,107)	$56,744

	Nine Months Ended September 30, 2020					Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount				Shares	Amount
Balances at beginning of period	53,900	$5	$80,589	$(26,969)	$53,625	52,999	$5	$77,370	$(149)	$77,226
Common stock issued under stock plans, net of shares withheld for employee taxes	835	—	(260)	—	(260)	686	—	(432)	—	(432)
Stock-based compensation expense	—	—	1,997	—	1,997	—	—	1,743	—	1,743
Recognition of warrant issued in debt financing	—	—	—	—	—	—	—	1,165	—	1,165
Net loss	—	—	—	(17,709)	(17,709)	—	—	—	(22,958)	(22,958)
Balances at end of period	54,735	$5	$82,326	$(44,678)	$37,653	53,685	$5	$79,846	$(23,107)	$56,744
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(17,709)	$(22,958)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on disposal of assets	88	7
Impairment of goodwill	27,000	—
Depreciation and amortization	4,072	6,698
Right-of-use assets amortization	1,886	1,913
Stock-based compensation	1,997	1,743
Interest expense from debt issuance costs	1,145	896
Earnout mark-to-market	(162)	(1,086)
Changes in operating assets and liabilities:
Trade accounts receivable	4,756	354
Contract assets	(1,523)	(1,159)
Prepaid expenses and other current assets and other assets	298	(219)
Income tax receivable	(3,555)	179
Accrued salaries and benefits	(1,081)	1,236
Accounts payable	(1,160)	460
Deferred revenue and other current liabilities	1,664	280
Estimated liability for appeals and disputes	15	159
Lease liabilities	(1,907)	(2,066)
Other liabilities	2,168	187
Net cash provided by (used in) operating activities	17,992	(13,376)
Cash flows from investing activities:
Purchase of property, equipment, and leasehold improvements	(2,862)	(4,101)
Net cash used in investing activities	(2,862)	(4,101)
Cash flows from financing activities:
Repayment of notes payable	(2,588)	(1,750)
Debt issuance costs paid	—	(68)
Taxes paid related to net share settlement of stock awards	(260)	(466)
Proceeds from exercise of stock options	—	34
Borrowings from notes payable	—	21,000
Net cash (used in) provided by financing activities	(2,848)	18,750
Net increase in cash, cash equivalents and restricted cash	12,282	1,273
Cash, cash equivalents and restricted cash at beginning of period	4,995	7,275
Cash, cash equivalents and restricted cash at end of period	$17,277	$8,548

Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and cash equivalents	$15,655	$6,888
Restricted cash	1,622	1,660
Total cash, cash equivalents and restricted cash at end of period	$17,277	$8,548

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019

Non-cash financing activities:
Recognition of warrants issued in debt financing	$—	$1,165

Supplemental disclosures of cash flow information:
Cash received for income taxes	$2,280	$87
Cash paid for interest	$4,616	$4,363

See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements
(Unaudited)

1. Organization and Description of Business
(a) Basis of Presentation and Organization
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary (consisting only of normal recurring adjustments) for a fair presentation of our financial position at September 30, 2020, and the results of our operations for the three and nine months ended September 30, 2020 and 2019 and cash flows for the nine months ended September 30, 2020 and 2019. Interim financial statements are prepared on a basis consistent with our annual consolidated financial statements. The interim financial statements included herein should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2019.
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
In March 2020, the World Health Organization declared the outbreak of novel coronavirus (“COVID-19”) a pandemic. COVID-19 has had, and will likely continue to have, an impact on the Company’s business, both operationally and financially. For example, many states in which the Company has offices are under state of emergency or other public health emergency and continue to have emergency orders, which has resulted in both management and employees continuing to work remotely (from home).

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
The CARES Act included changes to student loans owned by the Department of Education. These changes include the suspension of payments, the ceasing of accruing interest, and stopping involuntary collections of payments (e.g., wage garnishments). On August 21, 2020, the Department of Education announced that the student loan relief to borrowers would be extended through December 31, 2020. While these changes impact the set-up of new loan rehabilitation agreements by defaulted student loan borrowers, the Department of Education will consider each month during the period of suspended payments as an eligible month towards achieving loan rehabilitation, which is an element in determining future revenue to which the Company is entitled. In addition, student loan revenue and related cash flows will continue during this period because the Company earns revenue for a number of months from existing in-process borrower rehabilitation agreements. Further, while not mandated by the CARES Act, all of the Company’s Guaranty Agency clients (who administer the Federal Family Education Loan Program) are largely complying with the provisions of the Act, with the exception of counting missed payments toward qualification for loan rehabilitation. Given the CARES Act impact on the Company’s recovery activities, the Company had furloughed more than 500 employees by the end of the second quarter, which has resulted in significant savings to date. During this quarter, the Company recalled a number of employees to work on contracts that resumed recovery activities, which resulted in over 300 employees remaining on furlough at the end of this quarter.

The Company’s healthcare business has not been impacted by COVID-19 to the extent that the recovery business has been impacted. While a few healthcare customers placed short term pauses on audit activities during the second quarter and part of third quarter of 2020, the Company has begun to resume growth in its healthcare business.
With respect to favorable impacts to the Company’s liquidity, the CARES Act provided the right to carryback net operating losses from 2018 and 2019 to earlier periods. The Company has already received a cash refund of approximately $2.4 million. The Company further expects to file a refund request for an additional $0.5 million for the 2013 tax year, and an additional refund request for the 2014 tax year which is currently expected to result in a refund of approximately $3.1 million. The CARES Act also allows deferrals and credits for payroll tax amounts, which is expected to result in approximately $3 million in cash savings through 2020.
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
The Company’s contracts are composed primarily of variable consideration. Fees earned under the Company’s recovery service and healthcare audit service contracts consist primarily of contingency fees based on a specified percentage of the amount the Company enables its clients to recover. The contingency fee percentage for a particular recovery depends on the type of recovery or claim facilitated. In certain contracts, the Company can earn additional performance-based bonuses determined based on its performance relative to the client’s other contractors providing similar services.
The Company generally either applies the as-invoiced practical expedient, where its right to consideration corresponds directly to its right to invoice its clients, or the variable consideration allocation exception, where the variable consideration is attributable to one or more, but not all, of the services promised in a series of distinct services that form part of a single performance obligation. As such, the Company has elected the optional exemptions related to the as-invoiced practical expedient and the variable consideration allocation exception, whereby the disclosure of the amount of transaction price allocated to the remaining performance obligations is not required.

The Company estimates variable consideration upon completion of service using an output method to measure the satisfaction of its performance obligations and recognizes such revenue over the performance period only if it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The Company exercises judgment to estimate the amount of constraint on variable consideration based on the facts and circumstances of the relevant contract operations and availability and reliability of data. Although the Company believes the estimates made are reasonable and appropriate, different assumptions and estimates could materially impact the amount of variable consideration.
For contracts that contain a refund right, these amounts are considered variable consideration and the Company estimates its refund exposure and recognizes revenue net of such estimate.
Under certain contracts, consideration can include periodic performance-based bonuses which can be awarded based on the Company’s performance under the specific contract. These performance-based bonuses are considered variable and may be constrained by the Company until there is not a risk of a material reversal.
The Company has applied the as-invoiced practical expedient or the variable consideration allocation exception to contracts with performance obligations that have an average remaining duration of less than a year.
For certain recovery contracts, revenue is recognized when the clients collect on amounts owed to them as a result of the Company’s services. For student loan recovery services, loan rehabilitation revenue is recognized when the rehabilitated loans are funded by clients. Bonuses are recognized upon receipt of official notification of bonus awards from customers.
For healthcare claims audit contracts, the Company may recognize revenue upon delivering the results of claims audits, when sufficient reliable information is available to the Company for estimating the variable consideration earned based on an output metric that reasonably measures the Company's satisfaction of its performance obligation.
For coordination-of-benefits contracts, the Company recognizes revenue when insurance companies or other responsible parties have remitted payments to the clients.
For customer care / outsourced services clients, the Company recognizes revenues based on the volume of processed transactions or the quantity of labor hours provided.

The following table presents revenue disaggregated by category for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Healthcare	17,566	10,757	49,682	29,040
Recovery (1)	15,443	20,936	55,876	64,418
Customer Care / Outsourced Services	3,219	4,210	10,343	13,151
Total Revenues	$36,228	$35,903	$115,901	$106,609
(1)Represents student lending, state and municipal tax authorities, IRS and Department of Treasury markets, select financial institutions, as well as Premiere Credit of North America.
Healthcare providers have the right to appeal claims audit findings and may pursue additional appeals if the initial appeal is found in favor of healthcare clients. For coordination-of-benefits contracts, insurance companies or other responsible parties may dispute the Company’s findings regarding our clients not being the primary payer of healthcare claims. Total estimated liability for appeals and disputes was $1.0 million and $1.0 million as of September 30, 2020 and December 31, 2019, respectively. This represents the Company’s best estimate of the amount probable of being refunded to the Company’s healthcare clients following successful appeals of claims or disputes of responsible payer for which commissions were previously collected.
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company determines the allowance for doubtful accounts by specific identification. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is consider remote. The allowance for doubtful accounts was $21 thousand and $0.2 million at September 30, 2020 and December 31, 2019, respectively.
The Company determined that it does not have any material costs related to obtaining or fulfilling a contract that are recoverable and as such, these contract costs are generally expensed as incurred.
The Company had contract assets of $2.9 million and $1.3 million as of September 30, 2020 and December 31, 2019, respectively. Contract assets relate to the Company’s rights to payment for services completed, but not invoiced at the reporting date, and receipt of payment is conditional upon factors other than the passage of time. Contract assets primarily consist of completed claims audit findings submitted to healthcare clients. Generally, the Company’s right to payment occurs when healthcare providers have paid our healthcare clients. The change in contract assets primarily resulted from an update in the measure of progress under certain contracts, consideration earned for services provided to healthcare clients, offset by invoiced amounts. Contract assets are recorded to accounts receivable when the rights become unconditional and amounts are invoiced. There was no impairment loss related to contract assets for the three and nine months ended September 30, 2020.
The Company had contract liabilities of $1.1 million and $0.1 million as of September 30, 2020 and December 31, 2019, respectively, which are included in deferred revenue on the consolidated balance sheets. The Company’s contract liabilities mainly relate to an advance recovery commission payment received from a client, for which the Company anticipates revenue to be recognized as services are delivered.

(d) Prepaid Expenses and Other Current Assets
At September 30, 2020, prepaid expenses and other current assets were $2.8 million and included approximately $2.0 million related to prepaid software licenses and maintenance agreements, $0.1 million for prepaid insurance, and $0.7 million for various other prepaid expenses. At December 31, 2019, prepaid expenses and other current assets were $3.3 million and included approximately $2.2 million related to prepaid software licenses and maintenance agreements, $0.7 million for prepaid insurance, and $0.4 million for various other prepaid expenses.
(e) Impairment of Goodwill and Long-Lived Assets
Goodwill is reviewed for impairment at least annually or as certain events or conditions arise. The balance of goodwill was $47.4 million as of September 30, 2020 and $74.4 million as of December 31, 2019. The economic impact from the COVID-19 pandemic was a triggering factor requiring an interim assessment of goodwill for impairment. In performing the quantitative assessment of goodwill, if the carrying value of the Company, as one reporting unit, exceeds its fair value, goodwill is considered impaired. The amount of impairment loss is measured as the difference between the carrying value and the fair value of the reporting unit.
Impairment testing is based upon the best information available and estimates of fair value which incorporate assumptions marketplace participants would use in making their estimates of fair value. Significant assumptions and estimates are required, including, but not limited to, our market capitalization, projecting future cash flows and other assumptions, to estimate the fair value of the reporting unit. Although the Company believes the assumptions and estimates made are reasonable and appropriate, different assumptions and estimates could materially impact the amount of impairment. Based on management’s analysis, we concluded that the carrying value of our reporting unit was not greater than its fair value as of September 30, 2020, as such there was no impairment charge for the three months ended September 30, 2020. For the nine months ended September 30, 2020, a non-cash goodwill impairment charge of $27.0 million was recorded. The goodwill impairment charges had no impact on the Company’s cash flows or compliance with debt covenants.
Long-lived assets and intangible assets that are subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. There was no need to impair long-lived assets or intangible assets as of September 30, 2020.
(f) Other Current Liabilities
At September 30, 2020, other current liabilities primarily included $1.9 million for services received for which we have not received an invoice, $1.6 million for accrued settlement costs, $0.3 million for third party fees and equipment financing payables, and $0.4 million for estimated workers' compensation claims incurred but not reported. At December 31, 2019, other current liabilities primarily included $2.2 million for services received for which we have not received an invoice, $0.6 million for insurance premium financing payables, $0.3 million for accrued subcontractor fees, and $0.3 million for estimated workers' compensation claims incurred but not reported.
(g)    New Accounting Pronouncements

In August 2018, the FASB issued Accounting Standards Update (ASU) 2018-13, "Fair Value Measurements," which eliminates, adds, or modifies certain disclosure requirements for fair value measurements. Entities will no longer be required to disclose the amount of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, but will be required to disclose the range and weighted average used to develop significant unobservable inputs for Level 3 fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within that fiscal year. The Company adopted this pronouncement on January 1, 2020, noting no impact to the consolidated financial statements as the amounts subject to Level 3 fair value measurements are not material.

In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes". This ASU clarifies and simplifies accounting for income taxes by eliminating certain exceptions for intra-period tax allocation principles and the methodology for calculating income tax rates in an interim period, among other updates. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company is evaluating the effect of the adoption of this pronouncement.

In February 2020, the FASB issued ASU 2020-02, “Financial Instruments - Credit Losses (Topic 326) and Leases (Topic 842) – Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842).” This ASU provides updated guidance on how an entity should measure credit losses on financial instruments, including trade receivables, held at the reporting date. The amendments make each Topic easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. It also addresses transition and open effective date information for Topic 842. ASU 2016-13, ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-11 and ASU 2020-02 (collectively, “ASC 326”) are effective for public entities for fiscal years beginning after December 15, 2019, except for Smaller Reporting Companies. This ASU is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022.

In March 2020, the FASB issued ASU No 2020-04, “Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting” (“ASU 2020-04”). ASU 2020-04 provides temporary optional expedients and exceptions to the US GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. ASU 2020-04 is effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company does not expect ASU 2020-04 to have a material effect on the Company’s current financial position, results of operations or financial statement disclosures.

2. Property, Equipment, and Leasehold Improvements
Property, equipment, and leasehold improvements consist of the following at September 30, 2020 and December 31, 2019 (in thousands):

	September 30, 2020	December 31, 2019
Land	$1,943	$1,943
Building and leasehold improvements	8,085	8,124
Furniture and equipment	6,132	6,257
Computer hardware and software	79,400	79,066
	95,560	95,390
Less accumulated depreciation and amortization	(77,913)	(76,621)
Property, equipment and leasehold improvements, net	$17,647	$18,769
Depreciation expense of property, equipment and leasehold improvements was $1.2 million and $2.1 million for the three months ended September 30, 2020 and 2019, respectively, and $3.9 million and $6.5 million for the nine months ended September 30, 2020 and 2019, respectively.
3. Credit Agreement
On August 7, 2017, we, through our wholly-owned subsidiary Performant Business Services, Inc. (the "Borrower"), entered into a credit agreement (as amended, the “Credit Agreement”) with ECMC Group, Inc.  Before the amendment described below, the Credit Agreement provided for a term loan facility in the initial amount of $44 million (the “Initial Term Loan”) and for up to $15 million of additional term loans (“Additional Term Loans”; and together with the Initial Term Loan, the “Loans”) which original Additional Term Loans were initially able to be drawn until the second anniversary of the funding of the Initial Term Loans, subject to the satisfaction of customary conditions.  On August 31, 2018, we entered into Amendment No. 2 to the Credit Agreement to among other things (i) extend the maturity date of the Initial Term Loan and any Additional Term Loans by one year to August 2021, (ii) expand the Additional Term Loans commitment from $15 million to $25 million, (iii) extend the period during which Additional Term Loans can be borrowed by one year to August 2020 and, (iv) relieve the Borrower from its obligations to comply with the financial covenants in the Credit Agreement during the six fiscal quarters following the Premiere acquisition.

On March 21, 2019, we entered into Amendment No. 3 to the Credit Agreement to, among other things, relieve the Borrower from its obligation to comply with the financial covenants in the Credit Agreement until the quarter ending June 30, 2020. As of September 30, 2019, the Company has borrowed all of the $25 million available as Additional Term Loans.

As of September 30, 2020, $61.7 million was outstanding under the Credit Agreement. While this amount is classified in current liabilities, we have the option to extend the maturity of the Loans for two additional one-year periods, subject to the satisfaction of customary conditions.
The Loans bear interest at the one-month LIBOR rate (subject to a 1% per annum floor) plus a margin which may vary from 5.5% per annum to 10.0% per annum based on our total debt to EBITDA ratio. Our annual interest rate at September 30, 2020 was 8.0% and 11.8% at December 31, 2019. We are required to pay 5% of the original principal balance of the Loans annually in quarterly installments and to make mandatory prepayments of the Loans with a percentage of our excess cash flow which may vary between 75% and 0% depending on our total debt to EBITDA ratio and from the net cash proceeds of certain asset dispositions and debt not otherwise permitted under the Credit Agreement, in each case, subject to the lender's right to decline to receive such payments.
The Credit Agreement contains certain restrictive financial covenants that became effective on June 30, 2020, which require, among other things, that we: (1) achieve a minimum fixed charge coverage ratio of 1.0 through December 31, 2020 and 1.25 to 1.0 through June 30, 2022 if the maturity date of the Loans is extended until the fifth anniversary of the Closing Date and (2) maintain a maximum total debt to EBITDA ratio of 6.00 to 1.00. The Credit Agreement also contains covenants that restrict the Company's and its subsidiaries’ ability to incur certain types or amounts of indebtedness, incur liens on certain assets, make material changes in corporate structure or the nature of its business, dispose of material assets, engage in a change in control transaction, make certain foreign investments, enter into certain restrictive agreements, or engage in certain transactions with affiliates. The Credit Agreement also contains various customary events of default, including with respect to change of control of the Company or its ownership of the Borrower.
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
Outstanding debt obligations are as follows (in thousands):

September 30, 2020
Principal amount	$61,725
Less: unamortized discount and debt issuance costs	(1,285)
Notes payable less unamortized discount and debt issuance costs	60,440
Less: current maturities, net of unamortized discount and debt issuance costs	(60,440)
Long-term notes payable, net of current maturities and unamortized discount and debt issuance costs	$—
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
Operating lease expense was $0.8 million and $0.8 million for the three months ended September 30, 2020 and 2019, respectively, and $2.3 million and $2.5 million for the nine months ended September 30, 2020 and 2019, respectively.

Supplemental cash flow and other information related to operating leases was as follows:

	September 30, 2020	September 30, 2019
Weighted Average Remaining Lease Term (in years)	3.1	3.9
Weighted Average Discount Rate	6.7%	6.5%
Cash paid for amounts included in the measurement of operating lease liabilities	$2.2 million	$2.7 million

The following is a schedule, by years, of maturities of lease liabilities as of September 30, 2020 (in thousands):

Year Ending December 31,	Amount
Remainder of 2020	842
2021	2,401
2022	1,700
2023	578
2024	585
Thereafter	398
Total undiscounted cash flows	$6,504
Less imputed interest	$(652)
Present value of lease liabilities	$5,852
5. Stock-Based Compensation
(a) Stock Options
Total stock-based compensation expense charged as salaries and benefits expense in the consolidated statements of operations was $2.0 million and $1.7 million for the nine months ended September 30, 2020 and 2019, respectively.
The following table sets forth a summary of the Company's stock option activity for the nine months ended September 30, 2020:

	Outstanding Options	Weighted average exercise price per share	Weighted average remaining contractual life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2019	1,991,166	$10.06	2.81	$—
Granted	—	—		—
Forfeited	(163,605)	7.48		—
Exercised	—	—		—
Outstanding at September 30, 2020	1,827,561	$10.29	2.19	$—
Vested and exercisable at September 30, 2020	1,827,561	$10.29	2.19	$—

The Company recognizes share-based compensation costs as expense on a straight-line basis over the option vesting period, which generally is four years.

(b) Restricted Stock Units and Performance Stock Units

The following table summarizes restricted stock unit and performance stock unit activity for the nine months ended September 30, 2020:

	Number of Awards	Weighted average grant date fair value per share
Outstanding at December 31, 2019	3,254,254	$2.12
Granted	2,804,479	0.64
Forfeited	(158,783)	2.18
Vested and converted to shares, net of units withheld for taxes	(835,073)	2.02
Units withheld for taxes	(318,481)	2.02
Outstanding at September 30, 2020	4,746,396	$1.27
Expected to vest at September 30, 2020	4,516,968	$1.22
Restricted stock units and performance stock units granted under the Performant Financial Corporation Amended and Restated 2012 Stock Incentive Plan generally vest over periods ranging from one year to four years.
6. Income Taxes

Our effective income tax rate changed to 25% for the nine months ended September 30, 2020 from (2)% for the nine months ended September 30, 2019. The change in the effective tax rate is primarily driven by the net operating loss (“NOL”) carryback benefit recorded as a result of the newly enacted provisions of the CARES Act for the nine months ended September 30, 2020.

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

On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. This modification significantly impacts the Company by allowing for the carryback of 2018 and 2019 NOL to tax years 2013 and 2014, respectively. These NOL carryforwards had been represented in the December 31, 2019 financial statements by deferred tax assets (“DTA”) for which a valuation allowance had been recorded as the Company did not expect that these DTA would be more likely than not realizable in future periods. As a result of carrying back the NOL, the Company is recognizing an income tax benefit of $5.9 million associated with these previously unrecognized DTA in the nine months ended September 30, 2020.

7. Net Income (Loss) per Share
For the three and nine month periods ended September 30, 2020 and 2019, basic net income (loss) per share is calculated by dividing net loss by the sum of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of common stock and dilutive common share equivalents outstanding during the period. Common share equivalents consist of stock options, restricted stock units, performance stock units, and warrants. When there is a loss in the period, dilutive common share equivalents are excluded from the calculation of diluted earnings per share, as their effect would be anti-dilutive. For example, for the nine months ended September 30, 2020 and 2019, respectively, diluted weighted average shares outstanding are the same as basic average shares outstanding. When there is net income in the period, the Company excludes stock options, restricted stock units, performance stock units and warrants from the calculation of diluted earnings per share when their combined exercise price and unamortized fair value exceeds the average market price of the Company's common stock because their effect would be anti-dilutive.

The following table reconciles the basic to diluted weighted average shares outstanding using the treasury stock method (shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Weighted average shares outstanding – basic	54,684	53,665	54,299	53,366
Dilutive effect of stock options	26	—	—	—
Weighted average shares outstanding – diluted	54,710	53,665	54,299	53,366
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
COVID-19 Pandemic
On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The COVID-19 pandemic has become widespread in the United States, including the areas in which the Company conducts its business operations. State and local governments in places where our primary offices are located, as well as certain of our clients, have enacted emergency orders as well as restrictions to travel and business activities, all of which have had a significant negative impact on our business as well as global economic conditions.

We took proactive actions early on to protect the health of our employees and their families. As the COVID-19 pandemic worsened into April 2020, we required almost all personnel to work remotely and we restricted access to our sites to personnel who are required to perform critical business continuity activities. To date, we continue to require most personnel to work remotely.

While we believe that we have taken steps that will allow us to operate in a virtual or remote fashion as a result of the COVID-19 pandemic, the extent of the COVID-19 pandemic’s effect on our operational and financial performance will depend on many factors, including the duration, spread and intensity of the pandemic, additional protective measures implemented by governmental authorities or by us to protect our employees, and effects of the pandemic and such protective measures on our clients, all of which are uncertain and difficult to predict. As a result, it is not currently possible to ascertain or predict the overall long-term impact of the COVID-19 pandemic on our business. In the second and third quarters of 2020, certain of our customers, including federal and state governments, delayed the recovery and audit services that we provide, which had a material negative impact on our revenues. For example, pursuant to the terms of the CARES Act enacted in March 2020, the U.S. Federal government suspended payments, ceased accruing interest, and stopped involuntary collections of payments (e.g., wage garnishments) for student loans owned by the Department of Education through September 30, 2020, which was subsequently extended through December 31,2020. By the end of the second quarter of 2020, we had furloughed over 500 employees in our recovery business, in response to the suspension of certain of our recovery customer contracts. Subsequently, we recalled a number of employees to work on customer contracts that resumed recovery activities during the third quarter of 2020, which resulted in over 300 employees remaining on furlough as of September 30, 2020. If the COVID-19 pandemic persists or if overall global or localized economic activity continues to contract for any further appreciable length of time, it will continue to have a material adverse effect on our business, results of operations, financial condition and cash flows.

Our healthcare business has not experienced a similar level of impact as the recovery business. While a few other healthcare customers placed short term pauses on audit activities during the second quarter and part of the third quarter of 2020, we have begun to resume growth in other healthcare offerings.

There continues to be significant uncertainty around the breadth and duration of business disruptions related to COVID-19 pandemic, as well as its impact on the U.S. economy, the ongoing business operations of our clients or our results of operations and financial condition. As the number of positive COVID-19 cases in the U.S. increased through the third quarter, and is expected to continue to rise through the end of the year, we expect to experience a continued impact on our results of operations and financial condition through the end of the year and into 2021.While the financial impact of the COVID-19 pandemic cannot be fully estimated at this point, our management team continues to actively monitor the impact of the COVID-19 pandemic on our current financial projections and is prepared to take further actions to alter our business operations that we determine are in the best interests of our employees and clients, or as required by federal, state, or local authorities. The assumptions and estimates underlying our current financial projections would be adjusted accordingly.

The following discussions are subject to the future effects of the COVID-19 pandemic on our ongoing business operations.

Sources of Revenues
We derive our revenues from services for clients in a variety of different markets. These markets include our two largest markets, healthcare and recovery, as well as our other markets which include but are not limited to outsourced call center services, delinquent state and federal taxes and federal treasury and other receivables.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Healthcare	17,566	10,757	49,682	29,040
Recovery (1)	15,443	20,936	55,876	64,418
Customer Care / Outsourced Services	3,219	4,210	10,343	13,151
Total Revenues	$36,228	$35,903	$115,901	$106,609
(1)Represents student lending, state and municipal tax authorities, IRS and Department of Treasury markets, select financial institutions, as well as Premiere Credit of North America.

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
For our commercial healthcare business, our business strategy is focused on utilizing our technology-enabled services platform to provide audit, third-party liability recovery and analytical services for private healthcare payers. Revenues from our commercial healthcare clients were $16.8 million for the nine months ended September 30, 2020 compared to revenues of $11.3 million that we earned from our commercial healthcare clients during the nine months ended September 30, 2019.
On October 5, 2017, we announced that we were awarded the Medicare Secondary Payer Commercial Payment Center (MSP) contract by the Centers for Medicare and Medicaid Services (“CMS"). Under this agreement, we are responsible for coordination-of-benefits, which includes identifying and recovering payments in situations where Medicare should not be the primary payer of healthcare claims because a beneficiary has other forms of insurance coverage, such as through an employer group health plan or certain other payers.

On October 26, 2016, CMS awarded two new Medicare Recovery Audit Contractor (“RAC") contracts, for audit Regions 1 and 5. The RAC contract award for Region 1 allows us to continue our audit of payments under Medicare’s Part A and Part B for all provider types other than Durable Medical Equipment, Prosthetics, Orthotics and Supplies (DMEPOS) and home health and hospice within an 11 state region in the Northeast and Midwest. The Region 5 RAC contract provides for the post-payment review of DMEPOS and home health and hospice claims nationally.

Healthcare providers have the right to appeal a claim and may pursue additional appeals if the initial appeal is found in favor of the healthcare providers. In addition, healthcare providers or other insurers may dispute our findings regarding Medicare not being the primary payer of healthcare claims. Our total estimated liability for appeals and disputes was $1.0 million and $1.0 million as of September 30, 2020 and December 31, 2019, respectively. This represents our best estimate of the amount probable of being refunded to our healthcare clients following successful appeals of claims or disputes for which commissions were previously collected.
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
We also service the federal agency market, which consists of government debt subrogated to the Department of the Treasury by numerous different federal agencies, comprising a mix of commercial and individual obligations and a diverse range of receivables. These debts are managed by the Bureau of the Fiscal Service (formerly the Department of Financial Management Service), a bureau of the Department of the Treasury.
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
An important metric in evaluating our student lending business is Placement Volume. Our Placement Volume represents the dollar volume of defaulted student loans first placed with us during the specified period by public and private clients for recovery. Placement Volume allows us to measure and track trends in the amount of inventory our clients in the student lending market are placing with us during any period. The revenues associated with the recovery of a portion of these loans may be recognized in subsequent accounting periods, which assists management in estimating future revenues and in allocating resources necessary to address current Placement Volumes. As a result of the Department of Education’s termination of our January 2018 contract and its last procurement in its entirety, all of our Placement Volume is currently coming from GAs. For the nine months ended September 30, 2020 and 2019, the placement volume was $211.1 million, and $2.3 billion, respectively.
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
Costs and Expenses
We generally report two categories of operating expenses: salaries and benefits and other operating expense. Salaries and benefits expenses consist primarily of salaries and performance incentives paid and benefits provided to our employees. Other operating expenses include expenses related to our use of subcontractors, other production related expenses, including costs associated with data processing, retrieval of medical records, printing and mailing services, amortization and other outside services, as well as general corporate and administrative expenses.
Factors Affecting Our Operating Results
Our results of operations are influenced by a number of factors, including costs associated with commencing new contracts, allocation of placement volume, claim recovery volume, contingency fees, regulatory matters, client contract cancellation and macroeconomic factors.
Costs Associated with Commencing New Contracts

When we obtain an engagement with a new client or a new contract with an existing client, it typically takes a long period of time to plan our services in detail, which includes integrating our technology, processes and resources with the client’s operations and hiring new employees, before we receive any revenues from the new client or new contract. Our clients may also experience delays in obtaining approvals or managing protests from unsuccessful bidders, such as the lengthy protests on the Department of Education's contract procurement process in 2018, or delays associated with system implementations, such as the delays experienced with the implementation of our first RAC contracts with CMS. If we are not able to pay the upfront expenses out of cash from operations or availability of borrowings under our lending arrangements, we may scale back our operations or alter our business plans, either of which could prevent of us from earning future revenues under any such new client or new contract engagements.

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
For example, the passage of the Student Aid and Fiscal Responsibility Act, or SAFRA, in 2010 had the effect of transferring the origination of all government-supported student loans to the Department of Education, thereby ending all student loan originations guaranteed by the GAs. Loans guaranteed by the GAs represented approximately 70% of government-supported student loans originated in 2009. While the GAs will continue to service existing outstanding student loans for years to come, this legislation means that there will be no further growth in student loans held by GAs. Further, we are seeing a larger amount of defaulted student loans in our GA clients' portfolios that have been previously rehabilitated and by regulation are not subject to rehabilitation for a second time. As a result of both of these factors, our placement volume of defaulted student loans and related rehabilitation revenues have both been reduced significantly over the prior two years and may continue to be reduced over time.

Further, pursuant to the terms of the CARES Act enacted in March 2020, the U.S. federal government suspended payments, ceased accruing interest, and stopped involuntary collections of payments (e.g., wage garnishments) for student loans owned by the Department of Education through September 30, 2020, which was subsequently extended through December 31, 2020.

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
    Our contracts are composed primarily of variable consideration. Fees earned under our recovery service and healthcare audit service contracts consist primarily of contingency fees based on a specified percentage of the amount we enable our clients to recover. The contingency fee percentage for a particular recovery depends on the type of recovery or claim facilitated. In certain contracts, we can earn additional performance-based consideration determined based on its performance relative to a client’s other contractors providing similar services.

We generally either apply the as-invoiced practical expedient, where our right to consideration corresponds directly to our right to invoice our clients, or the variable consideration allocation exception, where the variable consideration is attributable to one or more, but not all, of the services promised in a series of distinct services that form part of a single performance obligation. As such, we have elected the optional exemptions related to the as-invoiced practical expedient and the variable consideration allocation exception, whereby the disclosure of the amount of transaction price allocated to the remaining performance obligations is not required.

We estimate variable consideration upon completion of service using an output method to measure the satisfaction of our performance obligations and recognize such revenue over the performance period only if it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. We exercise judgment to estimate the amount of constraint on variable consideration based on the facts and circumstances of the relevant contract operations and the availability and reliability of data. Although we believe the estimates made are reasonable and appropriate, different assumptions and estimates could materially impact the amount of variable consideration.

    For contracts that contain a refund right, these amounts are considered variable consideration, and we estimate our refund liability for each claim and recognize revenue net of such estimate.
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

There was no impairment charge to goodwill for the three months ended September 30, 2020. We recorded a non-cash impairment charge to goodwill of $27.0 million for the nine months ended September 30, 2020. This was mainly due to the decrease in our stock price and associated market capitalization in the prior quarters. There has been significant negative impact to the global economy and the public securities markets as a result of the COVID-19 pandemic. As a result, our goodwill is at elevated risk of additional impairment should there be further decline in our stock price and associated market capitalization, which may result in potentially material non-cash charge to our earnings.
Recent Accounting Pronouncements
See "New Accounting Pronouncements" in Note 1(g) of the Consolidated Financial Statements included in Part I - Item 1 of this report.

Results of Operations
Three Months Ended September 30, 2020 compared to the Three Months Ended September 30, 2019
The following table represents our historical operating results for the periods presented:

	Three Months Ended September 30,
	2020	2019	$ Change	% Change
	(in thousands)
Consolidated Statement of Operations Data:
Revenues	$36,228	$35,903	$325	1%
Operating expenses:
Salaries and benefits	23,522	28,771	5,249	18%
Other operating expenses	10,813	12,948	2,135	16%
Total operating expenses	34,335	41,719	7,384	18%
Income (loss) from operations	1,893	(5,816)	7,709	133%
Interest expense	(1,569)	(2,166)	597	28%
Interest income	6	11	(5)	(45)%
Income (loss) before provision for (benefit from) income taxes	330	(7,971)	8,301	104%
Provision for (benefit from) income taxes	(1,644)	99	1,743	1,761%
Net income (loss)	$1,974	$(8,070)	$10,044	124%

Revenues
Total revenues were $36.2 million for the three months ended September 30, 2020, an increase of approximately 1%, compared to total revenues of $35.9 million for the three months ended September 30, 2019.
Healthcare revenues were $17.6 million for the three months ended September 30, 2020, representing an increase of $6.8 million, or 63%, compared to the three months ended September 30, 2019. This increase in healthcare revenues was primarily attributable to an increase in revenues earned under our coordination-of-benefits contracts.

Recovery revenues were $15.4 million for the three months ended September 30, 2020, representing a decrease of $5.5 million, or 26%, compared to the three months ended September 30, 2019. The decrease was primarily due to the COVID-19 pandemic that resulted in many of our customers pausing work on our recovery contracts.
Customer Care / Outsourced Services revenues were $3.2 million for the three months ended September 30, 2020, representing a decrease of $1.0 million, or 24%, compared to the three months ended September 30, 2019. The decrease was primarily due to reduced demand for our services as a result of the COVID-19 pandemic.
Salaries and Benefits
Salaries and benefits expense was $23.5 million for the three months ended September 30, 2020, a decrease of $5.2 million, or 18%, compared to salaries and benefits expense of $28.8 million for the three months ended September 30, 2019. The decrease in salaries and benefits expense was primarily driven by furloughs of employees due to a pause in our services that resulted from the COVID-19 pandemic.
Other Operating Expenses
Other operating expenses were $10.8 million for the three months ended September 30, 2020, compared to other operating expenses of $12.9 million for the three months ended September 30, 2019. The decrease in other operating expenses was primarily due to lower activity levels resulting from the pause in recovery services provided.

Income (Loss) from Operations
As a result of the factors described above, income from operations was $1.9 million for the three months ended September 30, 2020, compared to loss from operations of $5.8 million for the three months ended September 30, 2019, an increase $7.7 million.
Interest Expense
Interest expense was $1.6 million for the three months ended September 30, 2020, compared to $2.2 million for the three months ended September 30, 2019. Interest expense decreased by approximately $0.6 million or 28% for the three months ended September 30, 2020 due to a lower interest rate in 2020 compared to 2019.
Income Taxes
We recognized an income tax benefit of $1.6 million for the three months ended September 30, 2020, compared to an income tax expense of $0.1 million for the three months ended September 30, 2019. Our effective income tax rate changed to (498)% for the three months ended September 30, 2020, from (1)% for the three months ended September 30, 2019. The change in the effective tax rate is primarily driven by the net operating loss (“NOL”) carryback benefit recorded as a result of the newly enacted provisions of the CARES Act for the three months ended September 30, 2020.
Net Income (Loss)
As a result of the factors described above, net income was $2.0 million for the three months ended September 30, 2020, which represented an increase of approximately $10.0 million, or 124%, compared to net loss of $8.1 million for the three months ended September 30, 2019.

Nine Months Ended September 30, 2020 compared to the Nine Months Ended September 30, 2019
The following table represents our historical operating results for the periods presented:

	Nine Months Ended September 30,
	2020	2019	$ Change	% Change
	(in thousands)
Consolidated Statement of Operations Data:
Revenues	$115,901	$106,609	$9,292	9%
Operating expenses:
Salaries and benefits	74,493	86,816	12,323	14%
Other operating expenses	32,075	37,112	5,037	14%
Impairment of goodwill	27,000	—	(27,000)	—%
Total operating expenses	133,568	123,928	(9,640)	(8)%
Loss from operations	(17,667)	(17,319)	(348)	(2)%
Interest expense	(5,827)	(5,260)	(567)	(11)%
Interest income	18	33	(15)	(45)%
Loss before provision for (benefit from) income taxes	(23,476)	(22,546)	(930)	(4)%
Provision for (benefit from) income taxes	(5,767)	412	(6,179)	(1,500)%
Net loss	$(17,709)	$(22,958)	$5,249	23%

Revenues
Total revenues were $115.9 million for the nine months ended September 30, 2020, an increase of approximately $9.3 million or 9%, compared to revenues of $106.6 million for the nine months ended September 30, 2019.
Healthcare revenues were $49.7 million for the nine months ended September 30, 2020, representing an increase of $20.6 million or 71%, compared to the nine months ended September 30, 2019. This increase in healthcare revenues is primarily attributable to an increase in revenues earned under our coordination-of-benefits contracts.

Recovery revenues were $55.9 million for the nine months ended September 30, 2020, representing a decrease of $8.5 million, or (13)%, compared to the nine months ended September 30, 2019. The decrease was primarily due to our customers pausing work under our recovery contracts as a result of the COVID-19 pandemic.
Customer Care / Outsourced Services revenues were $10.3 million for the nine months ended September 30, 2020, representing a decrease of $2.8 million, or (21)%, compared to the nine months ended September 30, 2019. The decrease was primarily due to reduced demand for our services as a result of the COVID-19 pandemic.
Salaries and Benefits
Salaries and benefits expense was $74.5 million for the nine months ended September 30, 2020, a decrease of $12.3 million, or 14%, compared to salaries and benefits expense of $86.8 million for the nine months ended September 30, 2019. The decrease in salaries and benefits expense was primarily driven by furloughs of employees due to a pause in our services that resulted from the COVID-19 pandemic.
Other Operating Expenses
Other operating expenses were $32.1 million for the nine months ended September 30, 2020, a decrease of $5.0 million, or 14% compared to other operating expenses of $37.1 million for the nine months ended September 30, 2019. The decrease in other operating expenses was primarily due to lower activity levels resulting from the pause in recovery services as a result of the COVID-19 pandemic.
Impairment of Goodwill
Impairment of goodwill was $27.0 million for the nine months ended September 30, 2020, compared to none for the nine months ended September 30, 2019. The impairment was a non-cash charge due to the decrease in our stock price and associated market capitalization during the prior quarters of this year.
Loss from Operations
As a result of the factors described above, loss from operations was $17.7 million for the nine months ended September 30, 2020, compared to loss from operations of $17.3 million for the nine months ended September 30, 2019, an increase in loss from operations of $0.3 million.

Interest Expense
Interest expense was $5.8 million for the nine months ended September 30, 2020, compared to $5.3 million for the nine months ended September 30, 2019. Interest expense increased by approximately $0.5 million or 11% for the nine months ended September 30, 2020, due to a higher average outstanding debt balance in 2020 compared to 2019.
Income Taxes
We recognized an income tax benefit of $5.8 million for the nine months ended September 30, 2020, compared to an income tax expense of $0.4 million for the nine months ended September 30, 2019. Our effective income tax rate changed to 25% for the nine months ended September 30, 2020, from (2)% for the nine months ended September 30, 2019. The change in the effective tax rate is primarily driven by the NOL carryback benefit recorded as a result of the newly enacted provisions of the CARES Act for the nine months ended September 30, 2020,

On March 27, 2020, the CARES Act was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. This modification significantly impacts the Company by allowing for the carryback of 2018 and 2019 NOL to tax years 2013 and 2014, respectively. These NOL carryforwards had been represented in the December 31, 2019 financial statements by DTA for which a valuation allowance had been recorded as we did not expect that these DTA would be more likely than not realizable in future periods. As a result of carrying back the NOL, we are recognizing an income tax benefit of $5.9 million associated with these previously unrecognized DTA in the nine months ended September 30, 2020.

Net Loss
As a result of the factors described above, net loss was $17.7 million for the nine months ended September 30, 2020, which represented a decrease of $5.2 million, or 23%, compared to net loss of $23.0 million for the nine months ended September 30, 2019.

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
Our use of adjusted EBITDA and adjusted net income has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under U.S. GAAP. Some of these limitations are:
•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;
•adjusted EBITDA does not reflect interest expense on our indebtedness;
•adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
•adjusted EBITDA does not reflect tax payments;
•adjusted EBITDA and adjusted net income do not reflect the potentially dilutive impact of equity-based compensation;
•adjusted EBITDA and adjusted net income do not reflect the impact of certain non-operating expenses resulting from matters we do not consider to be indicative of our core operating performance; and
•other companies may calculate adjusted EBITDA and adjusted net income differently than we do, which reduces its usefulness as a comparative measure.

Because of these limitations, you should consider adjusted EBITDA and adjusted net income alongside other financial performance measures, including net income and our other U.S. GAAP results. The following tables present a reconciliation of adjusted EBITDA and adjusted net income for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Adjusted EBITDA:
Net income (loss)	$1,974	$(8,070)	$(17,709)	$(22,958)
Provision for (benefit from) income taxes	(1,644)	99	(5,767)	412
Interest expense (1)	1,569	2,166	5,827	5,260
Interest income	(6)	(11)	(18)	(33)
Depreciation and amortization	1,277	2,141	4,072	6,698
Impairment of goodwill (5)	—	—	27,000	—
Earnout mark-to-market (6)	—	(174)	(162)	(1,086)
Stock-based compensation	657	525	1,997	1,743
Adjusted EBITDA	$3,827	$(3,080)	$15,240	$(9,655)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Adjusted Net Income (Loss):
Net income (loss)	$1,974	$(8,070)	$(17,709)	$(22,958)
Stock-based compensation	657	525	1,997	1,743
Amortization of intangibles (2)	58	65	176	176
Impairment of goodwill (5)	—	—	27,000	—
Deferred financing amortization costs (3)	249	353	1,145	896
Earnout mark-to-market (6)	—	(174)	(162)	(1,086)
Tax adjustments (4)	265	(279)	(8,293)	(561)
Adjusted net income (loss)	$3,203	$(7,336)	$4,154	$(21,481)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)		(in thousands)
Adjusted Net Income (Loss) Per Diluted Share:
Net income (loss)	$1,974	$(8,070)	$(17,709)	$(22,958)
Plus: Adjustment items per reconciliation of adjusted net income (loss)	1,229	734	21,863	1,477
Adjusted net income (loss)	3,203	(7,336)	4,154	(21,481)
Adjusted net income (loss) per diluted share	$0.06	$(0.14)	$0.08	$(0.40)
Diluted average shares outstanding (7)	54,710	53,665	54,363	53,366

(1)Represents interest expense and amortization of issuance costs related to the refinancing of our indebtedness.
(2)Represents amortization of intangibles related to the acquisition of Performant by an affiliate of Parthenon Capital Partners in 2004.
(3)Represents amortization of capitalized financing costs related to our Credit Agreement.

(4)Represents tax adjustments assuming a marginal tax rate of 27.5% at full profitability.
(5)Represents a noncash goodwill impairment charge in 2020 mainly due to the decrease of our market capitalization in the first half of 2020.
(6)Represents the change from prior reporting periods in the fair value of the potential earnout consideration payable to ECMC group in connection with the Premiere acquisition.
(7)While net loss for the nine months ended September 30, 2020 is ($17,553), the computation of adjusted net income (loss) results in adjusted net income of $4,154. Therefore, the calculation of the adjusted net income per diluted share for the nine months ended September 30, 2020 includes dilutive common share equivalents of 64 added to the basic weighted average shares of 54,299.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, and cash and cash equivalents on hand. Cash and cash equivalents, which includes restricted cash and consists primarily of cash on deposit with banks, totaled $17.3 million as of September 30, 2020, compared to $5.0 million as of December 31, 2019. The $12.3 million increase in the balance of our cash and cash equivalents from December 31, 2019 to September 30, 2020, was primarily due to $18.0 million provided by operating activities, offset by $2.9 million used in investing activities and $2.6 million repayment of notes payable.
Our ability to fund our business plans, capital expenditures and to fund our other liquidity needs depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control, and the availability of borrowings under our existing lending facility. We no longer have any remaining borrowing capacity under our existing Credit Agreement. Our current financial projections show that we expect to be able to maintain a level of cash flows from operating activities sufficient to permit us to fund our ongoing and planned business operations and to fund our other liquidity needs. If, however, we are required to obtain additional borrowings to fund our ongoing or future business operations, there can be no assurance that we will be successful in obtaining such additional borrowings or upon terms that are acceptable to us.
The recent COVID-19 pandemic has led certain of our customers to delay the recovery and audit services that we provide as a result of the economic hardships that may be faced by a large portion of the population, which may have a material negative impact on our cash flow from operations. For example, pursuant to the terms of the CARES Act enacted in March 2020, the U.S. Federal government suspended payments, ceased accruing interest, and stopped involuntary collections of payments (e.g., wage garnishments) for student loans owned by the Department of Education through September 30, 2020. On August 21, 2020, the Department of Education announced that the student loan relief to borrowers would be extended through December 31, 2020.

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
The impact of the COVID-19 pandemic on our business operations cannot be fully estimated at this point and the speed of economic recovery in the markets we serve is highly uncertain. While we currently believe our financial projections are attainable, considering the impact of the COVID-19 pandemic, there can be no assurances that our financial results will be recognized in a time frame necessary to meet our ongoing cash requirements. If our cash flows and capital resources are insufficient to fund our planned business operations or to fund our other liquidity needs, we may need to reduce or delay capital expenditures, alter our business plans, curtail the services we provide to our current or future clients, execute additional reductions in workforce (both through furloughs and layoffs), sell assets or operations, seek additional capital, restructure or refinance our indebtedness, any of which could have an adverse effect on our financial condition and results of operations.

Our Credit Agreement contains, and any agreements to refinance our debt likely will contain, certain financial covenants, including the maintenance of minimum fixed charge coverage ratio and total debt to EBITDA ratio, as well as restrictive covenants that require us to limit our ability to incur additional debt, including to finance future operations or other capital needs, and to engage in other activities that we may believe are in our long-term best interests, including to dispose of or acquire assets. After considering a variety of potential effects the COVID-19 pandemic could have on our revenues and results of operations, as well as the actions we have already taken and other options available to us, we currently believe we will be in compliance with our covenants for the remainder of the term of the Credit Agreement. The impact of the COVID-19 pandemic on our business operations cannot be fully estimated at this point and the speed of economic recovery in the markets we serve is highly uncertain. If conditions change in the future due to the ongoing COVID-19 pandemic or for other reasons and we expect to be out of compliance as a result, we will likely seek waivers from our lender prior to any covenant violation. Any covenant waiver may lead to increased costs, increased interest rates, additional restrictive covenants and other available lender protections that would be applicable. There can be no assurance that we would be able to obtain any such waivers in a timely manner, or on acceptable terms, or at all. Our failure to comply with these financial covenants or the restrictive covenants may result in an event of default, which, if not cured or waived, could accelerate the maturity of our indebtedness or result in modifications to our credit terms. If our indebtedness is accelerated, we may not have sufficient cash resources to satisfy our debt obligations and we may not be able to continue our operations as planned.

Cash flows from operating activities
Cash provided by operating activities was $18.0 million for the nine months ended September 30, 2020, compared to cash used in operating activities of $13.4 million for the same period in 2019. The cash provided by operating activities for the nine months ended September 30, 2020, is primarily a result of our income from operations of $9.4 million, excluding the noncash impairment to goodwill of $27.0 million. In addition, we received a tax refund of $2.4 million and a $1.0 million advance payment from a client, as well as $2.1 million in deferral of payroll taxes.
Cash flows from investing activities
Cash used in investing activities of $2.9 million for the nine months ended September 30, 2020 was mainly for capital expenditures related to information technology, data storage, hardware, telecommunication systems and security enhancements to our information technology systems. Cash used in investing activities for similar purposes in the nine months ended September 30, 2019 was $4.1 million.
Cash flows from financing activities
Cash used in financing activities of $2.8 million for the nine months ended September 30, 2020 was primarily attributable to $2.6 million in repayments of notes payable during the same period. Cash provided by financing activities in the nine months ended September 30, 2019 was $18.8 million primarily attributable to borrowing from notes payable of $21.0 million offset by $1.8 million in repayments.
Restricted Cash
    As of September 30, 2020, restricted cash included in current assets on our consolidated balance sheet was $1.6 million.
Long-term Debt
On August 7, 2017, we, through our wholly-owned subsidiary Performant Business Services, Inc. (the "Borrower"), entered into a credit agreement (as amended, the “Credit Agreement”) with ECMC Group, Inc. ("ECMC"). Before the amendment described below, the Credit Agreement provided for a term loan facility in the initial amount of $44 million (the “Initial Term Loan”) and for up to $15 million of additional term loans (“Additional Term Loans”; and together with the Initial Term Loan, the “Loans”) which original Additional Term Loans were initially able to be drawn until the second anniversary of the funding of the Initial Term Loans, subject to the satisfaction of customary conditions. On August 31, 2018, we entered into Amendment No. 2 to the Credit Agreement to among other things (i) extend the maturity date of the Initial Term Loan and any Additional Term Loans by one year to August 2021, (ii) expand the Additional Term Loans commitment from $15 million to $25 million, (iii) extend the period during which the Additional Term Loans can be borrowed by one year to August 2020, and (iv) relieve the Borrower from its obligations to comply with the financial covenants in the Credit Agreement during the six fiscal quarters following the Premiere acquisition.

On March 21, 2019, we entered into Amendment No. 3 to the Credit Agreement to among other things relieve the Borrower from its obligation to comply with the financial covenants in the Credit Agreement until the quarter ending June 30, 2020. As of September 30, 2019, the Company has borrowed all of the $25 million available as Additional Term Loans.
As of September 30, 2020, $61.7 million was outstanding under the Credit Agreement. While this amount is classified in current liabilities, we have the option to extend the maturity of the Loans for two additional one-year periods, subject to the satisfaction of customary conditions.

The Loans bear interest at the one-month LIBOR rate (subject to a 1% per annum floor) plus a margin which may vary from 5.5% per annum to 10.0% per annum based on our total debt to EBITDA ratio. Our annual interest rate at September 30, 2020 was 8.0%, and 11.8% at December 31, 2019. We are required to pay 5% of the original principal balance of the Loans annually in quarterly installments and to make mandatory prepayments of the Loans with a percentage of our excess cash flow which may vary between 75% and 0% depending on our total debt to EBITDA ratio and from the net cash proceeds of certain asset dispositions and debt not otherwise permitted under the Credit Agreement, in each case, subject to the lender's right to decline to receive such payments.
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
Management, with the participation of our Chief Executive Officer and our Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were functioning effectively at the reasonable assurance level as of September 30, 2020.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended September 30, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

    Our business and the businesses of our customers have been materially and adversely affected by the impact of the COVID-19 pandemic that has caused, and is expected to continue to cause, the global slowdown in economic activity. Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences are uncertain and difficult to predict, the impact on our operations and financial performance, as well as its impact on our ability to successfully execute our business strategies and initiatives, remains uncertain and difficult to predict. Further, the ultimate impact of the COVID-19 pandemic on our operations and financial performance depends on many factors that are not within our control, including, but not limited, to: governmental and business actions that have been and continue to be taken in response to the pandemic; the impact of the COVID-19 pandemic and actions taken in response on global and regional economies and economic activity; the availability of federal, state or local funding programs; general economic uncertainty and financial market volatility; global economic conditions and levels of economic growth; and the pace of recovery when the COVID-19 pandemic subsides.

    Given the economic hardships that may be faced by a large portion of the population as a result of the COVID-19 pandemic, certain of our customers have chosen to delay the recovery and audit services that we provide, and additional customers may choose to similarly delay the audit and recovery services that we provide, either of which could have a material negative impact on our revenues and results of operations. For example, pursuant to the terms of the CARES Act enacted in March 2020, the U.S. federal government suspended payments, ceased accruing interest, and stopped involuntary collections of payments (e.g., wage garnishments) for student loans owned by the Department of Education at least through September 30, 2020. In addition, on August 8, 2020, President Trump ordered the U.S. Secretary of Education to extend this relief to borrowers through December 31, 2020. By the end of the second quarter of 2020, we had furloughed over 500 employees in our recovery business in response to the suspension of certain of our recovery customer contracts. Subsequently, we recalled a number of employees to work on customer contracts that resumed recovery activities during the third quarter of 2020, which resulted in over 300 employees remaining on furlough as of September 30, 2020.

    Further, a prolonged period of generating lower cash flows from operations as a result of the COVID-19 pandemic could adversely affect our financial condition and the achievement of our strategic objectives. Conditions in the financial and credit markets may also limit the availability of funding or increase the cost of funding, which could adversely affect our business, financial position and results of operations. The impact of COVID-19 pandemic on our business operations cannot be fully estimated at this point and the speed of economic recovery in the markets we serve is highly uncertain. While we currently believe our financial projections are attainable, there can be no assurances that our financial results will be recognized in a timeframe necessary to meet our ongoing cash requirements.

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

    Our ability to fund our business plans, capital expenditures and to fund our other liquidity needs depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control and the availability of borrowings under our existing lending facility. Following our $5 million Additional Term Loan draw on September 25, 2019, we no longer have any remaining borrowing capacity under our existing Credit Agreement. As a result of no further borrowing capacity under our Credit Agreement, we cannot make assurances that we will maintain a level of cash flows from operating activities sufficient to permit us to fund our ongoing and planned business operations and to fund our other liquidity needs. The COVID-19 pandemic has led certain of our customers to delay the recovery and audit services that we provide as a result of the economic hardships that may be faced by a large portion of the population, which may have a material negative impact on our cash flow from operations. If we are required to obtain additional borrowings to fund our ongoing or future business operations, there can be no assurance that we will be successful in obtaining such additional borrowings or upon terms that are acceptable to us. While we currently believe our financial projections are attainable, there can be no assurances that our financial results will be recognized in a timeframe necessary to meet our ongoing cash requirements. If our cash flows and capital resources are insufficient to fund our planned business operations or to fund our other liquidity needs, we may be forced to reduce or delay capital expenditures, alter our business plans, curtail the services we provide to our current or future clients, sell assets or operations, seek additional capital or restructure or refinance our indebtedness, any of which could have an adverse effect on our financial condition and results of operations.

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

    Our Credit Agreement contains, and any agreements to refinance our debt likely will contain, certain financial covenants, including the maintenance of minimum fixed charge coverage ratio and total debt to EBITDA ratio, and restrictive covenants that limit our ability to incur additional debt, including to finance future operations or other capital needs, and to engage in other activities that we may believe are in our long-term best interests, including to dispose of or acquire assets. After considering a variety of potential effects the COVID-19 pandemic could have on our revenues and results of operations, as well as the actions we have already taken and other options available to us, we currently believe we will be in compliance with our covenants for the remainder of the term of the Credit Agreement. The impact of the COVID-19 pandemic, however, and the speed of economic recovery in the markets we serve is highly uncertain. If conditions change in the future due to the ongoing COVID-19 pandemic or for other reasons and we expect to be out of compliance as a result, we will likely seek waivers from our lender prior to any covenant violation. Any covenant waiver may lead to increased costs, increased interest rates, additional restrictive covenants and other available lender protections that would be applicable. There can be no assurance that we would be able to obtain any such waivers in a timely manner, or on acceptable terms, or at all. Our failure to comply with these covenants may result in an event of default, which, if not cured or waived, could accelerate the maturity of our indebtedness or result in modifications to our credit terms. If our indebtedness is accelerated, we may not have sufficient cash resources to satisfy our debt obligations and we may not be able to continue our operations as planned.

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

    For example, although the Department of Education announced in January 2018 that we were selected as one of two recovery contractors under its award for new student loan recovery contracts, we were notified on May 3, 2018 that the Department of Education has decided to cancel the current procurement in its entirety, and as a result terminated our contract award. Protests have been filed by certain of the unsuccessful bidders of the procurement of the new contracts from the Department of Education, and at this time, we cannot speculate on the outcome of any such protest or when work will begin under our new contract award. Further, pursuant to the terms of the CARES Act enacted in March 2020, the U.S. federal government suspended payments, ceased accruing interest, and stopped involuntary collections of payments (e.g., wage garnishments) for student loans owned by the Department of Education through September 30, 2020, which was subsequently extended through December 31, 2020. The loss of business from the U.S. federal government, or significant policy changes or financial pressures within the agencies of the U.S. federal government that we serve would result in a significant decrease in our revenues, which would adversely affect our business, financial condition and results of operations.

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

Our recovery business is subject to extensive regulation and consumer protection laws and our failure to comply with these regulations and laws may subject us to liability and result in significant costs.

    Our recovery business is subject to regulation and oversight by various state and federal agencies, particularly in the area of consumer protection. The Fair Debt Collection Practices Act (FDCPA), and related state laws provide specific guidelines that we must follow in communicating with holders of student loans and other receivables and regulates the manner in which we can recover defaulted student loans and other receivables. Some state attorney generals have been active in this area of consumer protection regulation. We are subject, and may be subject in the future, to inquiries and audits from state and federal regulators, as well as frequent litigation from private plaintiffs regarding compliance under the FDCPA and related state regulations. We are also subject to the Fair Credit Reporting Act (FCRA), which regulates consumer credit reporting and may impose liability on us to the extent adverse credit information reported to a credit bureau is false or inaccurate. Our compliance with the FDCPA, FCRA and other federal and state regulations that affect our recovery business may result in significant costs, including litigation costs. We may also become subject to regulations promulgated by the United States Consumer Financial Protection Bureau (CFPB), which was established in July 2011 as part of the Dodd-Frank Act to, among other things, establish regulations regarding consumer financial protection laws. In addition, the CFPB has investigatory and enforcement authority with respect to whether persons are engaged in unlawful acts or practices in connection with the collection of consumer debts.

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

    Parthenon Capital Partners, Prescott Group Management, LLC, Invesco Ltd., and Mill Road Capital Management LLC beneficially owned approximately 24.7%, 22.9%, 17.8%, and 6.4% of our common stock, respectively, as of September 30, 2020. As a result of their ownership, Parthenon Capital Partners, Prescott Group Management, LLC, Invesco Ltd., and Mill Road Capital Management LLC have the ability to influence the outcome of matters submitted to a vote of stockholders and, through our board of directors, the ability to influence decision making with respect to our business direction and policies. Parthenon Capital Partners, Prescott Group Management, LLC, Invesco Ltd., and Mill Road Capital Management LLC may have interests different from our other stockholders’ interests and may vote in a manner adverse to those interests. Matters over which Parthenon Capital Partners, Prescott Group Management, LLC, Invesco Ltd., and Mill Road Capital Management LLC can, directly or indirectly, exercise influence include:

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

(1)The material contained in Exhibit 32.1 and Exhibit 32.2 is not deemed “filed” with the Securities and Exchange Commission and is not to be incorporated by reference into any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing, except to the extent that the registrant specifically incorporates it by reference.

(2)In accordance with Rule 406T of Regulation S-T, the information furnished in these exhibits will not be deemed “filed” for purposes of Section 18 of the Exchange Act. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act.

SIGNATURES

    Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PERFORMANT FINANCIAL CORPORATION
Date:	November 12, 2020
		By:	/s/ Lisa Im
Lisa Im

Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Ian Johnston
Ian Johnston

Vice President and Chief Accounting Officer