Form 10-K
period 2020-12-31
Performant Financial Corp
filed 2021-03-22
CIK 1550695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes      No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes      No  ☒

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes      No  ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 726.2(b)) by the registered public accounting firm that prepared or issued its audit report.              Yes No ☒

As of June 30, 2020 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was $7,197,219. Shares of common stock beneficially held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 19, 2021, 54,824,982 shares of the registrant’s common stock were outstanding.
Documents Incorporated By Reference
Items 10 through 14 in Part III of this Form 10-K are incorporated by reference to the Registrant’s definitive proxy statement on Schedule 14A, to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies from the Registrant’s 2021 Annual Meeting of Stockholders.

2

PART I
Cautionary Statement Regarding Forward-Looking Information
This Annual Report on Form 10-K contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives, and financial needs. Forward-looking statements include, but are not limited to, statements about:
•our opportunities and expectations for growth in the various markets in which we operate;
•anticipated trends and challenges in our business and competition in the markets in which we operate;
•our existing client relationships and future growth opportunities;
•the adaptability of our technology platform to new markets and processes;
•our ability to invest in and utilize our data and analytics capabilities to expand our capabilities;
•our growth strategy of expanding in our existing markets and considering strategic alliances or acquisitions;
•our indebtedness and our compliance, or failure to comply, with restrictive covenants in our credit agreement;
•our ability to meet our liquidity and working capital needs;
•maintaining, protecting and enhancing our intellectual property;
•our expectations regarding future expenses;
•expected future financial performance;
•our expectations about the impact of natural disasters and public health epidemics, such as the novel coronavirus disease (COVID-19) on our business, results of operations and financial condition and on our customers, employees, vendors and partners; and
•our ability to comply with and adapt to industry regulations and compliance demands.
These statements reflect current views with respect to future events and are based on assumptions and are subject to risks and uncertainties. There are a variety of factors that could cause actual results to differ materially from the anticipated results or expectations expressed in our forward-looking statements. There may be other factors of which the Company is not currently aware that may affect matters discussed in the forward-looking statements and may also cause actual results to differ materially from those discussed. These risks and uncertainties include, but are not limited to, those risks discussed in Item 1A of this report. Given these uncertainties, you should not place undue reliance on these forward-looking statements.
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

ITEM 1. Business
Overview
We provide technology-enabled audit, recovery, outsource customer services, and related analytics services in the United States. Our services help identify improper payments, and in some markets, restructure and recover delinquent or defaulted assets and improper payments for both government and private clients in a broad range of markets. Our clients typically operate in complex and regulated environments and outsource their audit and recovery needs in order to reduce losses on billions of dollars of improper healthcare payments, delinquent state and federal receivables, defaulted student loans, and other receivables. We also provide complex outsource customer services for clients across our various markets, where we handle many or all aspects of our clients’ recovery processes.
We believe we have a leading position in our markets based on our technology-enabled services platform, long-standing client relationships, and the large volume of claims or funds we have audited and recovered for our clients. In the healthcare market, we have been a Medicare Recovery Audit Contractor (RAC) for the Centers for Medicare and Medicaid Services (CMS), for about twelve years, and are currently servicing two RAC contracts and an additional Medicare Secondary Payer (MSP) Commercial Repayment Center contract. We have also expanded our client base to include multiple insurance providers in the private healthcare market. In the recovery market, we have relationships with several U.S. federal government agencies, state tax agencies, as well as a number of the active Guaranty Agencies (GAs), which are state or non-profit agencies that administer and rehabilitate student loans issued under the former federally-governed student loan program.
We believe that our business platforms are adaptable to new markets and processes. We continue to enhance our platforms through investments in new data and analytics capabilities, which we believe will enable us to provide additional services relating to the detection of fraud, waste and abuse. We endeavor to automate and optimize what traditionally have been manually intensive processes in order to drive higher workforce productivity. In 2020, we generated approximately $119,000 of revenue per employee, based on the average number of employees during the year, compared to $85,000 of revenue per employee in 2019.
Our revenue model is generally success-based as we earn fees based on a percentage of the aggregate correct audits, and/or amount of funds that we enable our clients to recover. Our services do not require any significant upfront investments by our clients, and we offer our clients the opportunity to recover significant funds otherwise lost. Because our model is based upon the success of our efforts, our business objectives are aligned with those of our clients and we are generally not reliant on their spending budgets. Furthermore, our business model does not require significant capital to purchase loans or obligations.
For the year ended December 31, 2020, we generated approximately $155.9 million in revenues, $14.0 million in net loss, $20.5 million in adjusted EBITDA and $8.5 million in adjusted net income. See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Adjusted EBITDA and Adjusted Net Income” in Item 7 below for a definition of adjusted EBITDA and adjusted net income and reconciliations of adjusted EBITDA and adjusted net loss to net loss determined in accordance with generally accepted accounting principles.
Our Markets
We operate in markets characterized by strong growth, a complex regulatory environment and a significant amount of delinquent, defaulted or improperly paid assets.
Healthcare
The healthcare industry represents a significant portion of the U.S. Gross Domestic Product (GDP). According to CMS National Health Expenditure (NHE) Projections, U.S. healthcare spending grew 4.6% in 2019, reaching $3.8 trillion. National health spending is projected to grow at an average annual rate of 5.4% for 2019-28 and to reach nearly $6.2 trillion by 2028. As a share of the nation's GDP, health spending accounted for 17.7% in 2019 and expected to increase to 19.7% in 2028. Federal government-related spending grew 6.7% to $799.4 billion in 2019 for Medicare, which provides a range of healthcare coverage primarily to elderly and disabled Americans and grew 2.9% to $613.5 billion in 2019 for Medicaid, which provides federal matching funds for states to finance healthcare for individuals at or below the public assistance level. Over 2021-23, Medicare spending is projected to increase to average rate of 7.8% per year. Over 2021-23, Medicaid spending is projected to grow 5.7% on average.

Medicare was initially established as part of the Social Security Act of 1965 and consists of four parts: Part A covers hospital and other inpatient stays; Part B covers hospital outpatient, physician and other services; Part C is known as Medicare Advantage, under which beneficiaries receive benefits through private health plans; and Part D is the Medicare outpatient prescription drug benefit.
CMS estimated that for Medicare Part A and Part B spending in 2020, approximately $25.7 billion, or 6.3%, was improper. Medicare improper payments generally involve incorrect coding, procedures performed which were not medically necessary, and incomplete documentation or claims submitted based on outdated fee schedules, among other issues.
In addition to government-related healthcare spending, significant growth in spending is expected in the private healthcare market. According to CMS NHE Projections, the private healthcare market accounted for approximately $1.2 trillion in spending in 2019, and private expenditures are projected to grow by 5.2% in 2020, 4.6% per year on average for 2021-23.
Student Lending
Government-supported student loans are authorized under Title IV of the Higher Education Act of 1965. Historically, there have been two distribution channels for student loans: (i) the Federal Direct Student Loan Program (FDSLP), which represents loans made and managed directly by the Department of Education; and (ii) the Federal Family Education Loan Program (FFELP), which represents loans made by private institutions and currently backed by the GAs.
In July 2010, the government-supported student loan sector underwent a structural change with the passage of the Student Aid and Fiscal Responsibility Act (SAFRA). This legislation transitioned all new government-supported student loan originations to the FDSLP, and away from originations made by private institutions within the FFELP that had previously utilized the GAs to guarantee, manage and service loans. The GAs are non-profit 501(c)(3) public benefit corporations operating under contract with the U.S. Secretary of Education, pursuant to the Higher Education Act of 1965, as amended, solely for the purpose of guaranteeing and managing student loans originated by lenders participating in the FFELP. Consequently, the original distribution channels for student loans have been consolidated solely into the Department of Education. Despite this transition of all new loan originations to the FDSLP, GAs continue to manage a significant amount of defaulted student loans due to their outstanding portfolios of loans originated prior to July 2010. The outstanding portfolios of defaulted FFELP loans managed by the GAs will, therefore, require recovery for the foreseeable future, although at progressively lower volumes. Given the operational and logistical complexity involved in managing the recovery of defaulted student loans, the GAs and the Department of Education have historically chosen to outsource these services to third parties.
State Tax Market
As state governments struggle with revenue generation and face significant budget deficits, many states have focused on recovery of delinquent state taxes. According to the Center on Budget and Policy Priorities (CBPP), an independent think tank, 31 U.S. states faced projected budget shortfalls totaling $46.1 billion in 2017 and 2018. The economic recession beginning in 2008 led to lower income and sales taxes from both individuals and corporations, reducing overall tax revenues and leading to large budget deficits at the state government level. Although there has been some improvement (from $55 billion in 2013 to $46.1 billion in 2017 and 2018), the budget deficits continue to be a challenge for these states. In light of these budget deficits, many states have evaluated outsourcing at least some aspect of delinquent tax recovery. In July 2020, the CBPP projected a cumulative $555 billion state budget shortfall for state fiscal years 2020-22 due to the COVID-19 economic fallout. CBPP’s shortfall projection was based on the Federal Reserve Board’s summary of economic projects issued on June 10, 2020, and the Congressional Budget Office’s July 2020 projections.
Federal Agency Market
The federal agency market consists of government debt subrogated to the Department of the Treasury by numerous different federal agencies, comprising a mix of commercial and individual obligations and a diverse range of receivables. These debts are managed by the Bureau of the Fiscal Service, a bureau of the Department of the Treasury.

Our Competitive Strengths
We believe that our business is difficult to replicate, as it incorporates a combination of several important and differentiated elements, including:
•Scalable and flexible technology-enabled services platform. We have a technology platform that is highly flexible, intuitive and easy to use for our audit, recovery and claims specialists. Our platform is easily configurable and deployable across multiple markets and processes. For example, we have successfully extended our platform from the student loan market to the state tax market, federal treasury receivables and the healthcare market, each having its own industry complexities and specific regulations.

•Advanced, technology-enabled workflow processes. Our technology-enabled workflow processes, developed and refined over many years of operational experience in recovery services, disaggregate otherwise complex recovery processes into a series of simple, efficient and consistent steps that are easily configurable and applicable to different types of recovery-related applications. We believe our workflow software is highly intuitive and helps our audit, recovery and claims specialists manage each step of the recovery process, while automating a series of otherwise manually-intensive and document-intensive steps in the recovery process. We believe our streamlined workflow technology drives higher efficiencies in our operations, as illustrated by our ability to generate approximately $136,000 of revenues per employee during 2020, compared to $85,000 of revenues per employee during 2019, based on the average number of employees during the year. We believe our streamlined workflow technology also improves recovery results relative to more labor-intensive outsourcing models.

•Strong data and analytics capabilities. Our data and analytics capabilities allow us to achieve strong audit results and recovery rates for our clients. We have a proprietary data management and analysis platform which we use throughout our business. In some of our businesses, we have collected recovery-related data for over two decades, which we combine with large volumes of client and third-party data to effectively analyze our clients’ delinquent or defaulted assets and improper payments. We have also developed a number of analytical models for claims auditing, and analytics tools that we use to score our clients’ recovery inventory, determine the optimal recovery process and allocation of resources, and achieve higher levels of recovery results for our clients. In addition, we utilize analytics tools to continuously measure and test our recovery workflow processes to drive refinements and further enhance the quality and effectiveness of our capabilities.

•Long-standing client relationships. We believe our long-standing focus on achieving superior recovery performance for our clients and the significant value our clients derive from this focus have helped us achieve long-tenured client relationships, strong contract retention and better access to new clients and future growth opportunities. In the healthcare market, we have a relationship with CMS that is about twelve years long. In the recovery market, we have relationships with the U.S. Treasury for 23 years and with Louisiana state tax for 21 years.

•Extensive domain expertise in complex and regulated markets. We have extensive experience and domain expertise in providing recovery services for government and private institutions that generally operate in complex and regulated markets. We have demonstrated our ability to develop domain expertise in new markets such as healthcare and state tax and federal Treasury receivables. We believe we have the necessary organizational experience to understand and adapt to evolving public policy and how it shapes the regulatory environment and objectives of our clients. We believe this helps us identify and anticipate growth opportunities. For example, we successfully identified government healthcare as a potential growth opportunity that has thus far led to the award of five contracts to us by CMS. Together with our flexible technology platform, we have the ability to adapt our business strategy, to allocate resources and to respond to changes in our regulatory environment to capitalize on new growth opportunities.

•Proven and experienced management team. Our management team has significant industry experience and has demonstrated strong execution capabilities. Our senior management team, led by Lisa Im, has been with us for an average of approximately 20 years. This team has successfully grown our revenue base and service offerings beyond the original student loan market into healthcare, and delinquent state and federal tax receivables. Our management team’s industry experience, combined with deep and specialized understanding of complex and highly regulated industries, has enabled us to maintain long-standing client relationships and strong financial results.

Our Growth Strategy
Key elements of our growth strategy include the following:

•Expand our audit and recovery services in the healthcare market. According to CMS NHE Projections, Medicare spending totaled approximately $750.2 billion in 2018 and is expected to grow by 7.6% per year on average between 2020 and 2027. In the private healthcare market, spending totaled $1.2 trillion in 2018 and expenditures are projected to grow by 5.1% per year on average between 2020 and 2027. As these large markets continue to grow, we expect the need for audit and recovery services to increase in the public and private healthcare markets. In October 2016, we were awarded new RAC contracts for Region 1, which consists of 11 states in the Northeast and Midwest, and Region 5, which covers claims for durable medical equipment, prosthetics and orthotics (DMEPOS) and home health and hospice payment claims across the entire U.S. In October 2017, we were awarded the national exclusive MSP contract by CMS. We have also entered into numerous private insurance payer contracts and are pursuing additional opportunities to provide audit, recovery and analytics services in the private healthcare market. In addition, we intend to pursue opportunities to find and eliminate losses prior to payment for healthcare services, including the detection of fraud, waste and abuse in the public and private healthcare markets.

•Expand outsource services. We intend to expand our outsource services in other markets, including the private healthcare recovery market. We intend to capitalize on our extensive experience and domain expertise and our highly flexible technology platform to seek opportunities in these additional markets.

•Pursue strategic alliances and acquisitions. We intend to selectively consider opportunities to grow through strategic alliances or acquisitions that are complementary to our business. These opportunities may enhance our existing capabilities, enable us to enter new markets, expand our product offerings and allow us to diversify our revenues.
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
Data Analytics Capabilities
Our data analytics capabilities efficiently screen and allocate massive volumes of inventory. For example, in our healthcare market, we analyze millions of healthcare claims to find potential correlations between claims data and improper payments, which enhance our finding rates. Across all of our current markets, we utilize our proprietary analytics tools to continuously and rigorously test our workflow processes in real-time to drive greater process efficiency and improvement in recovery rates.
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
The following recovery diagram illustrates how the various components of our platform work together to solve a typical recovery client workflow:

Our Services
We use our technology-enabled services platform to provide recovery and analytics services in a broad range of markets for the identification and recovery of improper healthcare payments, delinquent state and federal tax receivables, federal treasury receivables, and defaulted student loans. The table below summarizes our audit and recovery services and related analytics capabilities and the markets we serve.

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

•    Provide recovery services to clients in Federal guaranteed student loan program and private institutions

•    Identify and track defaulted borrowers across our clients’ portfolios of student loans

•    Utilize our proprietary technology, our history of borrower data and our analytics capabilities to rehabilitate and recover past due student loans

•    Provide tax recovery services to federal, state and municipal agencies

•    Recover government debt for numerous different federal agencies under a contract with the Treasury

•    Earn contingent, success-based fees calculated as a percentage of funds that we enable our clients to recover

•    Provide default aversion and/or first party call center services

•    Earn contingent, success-based fees based on the volume of processed transactions, the quantity of labor hours provided based on dedicated headcount, and hosted technology licensing fees

•    We use our enhanced data analytics capabilities, which we refer to as Performant Insight, to offer a variety of services from post- and pre-payment audit of healthcare claims to detection of fraud, waste and abuse of healthcare claims, to coordination of benefits and pharmacy fraud detection

Healthcare
We provide audit and recovery services related to improper payments in the healthcare market. In October 2016, we were awarded two new RAC contracts by CMS. One new award covers Parts A and B Medicare payments in Region 1, which consists of 11 states in the Northeast and Midwest. The second award involves post-payment review of DMEPOS and home health and hospice claims across the entire U.S. Additionally, in October 2017, we were awarded the national exclusive MSP contract by CMS. Further, we have entered into numerous private insurance payer contracts and are pursuing additional opportunities to provide audit, recovery, and analytic services in the private healthcare market.
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

In the private healthcare market, we utilize our technology-enabled services platform to provide audit, recovery and analytical services for private healthcare payers. Our experience from our contracts with CMS has helped establish our presence in the private healthcare market by providing us the opportunity to provide audit and recovery services for several national commercial health plans. Our audit and analytics capabilities have allowed us not only to expand our services with these initial private healthcare clients, but also gain entry into other related private healthcare opportunities. Additionally, following our acquisition of Premiere Credit of North America in August of 2018, we have helped hospitals and other medical providers recover payments directly from patients.
Recovery
We provide recovery services primarily to the government-supported student loan industry, and our current clients include several of the largest GAs. We use our proprietary technology to identify, track and communicate with defaulted borrowers on behalf of our clients to implement suitable recovery programs for the repayment of outstanding student loan balances.
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
We also provide recovery services to several federal, state and municipal tax authorities, and the Department of the Treasury.
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
CMS
Our relationship with CMS extends approximately twelve years. Under our first RAC contract with CMS, which was awarded in 2009 and expired in 2016, we were responsible for identifying and facilitating the recovery of improper Part A and Part B Medicare payments in the Northeast region of the United States.
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
In October 2017, we were awarded the national exclusive MSP contract by CMS. Under this MSP contract, we are responsible for coordination-of-benefits claims, which includes identifying and recovering payments in situations where Medicare should not be the primary payer of healthcare claims because a beneficiary has other forms of insurance coverage, such as through an employer group health plan or certain other payers. We commenced operations on the MSP contract in 2018.
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
In the audit and recovery of improper healthcare payments, we face competition in the bidding process for commercial healthcare contracts, and the RAC and MSP contracts awarded by CMS. However, based on our structured, highly professional and effective recovery process within the healthcare market, we believe these are contracts for which we are uniquely qualified. This qualification allows us to compete more effectively for contracts such as the MSP CRC contract, which we were awarded in October 2017. In the most recent RAC bidding process, the identified competitive factors were demonstrated experience in effective recovery services in the healthcare market, sufficient capacity to address claims volumes, maintenance of high standards of recovery practices, financial capability to perform under the RAC contract and recovery fee rates. In the commercial healthcare space, those same factors are generally applicable. Our competition in the private healthcare market includes the other RAC service providers, Health Management Systems, Inc. and Cotiviti, LLC, and a variety of healthcare consulting and healthcare information services companies. Many of these companies have greater financial, technological and other resources than we do.
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

Government Regulation
The nature of our business requires that we adhere to a complex array of federal and state laws and regulations. These include, but are not limited to, the Health Insurance Portability and Accountability Act, or HIPAA, the Fair Debt Collection Practices Act, or FDCPA, the Fair Credit Reporting Act, or FCRA, the rules and regulations established by the Consumer Financial Protection Bureau, or CFPB, and related state laws. We are also governed by a variety of state laws that regulate the collection, use, disclosure and protection of personal information. We have implemented and maintain physical, technical and administrative safeguards intended to protect all personal data and we have processes in place to assist us in complying with applicable laws and regulations regarding the protection of this data. Our compliance efforts include training of personnel and monitoring our systems and personnel.
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
Pursuant to the Dodd-Frank Act, primary jurisdiction for the FDCPA belongs to the Consumer Financial Protection Bureau, or CFPB. The CFPB has authority to supervise, enforce, and issue interpretative regulations for the FDCPA. The CFPB has issued Regulation F, which goes into effect November 30, 2021.
Debt recovery activities are also regulated at the state level. Most states have laws regulating debt recovery activities in ways that are similar to, and in some cases more stringent than, the FDCPA. In addition, some states require debt recovery firms to be licensed.
Our compliance efforts include written procedures for compliance with the FDCPA and related state laws, employee training and monitoring, auditing client calls, periodic review, testing and retraining of employees, and procedures for responding to client complaints. In all states where we operate, we believe that we currently hold all required state licenses or are exempt from licensing. Violations of the FDCPA may be enforced by the CFPB or the U.S. Federal Trade Commission, or FTC, or by a private action by an individual or class. Violations of the FDCPA are deemed to be an unfair, deceptive, or abusive under the Federal Trade Commission Act or the Dodd-Frank Act, which can be punished by fines for each violation. Class action damages can total up to one percent of the net worth of the entity violating the statute. Attorney fees and costs are also recoverable. In the ordinary course of business, we are sued for alleged violations of the FDCPA and comparable state laws, although the amounts involved in the disposition or settlement of any such claims have not been significant.
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

FCRA
We are also subject to the Fair Credit Reporting Act, or FCRA, which regulates consumer credit reporting and which may impose liability on us to the extent that the adverse credit information reported on a consumer to a credit bureau is false or inaccurate. State law, to the extent it is not preempted by the FCRA, may also impose restrictions or liability on us with respect to reporting adverse credit information. Our compliance efforts include initial and ongoing training of employees working with consumer credit reports and the monitoring of usage. Violations of FCRA, which are deemed to be unfair or deceptive acts under the Federal Trade Commission Act, are enforced by the FTC or by a private action by an individual or class. Civil actions by consumers may seek damages per violation, with punitive damages, attorney's fees and costs also recoverable. Under the Federal Trade Commission Act or Dodd-Frank Act, penalties for engaging in unfair or deceptive acts can be punished by fines for each violation.
CFPB
The CFPB was created as part of the Dodd-Frank Act in 2011, with primary implementing and interpretative authority for many federal consumer protection laws, for example the FDCPA, transferred to the CFPB. Among other things, the CFPB was given the authority to issue interpretive regulations for the FDCPA.
In addition to its authority regarding federal consumer protection laws, the CFPB was also provided direct jurisdiction over certain non-bank financial service products and service markets. In October of 2012, the CFPB issued a rule asserting direct jurisdiction over larger participants in certain consumer financial products and service markets, which includes consumer debt collectors with annual receipts of more than $10 million. In accordance with the calculations included in this rule, we are subject to direct jurisdiction of the CFPB and may be directly examined and supervised by the CFPB. In that regard, the CFPB has also released examination guidance that its examiners will use when reviewing compliance by debt collectors subject to its direct supervision.
The CFPB focuses on non-bank covered persons and service providers involved in collecting debt related to any consumer financial product from committing unfair, deceptive, or abusive acts or practices, or UDAAPs, in violation of the Dodd-Frank Act. UDAAPs include actions that are unfair and likely to cause substantial injury to consumers, deceptive actions that mislead or likely to mislead a consumer and abusive acts that interfere with the ability of a consumer to understand a term or condition of a consumer financial product or takes unreasonable advantage of a consumer’s lack of understanding of a consumer financial product. Although abusive acts or practices may also be unfair or deceptive, each of these prohibitions are separate and distinct, and are governed by separate legal standards. Original creditors and other covered persons and service providers involved in collecting debt related to any consumer financial product or service are subject to the prohibition against UDAAPs. The CFPB has indicated that it will continue to review closely the practices of those engaged in the collection of consumer debts for potential UDAAPs in violation of the Dodd-Frank Act.
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

On January 1, 2020, the California Consumer Privacy Act of 2018 (the “CCPA”), came into effect. The CCPA provides new rights to California residents and requires that covered companies that collect information about California residents make new disclosures to consumers about their data collection, use and sharing practices, honor requests from consumers to opt out of certain data sharing with third parties and to delete information upon request with certain exceptions. It provides for enforcement by the California Attorney General beginning July 1, 2020 and provides a new private right of action for data breaches. The California Consumer Privacy Rights Act (the “CPRA”) was passed by ballot initiative and will amend certain consumer rights and business obligations under the CCPA when it becomes enforceable in 2023. Regulations have been published and went into effect on August 14, 2020. The burdens imposed by the CCPA, the CPRA and other similar laws that may be enacted at the federal and state level may require us to modify our data processing practices and policies and to incur substantial expenditure in order to comply.
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
As of December 31, 2020, we had two U.S. patents, both covering aspects of the workflow management systems and methods incorporated into our technology-enabled services platform. These patents will expire in September 2024. We routinely assess appropriate occasions for seeking additional patent protection for those aspects of our platform and other technologies that we believe may provide competitive advantages to our business. We also rely on certain unpatented proprietary expertise and other know-how, licensed and acquired third-party technologies, and continuous improvements and other developments of our various technologies, all intended to maintain our leadership position in the industry.
As of December 31, 2020, we had three trademarks registered with the U.S. Patent and Trademark office: Performant Financial Corporation, Performant Insight, and Premiere Credit.
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
Human Capital
As of December 31, 2020, we had 1,269 full-time employees. None of our employees is a member of a labor union and we consider our employee relations to be good.
We provide our employees with competitive salaries and bonuses, development programs that enable continued learning and growth and an employment package intended to promote well-being across all aspects of their lives, including health care, retirement planning and paid time off. Since the onset of the COVID-19 pandemic, we have taken an integrated approach to helping our employees manage their work and personal responsibilities, with a strong focus on employee well-being, health, and safety.
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
Risks Related to Our Business
The novel coronavirus (COVID-19) pandemic has had and may continue to have a material adverse impact on our business, results of operations and financial condition, as well as on the operations and financial performance of many of our customers. We are unable to predict the extent to which the prolonged duration of COVID-19 pandemic and associated impacts will continue to adversely impact our business, results of operations, and financial condition.

Our business and the businesses of our customers have been and may continue to be materially and adversely affected by the impact of the COVID-19 pandemic that has caused, and is expected to continue to cause, the global slowdown in economic activity. Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences are uncertain, rapidly changing and difficult to predict, the COVID-19 pandemic’s impact on our operations and financial performance, as well as its impact on our ability to successfully execute our business strategies and initiatives, remains uncertain and difficult to predict. Further, the ultimate impact of the COVID-19 pandemic on our operations and financial performance depends on many factors that are not within our control, including, but not limited, to: governmental and business actions that have been and continue to be taken in response to the pandemic; the impact of the COVID-19 pandemic and actions taken in response on global and regional economies and economic activity; the availability of federal, state or local funding programs; general economic uncertainty and financial market volatility; global economic conditions and levels of economic growth; and the pace of recovery when the COVID-19 pandemic subsides.

Given the economic hardships that may be faced by a large portion of the population as a result of the COVID-19 pandemic, certain of our customers have chosen to delay the recovery and audit services that we provide, and additional customers may choose to similarly delay the audit and recovery services that we provide, either of which could have a material negative impact on our revenues and results of operations. For example, pursuant to the terms of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted in March 2020, the U.S. federal government suspended payments, ceased accruing interest, and stopped involuntary collections of payments (e.g., wage garnishments) for student loans owned by the Department of Education through September 30, 2020. In January 2021, student loan relief was extended to September 30, 2021. The continued delay to the services that we provide as a result of the COVID-19 pandemic, or any additional disruptions to the services that we provide to our customers as a result of the COVID-19 pandemic or otherwise could result in our decision to either divest or wind down certain portions of our existing business, any of which could result in a negative impact on our revenues and results of operations.

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

In addition, a large portion of our employees continue to be subject to voluntary or mandated shelter-in-place or other quarantine orders, and the employees of our customers may also be subject to similar stay-at-home orders, either of which may result in the complete or partial closure of one or more of our recovery call centers or other disruptions in our ongoing business operations, which would harm our business and results of operations. The prolonged duration of the COVID-19 pandemic continues for an extended period, it will continue to materially adversely impact our revenues and financial condition.

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

Our ability to fund our business plans, capital expenditures and to fund our other liquidity needs depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control and the availability of borrowings under our existing lending facility. We no longer have any remaining borrowing capacity under our existing Credit Agreement. As a result, we cannot make assurances that we will maintain a level of cash flows from operating activities sufficient to permit us to fund our ongoing and planned business operations and to fund our other liquidity needs. The recent COVID-19 pandemic has led certain of our customers to delay the recovery and audit services that we provide as a result of the economic hardships that may be faced by a large portion of the population, which may have a material negative impact on our cash flow from operations. If we are required to obtain additional borrowings to fund our ongoing or future business operations, there can be no assurance that we will be successful in obtaining such additional borrowings or upon terms that are acceptable to us. While we believe our financial projections are attainable, there can be no assurances that our financial results will be recognized in a timeframe necessary to meet our ongoing cash requirements. If our cash flows and capital resources are insufficient to fund our planned business operations or to fund our other liquidity needs, we may be forced to reduce or delay capital expenditures, alter our business plans, curtail the services we provide to our current or future clients, sell assets or operations, seek additional capital or restructure or refinance our indebtedness, any of which could have an adverse effect on our financial condition and results of operations.

Revenues generated from our three largest clients represented 53% of our revenues for the year ended December 31, 2020, and 45% of our revenues for the year ended December 31, 2019. Any termination of or deterioration in our relationship with any of these or our other significant clients would result in a further decline in our revenues.

We have derived a substantial portion of our revenues from a limited number of clients. Revenues from our three largest clients represented 53% of our revenues for the year ended December 31, 2020, and 45% of our revenues for the year ended December 31, 2019. All of our contracts with our significant clients are subject to periodic renewal and re-bidding processes and if we lose one of these clients or if the terms of our relationships with any of these clients become less favorable to us, our revenues would decline, which would harm our business, financial condition and results of operations.

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

Substantially all of our existing contracts for the recovery of delinquent receivables (including student loans, state taxes, federal taxes and Treasury-related receivables), which represented approximately 56% of our revenues for the year ended December 31, 2020, and 71% of our revenues for the year ended December 31, 2019, enable our clients to terminate their contractual relationship with us at any time without penalty, potentially leading to loss of business or renegotiation of terms. Further, most of our contracts in these markets allow our clients to unilaterally change the volume of loans and other receivables that are placed with us or the payment terms at any given time. In addition, most of our contracts are not exclusive, with our clients retaining multiple service providers with whom we must compete for placements of loans or other obligations. Therefore, despite our contractual relationships with our clients, our contracts do not provide assurance that we will generate a minimum amount of revenues or that we will receive a specific volume of placements. For example, in March 2020, our GA clients significantly reduced placement volumes due to the COVID-19 pandemic, and as a result, we expect our 2021 revenues from these clients will be significantly reduced. If our student loan and receivables clients continue to reduce the volume of student loan placements provided to us, modify the terms of service, including the success fees we are able to earn upon recovery of defaulted student loans, or any of these clients establish more favorable relationships with our competitors, our future student loan revenues may be adversely affected.

We may not be able to manage our potential growth effectively and our results of operations could be negatively affected.

Our RAC contracts, MSP contract, and other commercial healthcare contracts continue to provide the opportunity to restore growth in our business. However, our focus on growth and the expansion of our healthcare and other businesses may place additional demands on our management, operations and financial resources and will require us to incur additional expenses. We cannot be sure that we will be able to manage our performance under any significant new contracts effectively. In order to successfully perform under any significant new contracts, our expenses will increase to recruit, train and manage additional qualified employees and subcontractors and to expand and enhance our administrative infrastructure and continue to improve our management, financial and information systems and controls. If we cannot manage our growth effectively, our expenses may increase, and our results of operations could be negatively affected.

We face significant competition in connection with obtaining, retaining and performing under our client contracts, and an inability to compete effectively in the future could harm our relationships with our clients, which would impact our ability to maintain our revenues and operating results.

We operate in very competitive markets. In providing our services to the healthcare and recovery markets, we face competition from many other companies. Initially, we compete with these companies to be one of typically several firms engaged to provide audit and recovery services to a particular client and, if we are successful in being engaged, we then face continuing competition from the client’s other retained firms based on the client’s benchmarking of the recovery rates of its several vendors. In addition, those recovery and audit vendors who produce the highest recovery or audit rates from a client often will be allocated additional placements and, in some cases, additional success fees. Accordingly, maintaining high levels of audit and recovery performance, and doing so in a cost-effective manner, are important factors in our ability to maintain and grow our revenues and net income and the failure to achieve these objectives could harm our business, financial condition and results of operations. Some of our current and potential competitors in the markets in which we operate may have greater financial, marketing, technological or other resources than we do. The ability of any of our competitors and potential competitors to adopt new and effective technology to better serve our markets may allow them to gain market strength. Increasing levels of competition in the future may result in lower recovery or audit fees, lower volumes of contracted recovery or audit services or higher costs for resources. Any inability to compete effectively in the markets that we serve could adversely affect our business, financial condition and results of operations.

Our ability to derive revenues under our current RAC contracts will depend in part on the number and types of potentially improper claims that we are allowed to pursue by CMS, and our results of operations may be harmed if the scope of claims that we are allowed to pursue and be compensated for is limited.

Under CMS’s Medicare recovery audit program, RAC contractors have not been permitted to seek the recovery of an improper claim unless that particular type of claim has been pre-approved by CMS to ensure compliance with applicable Medicare payment policies, as well as national and local coverage determinations. As work under the first RAC contract progressed, CMS placed increasing restrictions on the scope of audits permitted by RAC contractors and these restrictions have not been relaxed under our current RAC contracts. Accordingly, the long-term growth of the revenues we derive under our two newly awarded RAC contracts will depend on the scope of improper claims that CMS allows us to pursue and our ability to successfully identify improper claims within the permitted scope. Revenues from our RAC contracts with CMS during the year ended December 31, 2020 were $8.6 million.

In particular, under our first RAC contracts, CMS implemented rules that prevent RAC contractors from being able to review and audit (i) whether inpatient care delivered to patients with hospital stays lasting less than two midnights was medically necessary and therefore deserving of the higher reimbursement levels under Medicare Part A or (ii) whether inpatient treatment was medically necessary for admissions spanning more than two midnights. In connection with these restrictions, hospitals could not bill CMS for outpatient services on hospital stays lasting less than two midnights during such period. Fees associated with recoveries initiated by us based upon improper claims for inpatient reimbursement of these short stays had represented a substantial portion of the revenues we had earned under our prior RAC contract. The continued suspension of this type of review activity had a material adverse effect on our healthcare revenues and operating results at that time.

The U.S. federal government accounts for a significant portion of our revenues, and any loss of business from, or change in our relationship with, the U.S. federal government would result in a significant decrease in our revenues and operating results.

We have historically derived and are likely to continue to derive a significant portion of our revenues from the U.S. federal government. For 2020 and 2019, revenues under contracts with the U.S. federal government accounted for approximately 49% and 36%, respectively, of our total revenues. The continuation and exercise of renewal options on government contracts and any new government contracts are, among other things, contingent upon winning competitive bidding processes, changes in federal government spending, the availability of adequate funding for the applicable federal government agency, or other regulatory changes such as the recent decisions by several governmental agencies to suspend collection efforts in the near term as a result of the COVID-19 pandemic, could directly affect our financial performance.

For example, we were not selected as a provider in connection with the recent IRS procurement process for the contract renewal becoming effective in September 2021. The award is currently under protest by another bidder. In its original procurement letter, the IRS stated that technical factors, when combined, were more important than the commission rate, but the IRS has discretion and does not have to automatically grant an award to the bidder that submits a bid receiving the highest technical rating. The loss of business from the U.S. federal government, or significant policy changes or financial pressures within the agencies of the U.S. federal government that we serve would result in a significant decrease in our revenues, which would adversely affect our business, financial condition and results of operations.

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

If our security measures are breached or fail and unauthorized access is obtained to our clients’ confidential data, our services may be perceived as insecure, the attractiveness of our services to current or potential clients may be reduced, and we may incur significant liabilities.

Our services involve the storage and transmission of confidential information relating to our clients and their customers, including health, financial, credit, payment and other personal or confidential information. Although our data security procedures are designed to protect against unauthorized access to confidential information, our computer systems, software and networks may be vulnerable to unauthorized access and disclosure of our clients’ confidential information. Further, we may not effectively adapt our security measures to evolving security risks, address the security and privacy concerns of existing or potential clients as they change over time, or be compliant with federal, state, and local laws and regulations with respect to securing confidential information. Unauthorized access to confidential information relating to our clients and their customers could lead to reputational damage which could deter our clients and potential clients from selecting our services, or result in termination of contracts with those clients affected by any such breach, regulatory action, and claims against us.

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

Risks Related to Regulations and Legislation

Future legislative or regulatory changes affecting the markets in which we operate could impair our business and operations.

Two of the principal markets in which we provide our recovery and audit services, federal and state receivables and the Medicare program, are a subject of significant legislative and regulatory focus and we cannot anticipate how future changes in government policy may affect our business and operations. For example, Student Aid and Fiscal Responsibility Act, (SAFRA) significantly changed the structure of the government-supported student loan market by assigning responsibility for all new government-supported student loan originations to the Department of Education, rather than originations by private institutions and backed by one of the remaining government-supported GAs. Further. the Department of Education’s decision to cancel the current procurement in its entirety in 2018, terminated our contract award, which has significantly reduced our revenues in the student loan market. Lastly, the continued suspension of the type of review activity we are allowed to conduct under our contracts with CMS has resulted in limitation on our healthcare revenues and operating results. Any future changes in the legislation and regulations that govern these markets, may require us to adapt our business to the new circumstances and we may be unable to do so in a manner that does not adversely affect our business and operations.

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

Further, some have speculated that there may be consolidation among the remaining GAs. This speculation has heightened as a result of the reduction of fees that the GAs will receive for rehabilitating student loans as a result of the Bipartisan Budget Act of 2013. If GAs that are our clients are combined with GAs with whom we do not have a relationship, we could suffer a loss of business. Two of our GA clients were responsible for 18% and 22%, respectively, of revenues for the years ended December 31, 2020 and 2019. The consolidation of our GA clients with others and the failure to provide recovery services to the consolidated entity could decrease our revenues, which could negatively impact our business, financial condition and results of operations.

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

Our student loan recovery business is subject to regulation and oversight by various state and federal agencies, particularly in the area of consumer protection. The Fair Debt Collection Practices Act (FDCPA), and related state laws provide specific guidelines that we must follow in communicating with holders of student loans and regulates the manner in which we can recover defaulted student loans. Some state attorney generals have been active in this area of consumer protection regulation. We are subject, and may be subject in the future, to inquiries and audits from state and federal regulators, as well as frequent litigation from private plaintiffs regarding compliance under the FDCPA and related state regulations. We are also subject to the Fair Credit Reporting Act (FCRA), which regulates consumer credit reporting and may impose liability on us to the extent adverse credit information reported to a credit bureau is false or inaccurate. Our compliance with the FDCPA, FCRA and other federal and state regulations that affect our student loan recovery business may result in significant costs, including litigation costs. We are also subject to regulations promulgated by the United States Consumer Financial Protection Bureau (CFPB), which, among other things, establishes regulations regarding consumer financial protection laws. In addition, the CFPB has investigatory and enforcement authority with respect to whether persons are engaged in unlawful acts or practices in connection with the collection of consumer debts. Due to the pandemic caused by the COVID-19 virus, the Department of Education paused all student loan payments and recovery efforts beginning in March of 2020. Moreover, this pause has been extended through September of 2021. There is significant risk to the student loan recovery revenue portion of our business if the administration continues the pause or forgives large amounts of the borrowers outstanding loans.

Risks Related to our Common Stock

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

Parthenon Capital Partners, Prescott Group Management, L.L.C., ECMC Group, Inc., and Mill Road Capital Management LLC beneficially owned approximately 24.7%, 22.9% 11.5%, and 6.4% of our common stock, respectively, as of December 31, 2020. As a result of their ownership, these significant stockholders have the ability to influence the outcome of matters submitted to a vote of stockholders and, through our board of directors, the ability to influence decision making with respect to our business direction and policies. Parthenon Capital Partners, Prescott Group Management, L.L.C., ECMC Group, Inc., and Mill Road Capital management LLC may have interests different from our other stockholders’ interests and may vote in a manner adverse to those interests. Matters over which these three significant stockholders can, directly or indirectly, exercise influence include:

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
In addition, even though Parthenon Capital Partners does not currently have a representative sitting on our Board of Directors, Parthenon Capital Partners does have a contractual right to designate a number of directors proportionate to its stock ownership. Further, under our amended and restated certificate of incorporation, Parthenon Capital Partners does not have any obligation to present to us, and Parthenon Capital Partners may separately pursue, corporate opportunities of which it becomes aware, even if those opportunities are ones that we would have pursued if granted the opportunity.

General Risks

We may undertake strategic transactions or other corporate restructuring that prove unsuccessful, strain or divert our resources and harm our results of operations and stock price.

We may consider strategic transactions or other corporate restructurings that could include the acquisition of other companies in our industry or in new markets, or the sale or divestiture of, or the wind down of existing portions of our business. We may not be able to successfully complete any such strategic transaction and, if completed, any such acquisition or divestiture may fail to achieve the intended financial results. We may not be able to successfully integrate any acquired businesses with our own and we may be unable to maintain our standards, controls and policies. Further, acquisitions may place additional constraints on our resources by diverting the attention of our management from other business concerns. Moreover, any acquisition may result in a potentially dilutive issuance of equity securities, the incurrence of additional debt, the amortization expenses related to intangible assets, and the potential impairment charges related to intangible assets or goodwill, all of which could adversely affect our results of operations and stock price. Further, despite any projected cost savings related to any proposed divestiture or wind down of any existing portion of our business, any such divestiture or wind down could result in an adverse effect on our revenues and results of operations.

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

ITEM 1B. Unresolved Staff Comments
None.
ITEM 2. Properties
Facilities
As of December 31, 2020, we operated seven separate office locations throughout the United States. The largest of these facilities is in Livermore, California and serves as our corporate headquarters, as well as a data center and production location. Our Livermore facility is comprised of approximately 50,000 square feet of space and has a lease expiration of November 2022. We also lease production centers in California, Oregon, Florida, Tennessee, and Texas and own production/data centers in Oregon and Indiana.
We believe that our facilities are adequate for current operations and that additional space will be available as required. See Note 6 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for information regarding our lease obligations.
ITEM 3. Legal Proceedings
We are involved in various legal proceedings that arise from our normal business operations. These actions generally derive from our student loan recovery services, and generally assert claims for violations of the Fair Debt Collection Practices Act or similar federal and state consumer laws. While litigation is inherently unpredictable, we believe that none of these legal proceedings, individually or collectively, will have a material adverse effect on our financial condition or our results of operations.
ITEM 4. Mine Safety Disclosures
Not applicable.

PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Trading Symbol
Shares of Performant currently trade on the NASDAQ under the trading symbol PFMT.
Stockholders
As of December 31, 2020, we had approximately 22 holders of record of our common stock and we believe a greater number of shareholders who hold shares through brokers, banks or other nominees.
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
Issuer Purchases of Equity Securities
None.

ITEM 6. Selected Financial Data
The selected consolidated balance sheet data as of December 31, 2020 and 2019, and the selected consolidated statements of operations data for each year ended December 31, 2020 and 2019, have been derived from our audited consolidated financial statements which are included elsewhere in this annual report. The selected consolidated balance sheet data as of December 31, 2018, 2017 and 2016, and the selected consolidated statements of operations data for the years ended December 31, 2018, 2017, and 2016 have been derived from our audited consolidated financial statements not included in this annual report. Historical results are not necessarily indicative of future results. You should read the following selected consolidated historical financial data below in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, related notes, and other financial information included in this Annual Report on Form 10-K. The selected consolidated financial data in this section is not intended to replace the consolidated financial statements and is qualified in its entirety by the consolidated financial statements and related notes and schedule included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Consolidated Statement of Operations Data:
Revenues	$155,937	$150,432	$155,668	$132,049	$141,360
Operating expenses:
Salaries and benefits	100,654	115,194	96,144	82,191	78,863
Other operating expense	42,248	47,687	58,333	55,863	54,985
Impairment of goodwill and intangible assets	27,000	7,200	2,988	1,081	15,438
Total operating expenses	169,902	170,081	157,465	139,135	149,286
Loss from operations	(13,965)	(19,649)	(1,797)	(7,086)	(7,926)
Interest expense	(7,227)	(7,589)	(4,699)	(6,972)	(7,897)
Interest income	21	41	28	4	—
Loss before provision for income taxes	(21,171)	(27,197)	(6,468)	(14,054)	(15,823)
Provision for (benefit from) income taxes	(7,182)	(377)	1,542	(1,325)	(4,370)
Net loss available to common shareholders	(13,989)	(26,820)	(8,010)	(12,729)	(11,453)
Net loss per share attributable to common shareholders (1)
Basic	$(0.26)	$(0.50)	$(0.15)	$(0.25)	$(0.23)
Diluted	$(0.26)	$(0.50)	$(0.15)	$(0.25)	$(0.23)
Weighted average shares (in thousands)
Basic	54,414	53,468	52,064	50,688	50,038
Diluted	54,414	53,468	52,064	50,688	50,038

(1)Please see Note 1 to our consolidated financial statements for an explanation of the calculations of our basic and diluted net income per share of common stock.

	As of December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$16,043	$3,373	$5,462	$21,731	$32,982
Total assets	126,227	138,872	137,759	164,436	185,078
Total notes payable	60,863	64,313	45,800	44,000	55,182
Total liabilities	84,247	85,247	60,533	84,111	98,833
Total stockholders’ equity	41,980	53,625	77,226	80,325	86,245

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We provide technology-enabled audit, recovery, outsource services, and related analytics services in the United States. Our services help identify improper payments, and in some markets, restructure and recover delinquent or defaulted assets and improper payments for both government and private clients in a broad range of markets. Our clients typically operate in complex and regulated environments and outsource their audit and recovery needs in order to reduce losses on billions of dollars of improper healthcare payments, delinquent state and federal receivables, defaulted student loans, and other receivables. We also provide complex outsource services for clients across our various markets, where we handle many or all aspects of our clients’ recovery processes.
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
COVID-19 Pandemic Update
On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The COVID-19 pandemic resulted in various unprecedented national and international measures in an effort to contain the spread of the virus, including restrictions on travel, quarantines, mandatory business shut downs, shelter-in-place and related emergency orders. We took proactive actions early on to protect the health of our employees and their families, including curtailing business travel and encouraging videoconferencing whenever possible, requiring most personnel to work remotely and we restricted access to our offices to personnel who are required to perform critical business continuity activities.

While we continue to believe we have taken steps that will allow us to function in a virtual or remote fashion as a result of the COVID-19 pandemic, the extent of the COVID-19 pandemic’s effect on our operational and financial performance will continue to depend on future developments. During 2020, several of our customers, including Federal and state governments paused the recovery and audit services that we provide for a number of months. In particular, pursuant to the terms of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted in March 2020, the U.S. Federal government suspended payments, ceased accruing interest, and stopped involuntary collections of payments (e.g., wage garnishments) for student loans owned by the Department of Education through September 30, 2020. The pause on our student loan recovery services has since been extended a few times, with the latest extension through September 30, 2021.

Overall global or localized economic activity continues to contract or does not show signs of improvement, the pause on our student loan recovery services may be further extended, or pauses or suspensions with respect to our other audit and recovery services may be implemented, any of which will have a material adverse effect on our business, results of operations, financial condition and cash flows. As a result, it is not currently possible to ascertain or predict the overall long-term impact of the COVID-19 pandemic on our business.

Uncertainty around the breadth and duration of business disruptions related to COVID-19 pandemic continues, as well as its impact on the U.S. economy, the ongoing business operations of our clients, and the results of our operations and financial condition. While our management team continues to actively monitor the impacts of the COVID-19 pandemic and may take further actions altering our business operations that we determine are in the best interests of our employees and clients or as required by federal, state, or local authorities, the full impact of the COVID-19 pandemic on our results of operations, financial condition, or liquidity for fiscal year 2021 and beyond cannot be estimated at this point.

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

	Year Ended December 31,
	2020	2019
	(in thousands)
Healthcare	$68,548	$43,328
Recovery (1)	73,396	89,626
Customer Care / Outsourced Services	13,993	17,478
Total Revenues	$155,937	$150,432
(1)Represents student lending, state and municipal tax authorities, IRS, Department of the Treasury, and Premiere Credit of North America.
Healthcare
We derive revenues from our healthcare clients by providing payment integrity services to both commercial and government clients, including auditing, identifying, sometimes recovering improperly paid claims through both automated and manual review of such claims, and coordination-of-benefits. We are paid contingency fees by our clients based on a percentage of the dollar amount of improper claims recovered as a result of our efforts. The revenues we recognize are net of our estimate of claims that we believe will be overturned by appeal following payment by the provider.
For our commercial healthcare business, our business strategy is focused on utilizing our technology-enabled services platform to provide audit, third-party liability recovery and analytical services for private healthcare payers. We have entered into contracts with several private payers, although these contracts are in the early stage of implementation. Revenues from our commercial healthcare clients were $23.5 million for the year ended December 31, 2020 compared to revenues of $15.5 million for the year ended December 31, 2019.
On October 5, 2017, we announced that we were awarded the MSP CRC contract by the CMS. Under this agreement, we are responsible for coordination-of-benefits claims, which includes identifying and recovering payments in situations where Medicare should not be the primary payer of healthcare claims because a beneficiary has other forms of insurance coverage, such as through an employer group health plan or certain other payers.
On October 26, 2016, CMS awarded two new RAC contracts, for audit Regions 1 and 5. The RAC contract award for Region 1 allows us to continue our audit of payments under Medicare’s Part A and Part B for all provider types other than DMEPOS and home health and hospice within an 11 state region in the Northeast and Midwest. The Region 5 RAC contract provides for the post-payment review of DMEPOS and home health and hospice claims nationally. While audit and recovery activity commenced in April 2017, the volume of audits permitted by CMS under these RAC contracts is limited by a baseline of 0.5% of claims billed by a provider in the previous 12-month period. This baseline may be further adjusted up or down by CMS.
Healthcare providers have the right to appeal a claim and may pursue additional appeals if the initial appeal is found in favor of the healthcare insurer. Our total estimated liability for appeals was approximately $1.0 million as of both December 31, 2020 and 2019, respectively. This represents our best estimate of the amount probable of being refunded to our healthcare clients following successful appeals of claims for which commissions were previously collected.
Many of our healthcare clients are expanding the scope of services that we provide, and during 2020, we continued to renew contracts by way of competitive procurement. We believe this growth trend will continue as our suite of payment integrity services further matures and scales. Going forward, we anticipate that our healthcare revenues will drive the majority of overall company revenue growth.

Recovery
Recovery market revenues are derived from student lending, state and municipal tax authorities, IRS, Department of the Treasury, and Premiere Credit of North America.
In the spring of 2017, the IRS named us as one of four companies to perform recovery services under its private collection program. This program, authorized under a federal law, calls for the use of private companies to recover outstanding inactive tax receivables on the government's behalf. We were not selected as a provider in connection with the recent IRS procurement process for the contract renewal becoming effective in September 2021. The award is currently under protest by another bidder. In its original procurement letter, the IRS stated that technical factors, when combined, were more important than the commission rate, but the IRS has discretion and does not have to automatically grant an award to the bidder that submits a bid receiving the highest technical rating.

We also service the federal agency market, which consists of government debt subrogated to the Department of the Treasury by numerous different federal agencies, comprising a mix of commercial and individual obligations and a diverse range of receivables. These debts are managed by the Bureau of the Fiscal Service, a bureau of the Department of the Treasury.
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

We believe the size and the composition of our student loan inventory at any point provides us with a significant degree of revenue visibility for our student loan revenues. In 2020, with the onset of the COVID-19 pandemic, student lending placement volumes reduced dramatically as a result of government mandate under the CARES Act to pause student lending recovery activities. We expect this reduction in placement volumes will continue to remain low at least through the end of the most recent extension of the pause on student lending recovery activities to September 30, 2021. While we were able to continue to recognize student loan related revenue throughout 2020 due to our existing in-process borrower rehabilitation agreements, we have not processed many new loan rehabilitations since the pause went into effect. As a result, for 2021, we anticipate that there will be a significant reduction to our annual recovery revenue.

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
Allocation of Placement Volume
Our clients have the right to unilaterally set and increase or reduce the volume of defaulted receivables that we service at any given time. In addition, many of our recovery contracts for defaulted receivables are not exclusive, with our clients retaining multiple service providers to service portions of their portfolios. Accordingly, the number of delinquent receivables that are placed with us may vary from time to time, which may have a significant effect on the amount and timing of our revenues. We believe the major factors that influence the number of placements we receive from our clients include our performance under our existing contracts and our ability to perform well against competitors for a particular client. To the extent that we perform well under our existing contracts and differentiate our services from those of our competitors, we may receive a relatively greater number of placements under these existing contracts and may improve our ability to obtain future contracts from these clients and other potential clients. Further, delays in placement volume, as well as acceleration of placement volume, from any of our large clients may cause our revenues and operating results to vary from quarter to quarter, for example, placements were significantly delayed due to the government mandate under the CARES Act in March 2020 pause on student loan recovery activities.
Claim Recovery Volume
Our audit business reflects the scale of claims which are deemed permissible to audit by clients. Non-permissible claims may include client product lines which are determined to be out of scope, excluded providers or provider groups, changes in policy, or other factors such as geographies disrupted by natural disasters.
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

Client Contract Cancellation
Substantially all of our contracts entitle our clients to unilaterally terminate their contractual relationship with us at any time without penalty. If we lose one or more of our significant clients, including if one of our significant clients cancels or does not exercise the renewal option on our contract, if the terms of compensation for our services change or if there is a reduction in the level of placements provided by any of these clients, our revenues could decline.
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
Our contracts are composed primarily of variable consideration. Fees earned under our audit and recovery services contracts consist primarily of contingency fees based on a specified percentage of the amount we enable our clients to recover. The contingency fee percentage for a particular recovery depends on the type of recovery or claim facilitated. In certain contracts, we can earn additional performance-based consideration determined based on its performance relative to a client’s other contractors providing similar services.

We generally either apply the as-invoiced practical expedient where our right to consideration corresponds directly to our right to invoice our clients, or the variable consideration allocation exception where the variable consideration is attributable to one or more, but not all, of the services promised in a series of distinct services that form part of a single performance obligation. As such, we have elected the optional exemptions related to the as-invoiced practical expedient and the variable consideration allocation exception, whereby the disclosure of the amount of transaction price allocated to the remaining performance obligation is not required.
We estimate variable consideration only if we can reasonably measure our progress toward complete satisfaction of the performance obligation using an output method based on reliable information, and recognize such revenue over the performance period only if it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. Any change made to the measure of progress toward complete satisfaction of our performance obligation is recorded as a change in estimate. We exercise judgment to estimate the amount of constraint on variable consideration based on the facts and circumstances of the relevant contract operations and availability and reliability of data. Although we believe the estimates made are reasonable and appropriate, different assumptions and estimates could materially impact the amount of variable consideration.
Under certain contracts, consideration can include periodic performance-based bonuses which can be awarded based on our performance under the specific contract. These performance-based awards are considered variable and may be constrained by us until there is not a risk of a significant reversal.
For contracts that contain a refund right, these amounts are considered variable consideration, and we estimate our refund liability for each claim and recognize revenue net of such estimate.
We have applied the as-invoiced practical expedient and the variable consideration allocation exception to contracts with performance obligations that have an average remaining duration of less than a year.
Results of Operations
Year Ended December 31, 2020 compared to the Year Ended December 31, 2019
The following table represents our historical operating results for the periods presented:

	Year Ended December 31,
	2020	2019	$ Change	% Change
	(in thousands)
Consolidated Statements of Operations Data:
Revenues	$155,937	$150,432	$5,505	4%
Operating expenses:
Salaries and benefits	100,654	115,194	(14,540)	(13)%
Other operating expense	42,248	47,687	(5,439)	(11)%
Impairment of goodwill and intangible assets	27,000	7,200	19,800	275%
Total operating expenses	169,902	170,081	(179)	—%
Loss from operations	(13,965)	(19,649)	(5,684)	(29)%
Interest expense	(7,227)	(7,589)	(362)	(5)%
Interest income	21	41	(20)	(49)%
Loss before benefit from income taxes	(21,171)	(27,197)	(6,026)	(22)%
Benefit from income taxes	7,182	377	(6,805)	1,805%
Net Loss	$(13,989)	$(26,820)	$(12,831)	(48)%

Revenues
Total revenues were $155.9 million for the year ended December 31, 2020, an increase of $5.5 million or 4%, compared to total revenues of $150.4 million for the year ended December 31, 2019.
Healthcare revenues were $68.5 million for the year ended December 31, 2020, representing an increase of $25.2 million, or 58%, compared to the year ended December 31, 2019. Healthcare revenues for the year ended December 31, 2020, increased compared to the year ended December 31, 2019, primarily due to an increase in revenues earned under our coordination-of-benefits contracts.
Recovery revenues were $73.4 million for the year ended December 31, 2020, representing an decrease of $16.2 million, or 18%, compared to the year ended December 31, 2019. This decrease was primarily due to the COVID-19 pandemic that resulted in many of our customers pausing work on our recovery contracts and much lower student loan placement volumes.
Customer Care / Outsourced Services revenues were $14.0 million for the year ended December 31, 2020, a decrease of $3.5 million, or 20%, compared to the year ended December 31, 2019. The decrease was primarily due to reduced demand for our services as a result of the COVID-19 pandemic.
Salaries and Benefits
Salaries and benefits expense were $100.7 million for the year ended December 31, 2020, a decrease of $14.5 million, or 13%, compared to salaries and benefits expense of $115.2 million for the year ended December 31, 2019. The decrease in salaries and benefits expense was primarily driven by furloughs of employees due to pauses in our services as a result of the COVID-19 pandemic.
Other Operating Expense
Other operating expense was $42.2 million for the year ended December 31, 2020, a decrease of $5.4 million, or 11%, compared to other operating expense of $47.7 million for the year ended December 31, 2019. The decrease in other operating expenses was primarily due to lower activity levels resulting from the pause in recovery services as a result of the COVID-19 pandemic.
Impairment of Goodwill
Impairment of goodwill was $27.0 million for the year ended December 31, 2020, an increase of $19.8 million, compared to $7.2 million for the year ended December 31, 2019. The impairments in both years were non-cash charges resulting primarily from the decrease in our stock price and associated market capitalization.
Loss from Operations
As a result of the factors described above, loss from operations was $14.0 million for the year ended December 31, 2020, compared to loss from operations of $19.6 million for the year ended December 31, 2019, representing a decrease in the loss from operations of $5.7 million.
Interest Expense
Interest expense was $7.2 million for the year ended December 31, 2020 compared to $7.6 million for the year ended December 31, 2019, representing a decrease of 5%. Interest expense decreased due to a lower blended interest rate, which was offset by a higher average outstanding loan balance in 2020 compared to 2019.
Income Taxes
The income tax benefit was $7.2 million for the year ended December 31, 2020 compared to $0.4 million for the year ended December 31, 2019. Our effective income tax rate increased to 34% for the year ended December 31, 2020 from 2% for the year ended December 31, 2019. The increase in the effective tax rate is primarily driven by the net operating loss (“NOL”) carryback benefit recorded as a result of the newly enacted provisions of the CARES Act.
Net Loss
As a result of the factors described above, net loss was $14.0 million for the year ended December 31, 2020, which represents a decrease in net loss of $12.8 million compared to net loss of $26.8 million for the year ended December 31, 2019.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, and cash and cash equivalents on hand. Cash and cash equivalents, which includes restricted cash and consists primarily of cash on deposit with banks, totaled $18.3 million as of December 31, 2020, compared to $5.0 million as of December 31, 2019. The $13.3 million increase in the balance of our cash and cash equivalents from December 31, 2019 to December 31, 2020, was primarily due to $20.7 provided by operating activities, primarily offset by $3.8 million used in investing activities and $3.5 million repayment of notes payable.
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
The COVID-19 pandemic led certain of our customers to delay the recovery and audit services that we provide during the course of 2020 as a result of the economic hardships faced by a large portion of the population. For example, pursuant to the terms of the CARES Act enacted in March 2020, the U.S. Federal government suspended payments, ceased accruing interest, and stopped involuntary collections of payments (e.g., wage garnishments) for student loans owned by the Department of Education through September 30, 2020, which was most recently extended through September 30, 2021. While some of our customers resumed our audit and recovery services in latter half of 2020, the pause on our student loan recovery services may be extended again, or our audit and recovery services with respect to other clients may similarly be paused, any of which could adversely affect our financial condition and the achievement of our strategic objectives. Conditions in the financial and credit markets may also limit the availability of funding or increase the cost of funding, which could adversely affect our business, financial position and results of operations.
The impact of the COVID-19 pandemic on our business operations cannot be fully estimated at this point and the speed of economic recovery in the markets we serve remains uncertain. While we currently believe our financial projections are attainable, including giving consideration to the ongoing impact of the COVID-19 pandemic, there can be no assurances that our financial results will be recognized in a time frame necessary to meet our ongoing cash requirements. If our cash flows and capital resources are insufficient to fund our planned business operations or to fund our other liquidity needs, we may need to reduce or delay capital expenditures, alter our business plans, curtail the services we provide to our current or future clients, execute additional reductions in workforce (both through furloughs and layoffs), sell assets or operations, seek additional capital, restructure or refinance our indebtedness, any of which could have an adverse effect on our financial condition and results of operations.
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

	Year Ended December 31,
	2020	2019
	(in thousands)
Net cash provided by (used in) operating activities	$20,696	$(15,423)
Net cash used in investing activities	(3,679)	(4,856)
Net cash (used in) provided by financing activities	(3,716)	17,999

Cash flows from operating activities
Cash provided by operating activities was $20.7 million for the year ended December 31, 2020, compared to cash used in operating activities of $15.4 million for the same period in 2019. The increase included a net loss of $14.0 million, which was impacted by a non-cash goodwill impairment charge of $27.0 million. Excluding the non-cash impairment charge, net income in 2020 would have been $13.3 million. The remaining factors contributing to the change were due to favorable movements in working capital balance sheet accounts.
Operating activities used $15.4 million of cash during the year ended December 31, 2019. This included a net loss of $26.8 million in 2019, an increase in trade receivables of $6.3 million, which was partially offset by $11.1 million in non-cash adjustments.
Cash flows from investing activities
Cash used in investing activities of $3.7 million for the year ended December 31, 2020 was mainly for capital expenditures related to information technology, data storage, hardware, telecommunication systems and security enhancements to our information technology systems.
Investing activities resulted in cash outflow of $4.9 million during the year ended December 31, 2019 and was used primarily for capital expenditures related to information technology, hardware, data storage and security enhancements to our operating software.
Cash flows from financing activities
Cash used in financing activities of $3.7 million for the year ended December 31, 2020 was primarily attributable to $3.5 million in repayments of notes payable.
Cash provided by financing activities of $18.0 million during the year ended December 31, 2019 was primarily attributable to $21.0 million in additional term loans borrowings under our Credit Agreement, partially offset by $2.5 million repayments of notes payable during the same period.
Restricted Cash
As of December 31, 2020, restricted cash included in current assets on our consolidated balance sheet was $2.3 million. Restricted cash is held in certificates of deposit as collateral for letters of credit issued by a bank on our behalf.
Notes Payable
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

In 2018, the Company borrowed $4 million of the Additional Term Loans under the Credit Agreement. On March 21, 2019, we entered into Amendment No. 3 to the Credit Agreement to among other things relieve the Borrower from its obligation to comply with the financial covenants in the Credit Agreement during the six fiscal quarters following the beginning of the Company’s fourth fiscal quarter of 2018. In 2019, the Company borrowed $21 million, and has borrowed all of the $25 million available as Additional Term Loans.
As of December 31, 2020, $60.9 million was outstanding under the Credit Agreement. While this amount is classified in current liabilities, we have the option to extend the maturity of the Loans for two additional one-year periods, subject to the satisfaction of customary conditions.
The Loans bear interest at the one-month LIBOR rate (subject to a 1% per annum floor) plus a margin which may vary from 5.5% per annum to 10.0% per annum based on our total debt to EBITDA ratio. Our annual interest rate at December 31, 2020 was 6.5% and 11.8% at December 31, 2019. We are required to pay 5% of the original principal balance of the Loans annually in quarterly installments and to make mandatory prepayments of the Loans with a percentage of our excess cash flow which may vary between 75% and 0% depending on our total debt to EBITDA ratio and from the net cash proceeds of certain asset dispositions and debt not otherwise permitted under the Credit Agreement, in each case, subject to the lender's right to decline to receive such payments.
The Credit Agreement contains certain restrictive financial covenants which were not effective until the quarter ending June 30, 2020, at which point, we will be required to (1) achieve a minimum fixed charge coverage ratio of 1.0 to 1.0 through December 31, 2020, 1.25 to 1.0 through June 30, 2021, and 1.25 to 1.0 through June 30, 2022 if the maturity date of the Loans is extended until the fifth anniversary of the Closing Date and (2) maintain a maximum total debt to EBITDA ratio of 6.00 to 1.00. The Credit Agreement also contains covenants that restrict the Company and its subsidiaries’ ability to incur certain types or amounts of indebtedness, incur liens on certain assets, make material changes in corporate structure or the nature of its business, dispose of material assets, engage in a change in control transaction, make certain foreign investments, enter into certain restrictive agreements, or engage in certain transactions with affiliates. The Credit Agreement also contains various customary events of default, including with respect to change of control of the Company or its ownership of the Borrower.
The obligations under the Credit Agreement are secured by substantially all of our subsidiaries’ assets and are guaranteed by the Company and its subsidiaries, other than the Borrower.
Contractual Obligations
The following summarizes our contractual obligations as of December 31, 2020:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Notes payable	$60,863	$60,863	$—	$—	$—
Interest payments	3,359	3,359	—	—	—
Operating lease obligations	6,382	2,642	2,758	982	—
Purchase obligations	5,680	5,367	313	—	—
Total	$76,284	$72,231	$3,071	$982	$—

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.

Adjusted EBITDA and Adjusted Net Income (Loss)
To provide investors with additional information regarding our financial results, we have disclosed in the table below and within this report adjusted EBITDA and adjusted net income (loss), both of which are non-GAAP financial measures. We have provided a reconciliation below of adjusted EBITDA to net income (loss) and adjusted net income (loss) to net loss, the most directly comparable GAAP financial measure to these non-GAAP financial measures.
We have included adjusted EBITDA and adjusted net income (loss) in this report because they are key measures used by our management and board of directors to understand and evaluate our core operating performance and trends and to prepare and approve our annual budget. Accordingly, we believe that adjusted EBITDA and adjusted net income (loss) provide useful information to investors and analysts in understanding and evaluating our operating results in the same manner as our management and board of directors.
Our use of adjusted EBITDA and adjusted net income (loss) has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:
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
•adjusted EBITDA and adjusted net income (loss) do not reflect the potentially dilutive impact of equity-based compensation;
•adjusted EBITDA and adjusted net income (loss) do not reflect the impact of certain non-operating expenses resulting from matters we do not consider to be indicative of our core operating performance; and
•other companies may calculate adjusted EBITDA and adjusted net income (loss) differently than we do, which reduces its usefulness as a comparative measure.
Because of these limitations, you should consider adjusted EBITDA and adjusted net income (loss) alongside other financial performance measures, including net income (loss) and our other GAAP results.
The following tables present a reconciliation of adjusted EBITDA and adjusted net income (loss) for the years ended December 31, 2020 and 2019 to actual net income (loss) for these periods:

	Year Ended December 31,
	2020	2019
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net loss	$(13,989)	$(26,820)
Benefit from income taxes	(7,182)	(377)
Interest expense	7,227	7,589
Interest income	(21)	(41)
Client contract termination settlement (7)	—	(677)
Non-core operating expenses (6)	—	309
Earnout mark-to-market (5)	(397)	(1,223)
Depreciation and amortization	5,216	8,536
Impairment of goodwill (3)	27,000	7,200
Stock based compensation	2,610	2,311
Adjusted EBITDA	$20,464	$(3,193)

	Year Ended December 31,
	2020	2019
	(in thousands)
Reconciliation of Adjusted Net Income (Loss):
Net loss	$(13,989)	$(26,820)
Stock based compensation	2,610	2,311
Amortization of intangibles (1)	239	239
Impairment of goodwill (3)	27,000	7,200
Deferred financing amortization costs (2)	1,525	1,286
Client contract termination settlement (7)	—	(677)
Non-core operating expenses (6)	—	309
Earnout mark-to-market (5)	(397)	(1,223)
Tax adjustments (4)	(8,519)	(2,598)
Adjusted net income (loss)	$8,469	$(19,973)

(1)Represents amortization of capitalized intangible assets related to the acquisition of Performant by an affiliate of Parthenon Capital Partners in 2004.
(2)Represents amortization of capitalized financing costs related to our Credit Agreement.
(3)Represents non-cash goodwill impairment charge.
(4)Represents tax adjustments assuming a marginal tax rate of 27.5% .
(5)Represents the change from prior reporting periods in the fair value of the potential earnout consideration payable to ECMC group in connection with the Premiere acquisition.
(6)Represents professional fees related to strategic corporate development activities.
(7)Represents a contract termination settlement from the Department of Education in 2019.
Recent Accounting Pronouncements
See "New Accounting Pronouncements" in Note 1(t) of the Consolidated Financial Statements included in Part IV - Item 15 of this report.
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
ITEM 8. Financial Statements and Supplementary Data
Our consolidated financial statements and notes thereto and the reports of Baker Tilly US, LLP are set forth in the Index to Financial Statements under Item 15, Exhibits, Financial Statement Schedules, and is incorporated herein by reference.
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
Management, with the participation of our Chief Executive Officer and our Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of the fiscal year covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were functioning effectively at the reasonable assurance level as of December 31, 2020.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with United States Generally Accepted Accounting Principles (“US GAAP”). Under the supervision of, and with the participation of our Chief Executive Officer and Chief Accounting Officer, management assessed the effectiveness of internal control over financial reporting as of December 31, 2020. The criteria established in “Internal Control Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) were updated in May 2013, when COSO issued an updated framework (the "2013 COSO Framework"). Management based its assessment on the criteria established in the 2013 COSO Framework. Based on this evaluation, management concluded that its internal control over financial reporting was effective as of December 31, 2020.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the year ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than those noted above.
ITEM 9B.    Other Information
None.

PART III
ITEM 10.    Information About our Executive Officers
This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies from the Registrant’s 2021 Annual Meeting of Stockholders.
ITEM 11.    Executive Compensation
This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies from the Registrant’s 2021 Annual Meeting of Stockholders.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies from the Registrant’s 2021 Annual Meeting of Stockholders.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies from the Registrant’s 2021 Annual Meeting of Stockholders.
ITEM 14. Principal Accounting Fees and Services
This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies from the Registrant’s 2021 Annual Meeting of Stockholders.

PART IV
ITEM 15. Exhibits, Financial Statement Schedules
(a) Financial Statements
(1) Financial Statements. The financial statements filed as part of this report are identified in the Index to Consolidated Financial Statements on page F-1.
(2) Financial Statement Schedules. See Item 15(c) below.
(3) Exhibits. See Item 15(b) below.
b) Exhibits
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

Exhibit Number	Description

21*	List of Subsidiaries

23.1*	Consent of Baker Tilly US, LLP (formerly known as Baker Tilly Virchow Krause LLP), Independent Registered Public Accounting Firm

24*	Powers of Attorney (included in the signature page to this report)

31.1*	Rule 13a-14(a)/15d-14(a) Certification, executed by Lisa C. Im

31.2*	Rule 13a-14(a)/15d-14(a) Certification, executed by Ian Johnston

32.1*	Furnished Statement of the Chief Executive Officer under 18 U.S.C. Section 1350

32.2*	Furnished Statement of the Chief Accounting Officer under 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Scheme

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document
*Filed herewith
(c) Financial Statements and Schedules
Schedules not listed above have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes hereto.
ITEM 16. Form 10-K Summary
Not applicable

Index to Consolidated Financial Statements

Page
Consolidated Financial Statements of Performant Financial Corporation and Subsidiaries as of December 31, 2020 and 2019 and for the years ended December 31, 2020, and 2019

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Balance Sheets	F-4

Consolidated Statements of Operations	F-5

Consolidated Statements of Changes in Stockholders' Equity	F-6

Consolidated Statements of Cash Flows	F-7

Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Performant Financial Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Performant Financial Corporation and subsidiaries (the "Company") as of December 31, 2020 and 2019 and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the years then ended, and the related notes and financial statement Schedule II (collectively the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Critical Audit Matter Description

For the year ended December 31, 2020, the Company recognized revenue related to certain healthcare contracts using an output method based upon the date of delivering the results of claims audits and the expected future collections of such claims submitted. As of December 31, 2020 and for the year ended December 31, 2020, the Company recognized $4.5 million of contract assets and $13.5 million of revenue related to these contracts.

As described in Note 1(l) to the Company’s consolidated financial statements, the Company may recognize revenue upon delivering the results of healthcare claims audits when sufficient reliable information is available to the Company for estimating variable consideration earned based on an output method that reasonably measures the Company’s satisfaction of its performance obligation. Recognition of revenue under this output method is highly judgmental as it requires an evaluation of when the Company believes it has enough experience with eligible contracts to begin to recognize revenue under an output method. It also requires an estimate of expected future collections for claims submitted under each eligible contract. These estimates are dependent upon a number of factors, including the Company’s historical collections.

Auditing contracts under this output method of revenue recognition is complex and highly judgmental due to the variability and uncertainty associated with assessing when a contract is eligible for this output method as well as estimating amounts expected to be recovered for submitted claims. Changes in these estimates could have a significant effect on the amount of revenue recognized.

How the Critical Audit Matter Was Addressed in the Audit

The primary procedures we performed to address this critical audit matter included the following:

We obtained an understanding and evaluated the design and implementation of key controls that address the risks of material misstatements relating to revenue recognition for the healthcare contracts described above including controls over the review and evaluation of contract terms, review of the estimated variable consideration to be recognized under the output method, and review of journal entries related to the recognition of variable consideration under the output method.

To evaluate the Company’s selection of contracts accounted for under this output method, we obtained and reviewed each eligible contract and tested management’s identification of significant contract terms, including its enforceable rights within the contract, and resulting revenue recognized in conformity with accounting principles generally accepted in the United States of America. We evaluated the factors used by management in determining the amount of revenue recognized and related contract asset, including an assessment of the reliability of the Company’s historical collection activity.

We also tested management’s estimate of the historical collection activity and corresponding revenue recognition and contract asset. This included testing the inputs utilized by management to third party sources as well as testing the mathematical accuracy of management’s calculations.

/s/ Baker Tilly US, LLP

We have served as the Company's auditor since 2018.

Baker Tilly US, LLP (formerly known as Baker Tilly Virchow Krause, LLP)
Milwaukee, Wisconsin
March 22, 2021

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except per share amounts)

Assets	December 31, 2020	December 31, 2019
Current assets:
Cash and cash equivalents	$16,043	$3,373
Restricted cash	2,253	1,622
Trade accounts receivable, net of allowance for doubtful accounts of $49 and $237, respectively	23,216	27,170
Contract assets	4,466	1,339
Prepaid expenses and other current assets	3,784	3,329
Income tax receivable	4,758	164
Total current assets	54,520	36,997
Property, equipment, and leasehold improvements, net	17,497	18,769
Identifiable intangible assets, net	689	925
Goodwill	47,372	74,372
ROU assets	5,043	6,834
Other assets	1,106	975
Total assets	$126,227	$138,872
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of notes payable to related party, net of unamortized discount and debt issuance costs of $906 and $130, respectively	$59,957	$3,320
Accrued salaries and benefits	8,799	6,126
Accounts payable	407	2,532
Other current liabilities	3,841	3,576
Deferred revenue	867	83
Estimated liability for appeals and disputes	1,014	1,018
Lease liabilities	2,327	2,775
Total current liabilities	77,212	19,430
Notes payable to related party, net of current portion and unamortized discount and debt issuance costs of $0 and $2,301, respectively	—	58,562
Earnout payable	89	475
Lease liabilities	3,442	4,984
Other liabilities	3,504	1,796
Total liabilities	84,247	85,247
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized, 500,000 shares at December 31, 2020 and 2019, respectively; issued and outstanding, 54,764 and 53,900 shares at December 31, 2020 and 2019, respectively	5	5
Additional paid-in capital	82,933	80,589
Accumulated deficit	(40,958)	(26,969)
Total stockholders’ equity	41,980	53,625
Total liabilities and stockholders’ equity	$126,227	$138,872
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)

	For the Years Ended December 31,
	2020	2019
Revenues	$155,937	$150,432
Operating expenses:
Salaries and benefits	100,654	115,194
Other operating expenses	42,248	47,687
Impairment of goodwill	27,000	7,200
Total operating expenses	169,902	170,081
Loss from operations	(13,965)	(19,649)
Interest expense	(7,227)	(7,589)
Interest income	21	41
Income (loss) before benefit from income taxes	(21,171)	(27,197)
Benefit from income taxes	7,182	377
Net loss	$(13,989)	$(26,820)

Net loss per share attributable to common shareholders (see Note 1)
Basic	$(0.26)	$(0.50)
Diluted	$(0.26)	$(0.50)
Weighted average shares (see Note 1)
Basic	54,414	53,468
Diluted	54,414	53,468
 See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance, January 1, 2019	52,999	$5	$77,370	$(149)	$77,226
Common stock issued under stock plans, net of shares withheld for employee taxes	716	—	(433)	—	(433)
Stock-based compensation expense	—	—	2,311	—	2,311
Recognition of warrants issued in debt financing	—	—	1,165	—	1,165
Recognition of earnout shares issued	185		176		176
Net loss	—	—	—	(26,820)	(26,820)
Balance, December 31, 2019	53,900	5	80,589	(26,969)	53,625
Common stock issued under stock plans, net of shares withheld for employee taxes	864	—	(266)	—	(266)
Stock-based compensation expense	—	—	2,610	—	2,610
Net loss	—	—	—	(13,989)	(13,989)
Balance, December 31, 2020	54,764	$5	$82,933	$(40,958)	$41,980
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(13,989)	$(26,820)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on disposal of assets and other	88	57
Impairment of goodwill	27,000	7,200
Depreciation and amortization	5,216	8,536
ROU asset amortization	1,791	2,589
Gain on lease modification	—	(137)
Stock-based compensation	2,610	2,311
Interest expense from debt issuance costs	1,525	1,286
Earnout mark-to-market	(398)	(1,223)
Changes in operating assets and liabilities:
Trade accounts receivable	3,954	(6,291)
Contract assets	(3,127)	(1,339)
Prepaid expenses and other current assets	(455)	91
Income tax receivable	(4,594)	15
Other assets	(135)	40
Accrued salaries and benefits	2,673	367
Accounts payable	(2,125)	1,130
Deferred revenue and other current liabilities	1,061	(895)
Estimated liability for appeals and disputes	(4)	808
Lease liabilities	(1,990)	(2,786)
Other liabilities	1,708	(362)
Net cash provided by (used in) operating activities	20,809	(15,423)
Cash flows from investing activities:
Purchase of property, equipment, and leasehold improvements	(3,792)	(4,856)
Net cash used in investing activities	(3,792)	(4,856)
Cash flows from financing activities:
Repayment of notes payable	(3,450)	(2,488)
Debt issuance costs paid	—	(81)
Taxes paid related to net share settlement of stock awards	(266)	(466)
Proceeds from exercise of stock options	—	34
Borrowings from notes payable	—	21,000
Net cash (used in) provided by financing activities	(3,716)	17,999
Net increase (decrease) in cash, cash equivalents and restricted cash	13,301	(2,280)
Cash, cash equivalents and restricted cash at beginning of year	4,995	7,275
Cash, cash equivalents and restricted cash at end of year	$18,296	$4,995

Reconciliation of the consolidated statements of cash flows to the consolidated balance sheets:
Cash and cash equivalents	16,043	3,373
Restricted cash	2,253	1,622
Total cash, cash equivalents and restricted cash at end of period	18,296	4,995
Non-cash financing activities:
Recognition of earnout shares issued	$—	$176
Recognition of warrants issued in debt financing	$—	$1,165
Supplemental disclosures of cash flow information:
Cash received for income taxes	$(2,257)	$(202)
Cash paid for interest	$5,702	$6,304
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2020 and 2019
1.    Summary of Significant Accounting Policies
(a)Organization and Nature of Business
Performant Financial Corporation (the "Company" or "we") is a leading provider of technology-enabled recovery and analytics services in the United States. The Company's services help identify, restructure and recover delinquent or defaulted assets and improper payments for both government and private clients in a broad range of markets. Clients of the Company typically operate in complex and regulated environments and contract for their recovery needs in order to reduce losses on defaulted student loans, improper healthcare payments and delinquent state tax and federal treasury receivables. The Company generally provides our services on an outsourced basis; handling many or all aspects of the clients’ recovery processes.
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
(b)Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The Company consolidates entities in which it has controlling financial interest, and as of December 31, 2020, all of the Company’s subsidiaries are 100% owned. All intercompany balances and transactions have been eliminated in consolidation.
(c)Use of Estimates in the Preparation of Consolidated Financial Statements
The preparation of the consolidated financial statements in conformity with U.S. GAAP, requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, primarily accounts receivable, intangible assets, goodwill, estimated liability for appeals and disputes, lease liabilities, earnout payable, other liabilities, deferred income taxes and income tax expense (benefit), and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Our actual results could differ from those estimates.
(d)Liquidity
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

The Company believes that its forecasted results will be sufficient to fund the Company’s current operations, for at least a year from the issuance of these consolidated financial statements. While the Company believes its financial projections are attainable, there can be no assurances that the financial results will be recognized in a timeframe necessary to meet the Company’s ongoing cash requirements. To address the Company’s liquidity needs, specifically the $60.9 million of loans outstanding at December 31, 2020, the Company has the option to extend the maturity of the loans for two additional one-year periods, subject to the satisfaction of customary conditions, including certain financial covenants. If the Company fails to satisfy the conditions required to exercise the option to extend the maturity of the loans, the full balance of the loans will come due on August 11, 2021, at which time, the Company may not have sufficient cash resources to satisfy its debt obligations and the Company may not be able to continue its operations as planned.
(e)Cash and Cash Equivalents
Cash and cash equivalents include demand deposits.
The Company collects monies on behalf of certain clients. Cash is often held on behalf of the clients in various trust accounts and is subsequently remitted to the clients based on contractual agreements. Cash held in these trust accounts for contracting agencies is not included in the Company’s assets (Note 11(a)).
(f)Restricted Cash
At December 31, 2020 and 2019, restricted cash included in current assets on our consolidated balance sheet was $2.3 million and $1.6 million, respectively, held in the form of certificates of deposit, which serve as collateral for letters of credit.
(g)Property, Equipment, and Leasehold Improvements
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
(h)Goodwill and Other Intangible Assets
Goodwill represents the excess of purchase price and related costs over the fair value assigned to the net assets of businesses acquired. Goodwill is reviewed for impairment annually in December, or more frequently if certain indicators are present. The Company may first assess qualitative factors for indicators of impairment to determine whether it is necessary to perform the quantitative goodwill impairment test.
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

(i)Impairment of Long-Lived Assets

Long-lived assets, including intangible assets subject to amortization, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.
(j)System Developments
The Company follows the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Subtopic 350-40, Internal-Use Software, which specifies that costs incurred during the application stage of development should be capitalized. All other costs are expensed as incurred. During 2020 and 2019, costs of $5.4 million and $4.0 million, respectively, were capitalized for projects in the application stage of development. Depreciation expense for completed projects during 2020 and 2019 were $3.1 million and $5.8 million, respectively.
(k)Debt Issuance Costs
Debt issuance costs represent loan and legal fees paid in connection with the issuance of long-term debt. Debt issuance costs are deducted from current and non-current notes payable and are amortized to interest expense under the effective interest method in accordance with key terms of the notes as amended.
(l)Revenues, Accounts Receivable, and Estimated Liability for Appeals
The Company derives its revenues primarily from providing recovery services and healthcare audit services. Revenues are recognized when control of these services is transferred to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.
The Company determines revenue recognition through the following steps:
•Identification of the contract with a customer
•Identification of the performance obligations in the contract
•Determination of the transaction price
•Allocation of the transaction price to the performance obligations in the contract
•Recognition of revenue when, or as, the performance obligations are satisfied.
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
The Company’s contracts are composed primarily of variable consideration. Fees earned under the Company’s audit and recovery services contracts consist primarily of contingency fees based on a specified percentage of the amount the Company enables its clients to recover. The contingency fee percentage for a particular recovery depends on the type of recovery or claim facilitated. In certain contracts, the Company can earn additional performance-based bonuses determined based on its performance relative to the client’s other contractors providing similar services.
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

The Company estimates variable consideration only if it can reasonably measure the progress toward complete satisfaction of the performance obligation using an output method based on reliable information, and recognizes such revenue over the performance period only if it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. Any change made to the measure of progress toward complete satisfaction of our performance obligation is recorded as a change in estimate. The Company exercises judgment to estimate the amount of constraint on variable consideration based on the facts and circumstances of the relevant contract operations and availability and reliability of data. Although the Company believes the estimates made are reasonable and appropriate, different assumptions and estimates could materially impact the amount of variable consideration.
For contracts that contain a refund right, these amounts are considered variable consideration and the Company estimates its refund liability for each claim and recognizes revenue net of such estimate.
Under certain contracts, consideration can include periodic performance-based bonuses which can be awarded based on the Company’s performance under the specific contract. These performance-based bonuses are considered variable and may be constrained by the Company until there is not a risk of a significant reversal.
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
For healthcare claims audit contracts, the Company may recognize revenue upon delivering its findings from claims audits, when sufficient reliable information is available to the Company for estimating the variable consideration earned based on this output measure, as it reasonably measures the Company's satisfaction of its performance obligation.
For coordination-of-benefits contracts, the Company recognizes revenue when insurance companies or other responsible parties have remitted payments to the clients.
For customer care / outsourced services clients, the Company recognizes revenues based on the volume of processed transactions or the quantity of labor hours provided.
The following table presents revenue disaggregated by category (in thousands) for the years ended December 31, 2020 and 2019:

	Years Ended December 31,
	2020	2019
	(in thousands)
Healthcare	$68,548	$43,328
Recovery (1)	$73,396	$89,626
Customer Care / Outsourced Services	$13,993	$17,478
Total Revenues	$155,937	$150,432
(1) Represents student lending, state and municipal tax authorities, IRS and Department of Treasury markets, select financial institutions, as well as Premiere Credit of North America.
For each of the years ended December 31, 2020 and 2019, the Company had three different clients whose individual revenues exceeded 10% of the Company’s total revenues. The dollar amount (in thousands) and percent of total revenue of each of the three clients are summarized in the table below (in thousands):

	Year Ended December 31, 2020			Year Ended December 31, 2019
Rank	Revenue	Percent of total revenue	Rank	Revenue	Percent of total revenue
1	$45,086	28.9%	1	$27,867	18.5%
2	$21,078	13.5%	2	$26,593	17.7%
3	$16,773	10.8%	3	$16,329	10.9%

Accounts receivable from the top three customers in 2020 were 53% of total trade accounts receivable at December 31, 2020, of which two of these customers comprised 30% and 12% of total trade receivables. Accounts receivable from the top three customers were 45% of total trade receivables at December 31, 2019, of which two of these customers comprised 24% and 18% of total trade receivables.
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in cash used in operating activities in the consolidated statements of cash flows. The Company determines the allowance for doubtful accounts by specific identification. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts was $0.05 million and $0.2 million for December 31, 2020 and December 31, 2019, respectively.
Healthcare providers have the right to appeal claims audit findings and may pursue additional appeals if the initial appeal is found in favor of healthcare clients. For coordination-of-benefits contracts, insurance companies or other responsible parties may dispute the Company’s findings regarding Medicare not being the primary payer of healthcare claims. Total estimated liability for appeals and disputes was $1.0 million and $1.0 million as of December 31, 2020 and 2019, respectively. This represents the Company’s best estimate of the probable amount of losses related to appeals or disputes of claims for which commissions were previously collected.
The Company determined that it does not have any costs related to obtaining or fulfilling a contract that are recoverable and as such, these contract costs are expensed as incurred.
Contract assets were $4.5 million and $1.3 million as of December 31, 2020 and December 31, 2019, respectively. Contract assets relate to the Company’s rights to consideration for services completed during the respective years, but not invoiced at the reporting date. Contract assets primarily consist of commissions the Company estimates it has earned from completed claims audit findings submitted to healthcare clients. The increase in contract assets resulted from an update in the measure of progress under certain contracts, additional consideration earned for services provided to healthcare clients, offset by invoiced amounts. Contract assets are recorded to accounts receivable when the Company's rights to payment become unconditional, which is generally when healthcare providers have paid our clients. There was no impairment loss related to contract assets for the years ended December 31, 2020 and 2019.
Contract liabilities are included in deferred revenue in the consolidated balance sheets. The Company had contract liabilities of $0.9 million as of December 31, 2020 and $0.1 million as of December 31, 2019. The Company’s contract liability relates to an advance healthcare commission payment received from a customer for which the Company will recognize revenue as services are delivered.
(m)Prepaid Expenses and Other Current Assets
At December 31, 2020, prepaid expenses and other current assets were $3.8 million and included approximately $1.8 million related to prepaid software licenses and maintenance agreements, $1.4 million for prepaid insurance, and $0.6 million for various other prepaid expenses. At December 31, 2019, prepaid expenses and other current assets were $3.3 million and included approximately $2.2 million related to prepaid software licenses and maintenance agreements, $0.7 million for prepaid insurance, and $0.4 million for various other prepaid expenses.
(n)Other Current Liabilities
At December 31, 2020, other current liabilities primarily included $3.4 million for services received for which we have not received an invoice, $0.2 million for estimated workers' compensation claims incurred but not reported, and $0.2 million for 3rd party fees and equipment financing payables. At December 31, 2019, other current liabilities primarily included $2.2 million for services received for which we have not received an invoice, $0.6 million for insurance premium financing payables, $0.3 million for accrued subcontractor fees, and $0.3 million for estimated workers' compensation claims incurred but not reported.
(o)Legal Expenses
The Company recognizes legal fees related to litigation as they are incurred.

(p)Fair Value of Financial Instruments
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
(q)Income Taxes
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
(r)Stock-based Compensation
The Company accounts for its employee stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation – Stock Compensation. FASB ASC Topic 718 requires that all employee stock-based compensation is recognized as a cost in the consolidated financial statements and that for equity-classified awards, such cost is measured at the grant date fair value of the award.
FASB ASC Topic 718 also requires that excess tax benefits recognized in equity related to stock option exercises are reflected as financing cash inflows. There was no income tax benefit resulting from the exercise of stock options in both 2020 and 2019.
(s)Loss per Share
For the years ended December 31, 2020 and 2019, basic loss per share is calculated by dividing net loss attributable to common shareholders by the sum of the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of common shares and dilutive common shares equivalents outstanding during the period. The Company’s common share equivalents consist of stock options, restricted stock units (RSUs), performance stock units, and warrants. When there is a loss in the period, dilutive common share equivalents are excluded from the calculation of diluted earnings per share, as their effect would be anti-dilutive.
The following table reconciles the basic to diluted weighted average shares outstanding using the treasury stock method (shares in thousands):

	Years Ended December 31,
	2020	2019
Weighted average shares outstanding – basic	54,414	53,468
Dilutive effect of stock options	—	—
Weighted average shares outstanding – diluted	54,414	53,468

(t)New Accounting Pronouncements
In August 2020, the FASB issued ASU 2020-06, "Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity", which is intended to simplify the accounting for convertible instruments by removing certain separation models in Subtopic 470-20, Debt-Debt with Conversion and Other Options, for convertible instruments. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted. The Company is in the process of evaluating the effects of the provisions of ASU 2020-06 on our financial statements.
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
In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes". This ASU clarifies and simplifies accounting for income taxes by eliminating certain exceptions for intraperiod tax allocation principles and the methodology for calculating income tax rates in an interim period, among other updates. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company does not expect the adoption of this pronouncement to have a material impact on the Company's financial statements.

2.    Property, Equipment, and Leasehold Improvements
Property, equipment, and leasehold improvements consist of the following at December 31, 2020 and 2019 (in thousands):

	December 31, 2020	December 31, 2019
Land	$1,943	$1,943
Building and leasehold improvements	7,591	8,124
Furniture and equipment	5,922	6,257
Computer hardware and software	80,358	79,066
	95,814	95,390
Less accumulated depreciation and amortization	(78,317)	(76,621)
Property, equipment and leasehold improvements, net	$17,497	$18,769
Depreciation and amortization expense of property, equipment and leasehold improvements was $5.0 million and $8.3 million for the years ended December 31, 2020 and 2019, respectively.

3.    Goodwill and Identifiable Intangible Assets
The carrying amount of goodwill was $47.4 million and $74.4 million as of December 31, 2020 and 2019, respectively. For the year ended December 31, 2020, the Company recognized non-cash impairment charge of $27.0 million due to the negative economic impact of the COVID-19 pandemic. The Company’s goodwill maybe at elevated risk of further impairment should there be declines in the Company’s stock price and related market capitalization. For the year ended December 31, 2019, the Company recognized non-cash impairment charge of $7.2 million due to an impairment indicator associated with the sustained decrease in its market capitalization. The determination of our reporting unit’s fair value involved, among other things, the Company’s market capitalization. The goodwill impairment charges had no impact on the Company’s cash flows or compliance with debt covenants.
Identifiable intangible assets consist of the following at December 31, 2020 and 2019 (in thousands):

	December 31, 2020	December 31, 2019
Customer contracts and related relationships	$25,740	$25,740
Perpetual license	3,250	3,250
Less accumulated amortization	(28,301)	(28,065)
Total amortizable intangible assets, net	$689	$925
For the years ended December 31, 2020 and 2019, amortization expense related to intangible assets amounted to $0.2 million and $0.2 million, respectively. The amortization expense for each of the next three fiscal years is approximately $0.2 million each year.

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
In 2018, the Company borrowed $4 million of the Additional Term Loans. On March 21, 2019, we entered into Amendment No. 3 to the Credit Agreement to among other things relieve the Borrower from its obligation to comply with the financial covenants in the Credit Agreement during the six fiscal quarters following the beginning of the Company’s fourth fiscal quarter of 2018. In 2019, the Company borrowed $21 million and has borrowed all of the $25 million available as Additional Term Loans.
As of December 31, 2020, $60.9 million was outstanding under the Credit Agreement. While this amount is classified in current liabilities, we have the option to extend the maturity of the Loans for two additional one-year periods, subject to the satisfaction of customary conditions.
The Loans bear interest at the one-month LIBOR rate (subject to a 1% per annum floor) plus a margin which may vary from 5.5% per annum to 10% per annum based on our total debt to EBITDA ratio. Our annual interest rate at December 31, 2020 was 6.5% and 11.8% at December 31, 2019. We are required to pay 5% of the original principal balance of the Loans annually in quarterly installments and to make mandatory prepayments of the Loans with a percentage of our excess cash flow which may vary between 75% and 0% depending on our total debt to EBITDA ratio and from the net cash proceeds of certain asset dispositions and debt not otherwise permitted under the Credit Agreement, in each case, subject to the lender's right to decline to receive such payments.
The Credit Agreement contains certain restrictive financial covenants which were not effective until the quarter ending June 30, 2020, at which point, we will be required to (1) achieve a minimum fixed charge coverage ratio of 1.0 to 1.0 through December 31, 2020 and 1.25 to 1.0 through June 30, 2022 if the maturity date of the Loans is extended until the fifth anniversary of the Closing Date and (2) maintain a maximum total debt to EBITDA ratio of 6.00 to 1.00. The Credit Agreement also contains covenants that restrict the Company's and its subsidiaries’ ability to incur certain types or amounts of indebtedness, incur liens on certain assets, make material changes in corporate structure or the nature of its business, dispose of material assets, engage in a change in control transaction, make certain foreign investments, enter into certain restrictive agreements, or engage in certain transactions with affiliates. The Credit Agreement also contains various customary events of default, including with respect to change of control of the Company or its ownership of the Borrower.
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
Outstanding debt obligations are as follows (in thousands):

December 31, 2020
Principal amount	$60,863
Less: unamortized discount and debt issuance costs	(906)
Loan payable less unamortized discount and debt issuance costs	59,957
Less: current maturities	(59,957)
Long-term loan payable, net of current maturities	$—

5.    Related Party Transactions

In August of 2018, the Company purchased Premiere from ECMC, with the purchase consideration including the issuance of 1,000,000 shares of Company common stock to ECMC and a commitment to issue ECMC additional shares of common stock as part of an earn-out agreement, under which 185,406 additional shares have been issued through December 31, 2020 and 2019. Additionally, as discussed in Note 4, since August 2017, ECMC has served as a lender to the Company with a Credit Agreement initially funded in August 2017 at $44.0 million, and a balance outstanding of $60.9 million and $64.3 million as of December 31, 2020 and 2019, respectively. In connection with the Credit Agreement, the Company has issued ECMC warrants to purchase 5,794,990 shares of common stock through December 31, 2020 and 2019. ECMC’s beneficial ownership percentage on each of these dates was approximately 11.5% and 11.7%, respectively. The Company has a relationship with ECMC as a customer, with revenues of $6.8 million and $16.3 million in 2020 and 2019, respectively Given the breadth of ECMC’s involvement with the Company as of December 31, 2020 and 2019, we have concluded that ECMC is a related party for purposes of financial statement presentation and disclosure.

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
Operating lease expense was $3.0 million and $3.3 million for the years ended December 31, 2020 and 2019, respectively.
Supplemental cash flow and other information related to operating leases for the years ended December 31, 2020 and 2019 are as follows:

	2020		2019
Cash paid for amounts included in the measurement of operating lease liabilities included in operating cash flows	$3.0	million	$3.5	million
Weighted Average Remaining Lease Term	3.0	years	3.4	years
Weighted Average Discount Rate	6.6%		6.3%
The following is a schedule, by years, of maturities of lease liabilities as of December 31, 2020 (in thousands):

Year Ending December 31,	Amount
2021	$2,642
2022	1,939
2023	819
2024	585
Thereafter	398
Total undiscounted cash flows	$6,383
Less imputed interest	(614)
Total	$5,769
7.    Capital Stock
Since August 15, 2012, the authorized common stock has been 500,000,000 shares and the authorized preferred stock has been 50,000,000 shares.
8.    Stock-based Compensation
(a)Stock Options
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
Total stock-based compensation expense charged as salaries and benefits expense in the consolidated statements of operations was $2.6 million and $2.3 million for the years ended December 31, 2020 and 2019, respectively. The following table sets forth a summary of the Company's stock option activity for the years ended December 31, 2020 and 2019:

	Outstanding Options	Weighted average exercise price per share	Weighted average remaining contractual life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 01, 2019	2,459,102	8.97	3.25	$273
Granted	—	—
Forfeited	(448,458)	4.46
Exercised	(19,478)	1.74
Outstanding at December 31, 2019	1,991,166	10.06	2.89	$—
Granted	—	—
Forfeited	(175,605)	7.41
Exercised	—	—
Outstanding December 31, 2020	1,815,561	$10.31	1.92	$—
Vested, exercisable, and expected to vest (1) at December 31, 2020	1,815,561	$10.31	1.92	$—
Exercisable at December 31, 2020	1,815,561	$10.31	1.92	$—
(1) Options expected to vest reflect an estimated forfeiture rate.
There were no stock options granted during the years ended December 31, 2020 and December 31, 2019. The aggregate intrinsic value of our stock options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the years ended December 31, 2020 and 2019 was $0.0 million. At December 31, 2020 and 2019, there was $0.0 million of unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements.
Net cash proceeds from the exercise of stock options were $0.0 million and $0.03 million during 2020 and 2019, respectively.
If stock options had been granted during the years ended December 31, 2020 and December 31, 2019, the fair value of each option grant would have been estimated using the Black-Scholes-Merton option pricing model. Expected volatilities are calculated based on the historical volatility data of the Company over a term comparable to the expected term of the options issued. The expected term of the award is determined based on the average of the vesting term and the contractual term. Management monitors share option exercise and employee termination patterns to estimate forfeiture rates within the valuation model.

(b)Restricted Stock Units
The following table summarizes restricted stock unit activity for the years ended December 31, 2020 and 2019:

		Weighted
		average
	Number of	grant date
	Awards	fair value
Outstanding at January 01, 2019	2,933,236	$2.50
Granted	1,660,304	1.70
Forfeited	(365,225)	2.40
Vested and converted to shares, net of units withheld for taxes	(695,709)	2.43
Units withheld for taxes	(278,352)	$2.43
Outstanding at December 31, 2019	3,254,254	$2.12
Granted	2,821,825	0.65
Forfeited	(294,881)	1.78
Vested and converted to shares, net of units withheld for taxes	(864,225)	2.01
Units withheld for taxes	(324,329)	$2.01
Outstanding at December 31, 2020	4,592,644	$1.27
Expected to vest at December 31, 2020	4,376,739	$1.22
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
The majority of RSUs that vested in 2020 and 2019 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes and remitted the cash to the appropriate taxing authorities. The total shares withheld were approximately 324,000 shares for 2020 and approximately 278,000 shares for 2019 and were based on the value of the RSUs on their respective vesting dates as determined by the Company’s closing stock price. These net-share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.
At December 31, 2020 and 2019, there was $3.6 million and $4.6 million of compensation expense yet to be recognized related to non-vested restricted stock units. The unrecognized expense as of December 31, 2020 is expected to be recognized over the remaining weighted-average vesting period of 1.8 years. Approximately 1,189,000 and 974,000 of the restricted stock units vested during the years ended December 31, 2020 and 2019, respectively. Restricted stock units granted under the 2012 Plan generally vest over periods between one and four years.
9.    Employee Benefit Plan
The Company has a 401(k) Salary Deferral Plan (the Plan) covering all full-time employees who have met certain service requirements. Employees may contribute a portion of their salary up to the maximum limit established by the Code for such plans. Employer contributions are discretionary. No matching contributions were made during 2020 and 2019.

10.    Income Taxes
The Company’s income tax expense (benefit) consists of the following (in thousands):

	2020	2019
Current:
Federal	$(7,164)	$—
State	(18)	(390)
	(7,182)	(390)
Deferred:
State	—	13
Total expense (benefit)	$(7,182)	$(377)
The reconciliation between the amount computed by applying the U.S. federal statutory rate of 21% for 2020 and 2019 to income before taxes and the Company's tax provision for 2020 and 2019 is as follows:

	2020	2019
Federal income at the statutory rate	21%	21%
State income tax, net of federal benefit	—	2
Permanent differences	—	(1)
Goodwill impairment	(27)	(5)
Work opportunity credit	1	1
Return to provision true-up	(1)	2
CARES Act permanent rate benefit	14	—
Valuation allowance	29	(16)
Other	(3)	(2)
Effective tax rate	34%	2%
The following table summarized the components of the Company's deferred tax assets and liabilities as of December 31, 2020 and 2019 (in thousands):

	2020	2019
Deferred tax assets
Vacation accrual	$550	$514
Nonqualified stock options	2,943	2,873
State tax deferral	340	387
State tax credits	452	452
Net operating loss	2,053	4,519
Interest expense limitation	1,615	3,419
Lease liability	1,568	2,098
Other	1,584	1,291
Total deferred tax assets	11,105	15,553
Valuation allowance	(6,246)	(12,809)
Total deferred tax assets net of valuation allowance	4,859	2,744
Deferred tax liabilities:
Fixed assets	(3,042)	(749)
Right of use asset	(1,370)	(1,848)
Other	(482)	(182)
Total deferred tax liabilities	(4,894)	(2,779)
Net deferred tax liabilities	$(35)	$(35)

As of December 31, 2020, and 2019, the Company recorded a valuation allowance against deferred tax assets that are not more likely than not realizable based upon the assessment of all positive and negative evidence. The total amount of the valuation allowance at December 31, 2020 is $6.2 million, which is a decrease of $6.6 million from the amount recorded as of December 31, 2019.
In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits US federal NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows US federal NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. This modification significantly impacted the Company by allowing for the carryback of 2018 and 2019 US federal NOL to tax years 2013 and 2014, respectively. These US federal NOL carrybacks had been represented in the December 31, 2019 financial statements by deferred tax assets (DTAs) using a 21% US federal tax rate for which a valuation allowance had been recorded as the Company did not expect that these DTA would be more likely than not realizable in future periods. However, the Company’s US federal tax rate for tax years 2013 and 2014 was 35% and 34%, respectively. As a result, the carryback generated a permanent tax benefit associated with the difference between the current 21% US federal tax rate and the rates applicable to the periods carried back to. The Company is recognizing an income tax benefit of $7.6 million associated with previously unrecognized DTAs in the year ended December 31, 2020.
In assessing the realizability of DTAs, management considers whether it is more likely than not that some portion or all of the DTAs will not be realized. The ultimate realization of DTAs is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the reversal of deferred tax liabilities (including the impact of available carryback and carryforward periods), projected future taxable income and tax-planning strategies in making this assessment. Based upon the Company’s cumulative three-year loss position and projections for future taxable income over the periods in which the DTAs are deductible, management believes it is more likely than not that the Company will be unable to realize the benefits of these deductible differences. The amount of the DTAs considered realizable, however, could change in the near term if estimates of future taxable income during the carryforward period change.
The Company has state tax credits of $0.5 million, which will expire in 2024 and no federal tax credits. The Company has state net operating loss carryforwards of $29.2 million which will start to expire in 2023 and no federal net operating loss carryforwards.
The following table reconciles the Company’s unrecognized tax benefits as of December 31, 2020 from its unrecognized tax benefits as of December 31, 2019 (in thousands):

Unrecognized tax benefits balance at December 31, 2018	$1,601
Increase related to prior year tax positions	51
Lapse of statute of limitations	(282)
Unrecognized tax benefits balance at December 31, 2019	1,370
Increase related to prior year tax positions	31
Lapse of statute of limitations	(346)
Unrecognized tax benefits balance at December 31, 2020	$1,055

At December 31, 2020 and 2019, the Company had approximately $1.1 million and $1.4 million of unrecognized tax benefits, respectively. The Company has $0.5 million of unrecognized tax benefits for which the statute of limitations is scheduled to expire during the next twelve months. The Company records interest expense and penalties related to unrecognized tax benefits in income tax expense. The amount of accrued interest was $0.2 million and $0.3 million at December 31, 2020 and 2019, respectively. No penalties were recognized in 2020 or accrued at December 31, 2020, and 2019 respectively. The Company has unrecognized tax benefits of approximately $1.1 million which, if recognized, would favorably affect the Company’s effective income tax rate.
The Company files income tax returns with the U.S. federal government and various state jurisdictions. The Company operates in a number of state and local jurisdictions, most of which have never audited the Company's records. Accordingly, the Company is subject to state and local income tax examinations based upon the various statutes of limitations in each jurisdiction. For tax years before 2017, the Company is no longer subject to Federal and certain other state tax examinations. The Company is currently being examined by the Franchise Tax Board of California for tax years 2011 through 2014 and by the Internal Revenue Service for tax year 2017 and 2018.

11. Other Commitments and Contingencies
(a)Trust Funds
The Company collects principal and interest payments and collection costs on defaulted loans for various contracting agencies. Cash collections for some of the Company’s customers are held in trust in bank accounts controlled by the Company. The Company remits trust funds to the contracting agencies on a regular basis. The amount of cash held in trust and the related liability are separated from and not included in the Company’s consolidated financial statements. Cash held in trust for customers totaled $0.8 million and $4.3 million at December 31, 2020 and 2019, respectively.
(b)Litigation
The Company, during the ordinary course of its operations, has been named in various legal suits and claims, several of which are still pending. In the opinion of management and the Company’s legal counsel, such legal actions will not have a material effect on the Company’s consolidated financial position or results of operations or cash flows.
12. Subsequent Events
The Company has evaluated subsequent events through the date these consolidated financial statements were issued and did not identify any events which would require adjustments to the consolidated financial statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFORMANT FINANCIAL CORPORATION

By:	/s/ Lisa C. Im
Lisa C. Im
Chief Executive Officer
Date: March 22, 2021
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

Name	Title	Date

/s/ Lisa C. Im	Chief Executive Officer (Principal Executive Officer) and Board Chair	March 22, 2021
Lisa C. Im

/s/ Ian Johnston	Vice President and Chief Accounting Officer (Principal Financial Officer)	March 22, 2021
Ian Johnston

/s/ James LaCamp	Director	March 22, 2021
James LaCamp

/s/ Bradley M. Fluegel	Director	March 22, 2021
Bradley M. Fluegel

/s/ William D. Hansen	Director	March 22, 2021
William D. Hansen

/s/ Eric Yanagi	Director	March 22, 2021
Eric Yanagi

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2020 and 2019
Allowance for doubtful accounts (in thousands):

Description	Balance at Beginning of Period	Additions Charged against Expense	Recoveries	Charge-offs	Balance at End of Period
2020	$237	30	—	(218)	$49
2019	$22	219	—	(4)	$237
Estimated allowance and liability for appeals and disputes (in thousands):

Description	Balance at Beginning of Period	Additions Charged against Revenue	Appeals Found in Providers Favor		Balance at End of Period
2020	$1,018	687	(691)		$1,014
2019	$210	1,032	(224)	*	$1,018

Deferred tax asset valuation allowance (in thousands):

Description	Balance at Beginning of Period	Additions	Releases	Balance at End of Period
2020	$12,809	—	6,560	$6,249
2019	$8,397	4,412	—	$12,809