Form 10-Q
period 2021-03-31
Performant Financial Corp
filed 2021-05-17
CIK 1550695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
The number of shares of Common Stock outstanding as of May 14, 2021 was 55,249,883.

PERFORMANT FINANCIAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2020
INDEX

i

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$19,203	$16,043
Restricted cash	2,203	2,253
Trade accounts receivable, net of allowance for doubtful accounts of $49 and $49, respectively	20,600	23,216
Contract assets	4,749	4,466
Prepaid expenses and other current assets	3,667	3,784
Income tax receivable	4,698	4,758
Total current assets	55,120	54,520
Property, equipment, and leasehold improvements, net	16,730	17,497
Identifiable intangible assets, net	630	689
Goodwill	47,372	47,372
Right-of-use assets	4,536	5,043
Other assets	1,021	1,106
Total assets	$125,409	$126,227
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of notes payable to related party, net of unamortized debt issuance costs of $537 and $906, respectively	$59,463	$59,957
Accrued salaries and benefits	9,598	8,799
Accounts payable	865	407
Other current liabilities	4,128	3,841
Deferred revenue	466	867
Estimated liability for appeals, disputes, and refunds	4,373	1,014
Lease liabilities	2,264	2,327
Total current liabilities	81,157	77,212
Lease liabilities	2,914	3,442
Other liabilities	3,171	3,593
Total liabilities	87,242	84,247
Commitments and contingencies (note 3 and note 4)
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized, 500,000 shares at March 31, 2021 and December 31, 2020 respectively; issued and outstanding 54,825 and 54,764 shares at March 31, 2021 and December 31, 2020, respectively	5	5
Additional paid-in capital	83,559	82,933
Accumulated deficit	(45,397)	(40,958)
Total stockholders’ equity	38,167	41,980
Total liabilities and stockholders’ equity	$125,409	$126,227
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues	$31,390	$45,888
Operating expenses:
Salaries and benefits	24,090	28,805
Other operating expenses	10,356	12,220
Impairment of goodwill	—	19,000
Total operating expenses	34,446	60,025
Loss from operations	(3,056)	(14,137)
Interest expense	(1,346)	(2,227)
Interest income	—	6
Loss before provision for (benefit from) income taxes	(4,402)	(16,358)
Provision for (benefit from) income taxes	37	(3,874)
Net loss	$(4,439)	$(12,484)
Net loss per share
Basic	$(0.08)	$(0.23)
Diluted	$(0.08)	$(0.23)
Weighted average shares
Basic	54,813	53,943
Diluted	54,813	53,943
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2021					Three Months Ended March 31, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount				Shares	Amount
Balances at beginning of period	54,764	$5	$82,933	$(40,958)	$41,980	53,900	$5	$80,589	$(26,969)	$53,625
Common stock issued under stock plans, net of shares withheld for employee taxes	61	—	(23)	—	(23)	122	—	(84)	—	(84)
Stock-based compensation expense	—	—	649	—	649	—	—	691	—	691
Net loss	—	—	—	(4,439)	(4,439)	—	—	—	(12,484)	(12,484)
Balances at end of period	54,825	$5	$83,559	$(45,397)	$38,167	54,022	$5	$81,196	$(39,453)	$41,748
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(4,439)	$(12,484)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment of long-lived assets	636	—
Impairment of goodwill	—	19,000
Depreciation and amortization	1,016	1,540
Right-of-use assets amortization	507	599
Stock-based compensation	649	691
Interest expense from debt issuance costs	369	382
Changes in operating assets and liabilities:
Trade accounts receivable	2,616	(106)
Contract assets	(283)	138
Prepaid expenses and other current assets and other assets	117	(451)
Income tax receivable	60	(3,825)
Other assets	85	(11)
Accrued salaries and benefits	799	1,550
Accounts payable	458	475
Deferred revenue and other current liabilities	(114)	171
Estimated liability for appeals, disputes, and refunds	3,359	151
Lease liabilities	(591)	(677)
Other liabilities	(422)	78
Net cash provided by operating activities	4,822	7,221
Cash flows from investing activities:
Purchase of property, equipment, and leasehold improvements	(826)	(1,073)
Net cash used in investing activities	(826)	(1,073)
Cash flows from financing activities:
Repayment of notes payable	(863)	(863)
Taxes paid related to net share settlement of stock awards	(23)	(84)
Net cash used in financing activities	(886)	(947)
Net increase in cash, cash equivalents and restricted cash	3,110	5,201
Cash, cash equivalents and restricted cash at beginning of period	18,296	4,995
Cash, cash equivalents and restricted cash at end of period	$21,406	$10,196

Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and cash equivalents	$19,203	$8,574
Restricted cash	2,203	1,622
Total cash, cash equivalents and restricted cash at end of period	$21,406	$10,196
Supplemental disclosures of cash flow information:
Cash paid (received) for income taxes	$432	$(72)
Cash paid for interest	$977	$1,845
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements
(Unaudited)

1. Organization and Description of Business
(a) Basis of Presentation and Organization
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary (consisting only of normal recurring adjustments) for a fair presentation of our financial position at March 31, 2021, and the results of our operations for the three months ended March 31, 2021 and 2020 and cash flows for the three months ended March 31, 2021 and 2020. Interim financial statements are prepared on a basis consistent with our annual consolidated financial statements. The interim financial statements included herein should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2020.
Performant Financial Corporation (the "Company" or "we") is a leading provider of technology-enabled audit, recovery, and analytics services in the United States with a focus in the healthcare industry. The Company works with healthcare payers through claims auditing and eligibility-based (also known as coordination-of-benefits) services to identify improper payments. The Company engages clients in both government and commercial markets. The Company also has a call center which serves clients with complex consumer engagement needs. Clients of the Company typically operate in complex and highly regulated environments and contract for their payment integrity needs in order to reduce losses on improper healthcare payments. The Company historically worked in recovery markets such as defaulted student loans, federal treasury receivables, and commercial recovery. However, with the ongoing impact of the COVID-19 pandemic in 2020, and the continued pause on student loan recovery work through 2021, the Company announced on March 29, 2021, that it has signed an agreement to sell certain of its non-healthcare recovery contracts to a buyer that specializes in outsourced receivables solutions and that it does not plan to renew or restart existing contracts, nor pursue new non-healthcare recovery opportunities.
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
The preparation of the consolidated financial statements, in conformity with U.S. GAAP, requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, primarily accounts receivable, contract assets, intangible assets, goodwill, right-of-use assets, deferred revenue, estimated liability for appeals, disputes, and refunds, lease liabilities, other liabilities, deferred income taxes and income tax expense (benefit), and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Our actual results could differ from those estimates.
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

The Company believes that its forecasted results will be sufficient to fund the Company’s current operations, for at least a year from the issuance of these consolidated financial statements. While the Company believes its financial projections are attainable, there can be no assurances that the financial results will be recognized in a timeframe necessary to meet the Company’s ongoing cash requirements. To address the Company’s liquidity needs, specifically the $60 million of loans outstanding at March 31, 2021, the Company has the option to extend the maturity of the loans for two additional one-year periods, subject to the satisfaction of customary conditions, including certain financial covenants. If the Company fails to satisfy the conditions required to exercise the option to extend the maturity of the loans, the full balance of the loans will come due on August 11, 2021, at which time, the Company may not have sufficient cash resources to satisfy its debt obligations and the Company may not be able to continue its operations as planned.
(c) Revenues, Accounts Receivable, Contract Assets, Contract Liabilities, Estimated Liability for Appeals, Disputes and Refunds
The Company derives its revenues primarily from providing audit and recovery services. Revenues are recognized when control of these services is transferred to its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.
The Company determines revenue recognition through the following steps:
•Identification of the contract with a customer
•Identification of the performance obligations in the contract
•Determination of the transaction price
•Allocation of the transaction price to the performance obligations in the contract; and
•Recognition of revenue when, or as, the performance obligations are satisfied.
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
The Company’s contracts are composed primarily of variable consideration. Fees earned under the Company’s audit and recovery service contracts consist primarily of contingency fees based on a specified percentage of the amount the Company enables its clients to recover. The contingency fee percentage for a particular recovery depends on the type of recovery or claim facilitated. In certain contracts, the Company can earn additional performance-based bonuses determined based on its performance relative to the client’s other contractors providing similar services.
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

The Company estimates variable consideration only if it can reasonably measure the progress toward complete satisfaction of the performance obligation using an output method based on reliable information, and recognizes such revenue over the performance period only if it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. Any change made to the measure of progress toward complete satisfaction of the Company’s performance obligation is recorded as a change in estimate. The Company exercises judgment to estimate the amount of constraint on variable consideration based on the facts and circumstances of the relevant contract operations and the availability and reliability of data. Although the Company believes the estimates made are reasonable and appropriate, different assumptions and estimates could materially impact the amount of variable consideration.
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
For healthcare claims-based audit contracts, the Company may recognize revenue upon delivering the results of claims audits, when sufficient reliable information is available to the Company for estimating the variable consideration earned based on an output metric that reasonably measures the Company's satisfaction of its performance obligation.
For eligibility-based or coordination-of-benefits contracts, the Company recognizes revenue when insurance companies or other responsible parties have remitted payments to its clients.
For customer care / outsourced services clients, the Company recognizes revenues based on the volume of processed transactions or the quantity of labor hours provided.
The following table presents revenue disaggregated by category for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Healthcare	13,286	17,524
Recovery (1)	14,491	24,265
Customer Care / Outsourced Services	3,613	4,099
Total Revenues	$31,390	$45,888
(1)Represents student lending, state and municipal tax authorities, IRS and Department of Treasury markets, as well as Premiere Credit of North America.
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company determines the allowance for doubtful accounts by specific identification. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is consider remote. The allowance for doubtful accounts was $49 thousand at March 31, 2021 and December 31, 2020.
Healthcare providers have the right to appeal claims audit findings and may pursue additional appeals if the initial appeal is found in favor of healthcare clients. For coordination-of-benefits contracts, insurance companies or other responsible parties may dispute the Company’s findings regarding our clients not being the primary payer of healthcare claims. Total estimated liability for appeals, disputes, and refunds was $4.4 million as of March 31, 2021 and $1.0 million as of December 31, 2020. This represents the Company’s best estimate of the amount probable of being refunded to the Company’s healthcare clients. The $4.4 million liability includes a $3.3 million refund accrual to a healthcare client related to eligibility-based services, which is expected to be offset by the client against future commissions.
The Company determined that it does not have any material costs related to obtaining or fulfilling a contract that are recoverable and as such, these contract costs are generally expensed as incurred.

Contract assets was $4.7 million and $4.5 million as of March 31, 2021 and December 31, 2020, respectively. Contract assets relate to the Company’s rights to consideration for services completed, but not invoiced at the reporting date, and receipt of payment is conditional upon factors other than the passage of time. Contract assets primarily consist of commissions the Company estimates it has earned from completed claims audit findings submitted to healthcare clients. Generally, the Company’s right to payment occurs when contract assets are recorded to accounts receivable when the rights become unconditional, which is generally healthcare providers have paid our healthcare clients. There was no impairment loss related to contract assets for the three months ended March 31, 2021.
Contract liabilities was $0.5 million and $0.9 million as of March 31, 2021 and December 31, 2020, respectively, and are included in deferred revenue on the consolidated balance sheets. The Company’s contract liabilities mainly relate to an advance recovery commission payment received from a client, for which the Company anticipates revenue to be recognized as services are delivered.
(d) Prepaid Expenses and Other Current Assets
At March 31, 2021, prepaid expenses and other current assets were $3.7 million and included approximately $1.9 million related to prepaid software licenses and maintenance agreements, $1.0 million for prepaid insurance, and $0.8 million for various other prepaid expenses. At December 31, 2020, prepaid expenses and other current assets were $3.8 million and included approximately $1.8 million related to prepaid software licenses and maintenance agreements, $1.4 million for prepaid insurance, and $0.6 million for various other prepaid expenses.
(e) Impairment of Goodwill and Long-Lived Assets
The balance of goodwill was $47.4 million as of March 31, 2021 and December 31, 2020. Goodwill is reviewed for impairment at least annually in December or as certain events or conditions arise. The Company may first assess qualitative factors for indicators of impairment to determine whether it is necessary to perform the quantitative goodwill impairment test. In performing the quantitative assessment of goodwill, if the carrying value of the Company, as one reporting unit, exceeds its fair value, goodwill is considered impaired. The amount of impairment loss is measured as the difference between the carrying value and the fair value of the reporting unit.
Impairment testing is based upon the best information available and estimates of fair value which incorporate assumptions marketplace participants would use in making their estimates of fair value. Significant assumptions and estimates are required, including, but not limited to, our market capitalization, projecting future cash flows and other assumptions, to estimate the fair value of the reporting unit. Although the Company believes the assumptions and estimates made are reasonable and appropriate, different assumptions and estimates could materially impact the amount of impairment. Based on management’s analysis, there was no impairment to goodwill as of March 31, 2021.
Long-lived assets and intangible assets that are subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. There was no impairment to intangible assets and a $0.6 million non-cash impairment charge to long-lived assets as of March 31, 2021, included in other operating expenses.
(f) Other Current Liabilities
At March 31, 2021, other current liabilities primarily included $3.6 million for services received for which we have not received an invoice, $0.3 million for estimated workers' compensation claims incurred but not reported, and $0.2 million for third party fees. At December 31, 2020, other current liabilities primarily included $3.4 million for services received for which we have not received an invoice, $0.2 million for estimated workers' compensation claims incurred but not reported, and $0.2 million for 3rd party fees and equipment financing payables.
(g)    New Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes". This ASU clarifies and simplifies accounting for income taxes by eliminating certain exceptions for intra-period tax allocation principles and the methodology for calculating income tax rates in an interim period, among other updates. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company’s adoption of ASU 2019-12 as of January 1, 2021 had no material impact on our financial position, results of operations, or cash flows.

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

2. Property, Equipment, and Leasehold Improvements
Property, equipment, and leasehold improvements consist of the following at March 31, 2021 and December 31, 2020 (in thousands):

	March 31, 2021	December 31, 2020
Land	$1,943	$1,943
Building and leasehold improvements	7,593	7,591
Furniture and equipment	5,928	5,922
Computer hardware and software	80,307	80,358
	95,771	95,814
Less accumulated depreciation and amortization	(79,041)	(78,317)
Property, equipment and leasehold improvements, net	$16,730	$17,497
Depreciation expense of property, equipment and leasehold improvements was $1.0 million and $1.5 million for the three months ended March 31, 2021 and 2020, respectively.
3. Credit Agreement
On August 7, 2017, we, through our wholly-owned subsidiary Performant Business Services, Inc., entered into a credit agreement (as amended, the “Credit Agreement”) with ECMC Group, Inc, as the lender. Before the amendment described below, the Credit Agreement provided for a term loan facility in the initial amount of $44 million (the “Initial Term Loan”) and for up to $15 million of additional term loans (“Additional Term Loans”; and together with the Initial Term Loan, the “Loans”) which original Additional Term Loans were initially able to be drawn until the second anniversary of the funding of the Initial Term Loans, subject to the satisfaction of customary conditions.  On August 31, 2018, we entered into Amendment No. 2 to the Credit Agreement to among other things (i) extend the maturity date of the Initial Term Loan and any Additional Term Loans by one year to August 2021, (ii) increase the commitment for Additional Term Loans from $15 million to $25 million, (iii) extend the period during which Additional Term Loans were able to have been borrowed by one year to August 2020 and, (iv) not require compliance with the financial covenants in the Credit Agreement during the six fiscal quarters following our acquisition of Premiere.

On March 21, 2019, we entered into Amendment No. 3 to the Credit Agreement to, among other things, extend the period during which we would not be required to comply with the financial covenants in the Credit Agreement until the quarter ending June 30, 2020. On September 19, 2019, we entered into Amendment No. 4 to the Credit Agreement to, among other things, designate one of our subsidiary guarantors under the Credit Agreement as a borrower and make corresponding changes and related to such change. As of September 30, 2019, the Company had borrowed all of the $25 million available as Additional Term Loans.

On March 23, 2021, we entered into Amendment No. 5 to the Credit Agreement (the “Fifth Amendment”). The effectiveness of the Fifth Amendment is subject to the satisfaction of certain conditions specified therein, including our having prepaid an aggregate amount of $6.0 million of the Loans if and when we consummate the sale of certain of our assets. If such conditions to the effectiveness of the Fifth Amendment are satisfied, the maturity date of the Credit Agreement will automatically be extended until August 11, 2022 and the financial covenants will modified as described below.
As of March 31, 2021, $60.0 million was outstanding under the Credit Agreement. While this amount is classified in current liabilities, the maturity of the Loans will be extended through August 11, 2022 if the Fifth Amendment becomes effective, and we will retain an option to further extend the maturity date for an additional one year period. If the Fifth Amendment does not become effective, we may extend the maturity of the Loans for two additional one-year periods, in each case, subject to the satisfaction of customary conditions.
The Loans bear interest at the one-month LIBOR rate (subject to a 1% per annum floor) plus a margin which may vary from 5.5% per annum to 10.0% per annum based on our total debt to EBITDA ratio. Our annual interest rate was 6.5% at March 31, 2021 and December 31, 2020. We are required to pay 5% of the original principal balance of the Loans annually in quarterly installments (subject to adjustment in the event of any prepayment made in connection with the Fifth Amendment) and to make mandatory prepayments of the Loans with a percentage of our excess cash flow which may vary between 75% and 0% depending on our total debt to EBITDA ratio and from the net cash proceeds of certain asset dispositions and debt not otherwise permitted under the Credit Agreement, in each case, subject to the lender's right to decline to receive such payments. If we make a prepayment of $6.0 million in connection with the Fifth Amendment we will not be required to make mandatory prepayment on account of excess cash flow for the fiscal year ended December 31, 2020, however we will be required to make a mandatory prepayment of at least $6.0 million on account of excess cash flow for the fiscal year ending December 31, 2021, subject to reduction in accordance with the Credit Agreement for any other prepayments made prior the end of such fiscal year.
The Credit Agreement contains certain financial covenants, which require, that we: (1) achieve a minimum fixed charge coverage ratio (A) prior to the effectiveness of the Fifth Amendment, of 1.0 to 1.0 through December 31, 2020 and 1.25 to 1.0 through June 30, 2021, and through June 30, 2022 if the maturity date of the Loans is extended until August 2022; and (B) on and after the effectiveness of the Fifth Amendment; of 0.75 to 1.0 through December 31, 2021, 1.0 to 1.0 through June 30, 2022, and 1.25 to 1.0 thereafter and (2) maintain a maximum total debt to EBITDA ratio (A) prior to the effectiveness of the Fifth Amendment, of 6.00 to 1.00; and (B) on and after the effectiveness of the Fifth Amendment, of 8.0 to 1.0 through June 30, 2021, of 7.0 to 1.0 through September 30, 2021 and 6.0 to 1.0 thereafter. The Credit Agreement also contains covenants that restrict the Company's and its subsidiaries’ ability to incur certain types or amounts of indebtedness, incur liens on certain assets, make material changes in corporate structure or the nature of its business, dispose of material assets, engage in a change in control transaction, make certain foreign investments, enter into certain restrictive agreements, or engage in certain transactions with affiliates. The Credit Agreement also contains various customary events of default, including with respect to change of control of the Company or its ownership of the Borrower.
The obligations under the Credit Agreement are secured by substantially all of our subsidiaries' assets and are guaranteed by the Company and its subsidiaries, other than the borrowers.
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

Upon borrowing of the Additional Term Loans, the Company was required to issue additional warrants at the same Exercise Price to purchase up to an aggregate of 77,267 additional shares of common stock (which represents approximately 0.15% of our diluted common stock calculated using the “treasury stock” method as defined under U.S. GAAP for the fiscal quarter ended June 30, 2017) for each $1.0 million of such Additional Term Loans. Similarly, upon the effectiveness of the Fifth Amendment and the extension of the maturity of the loans for an additional one year period, we will be required to issue additional warrants at the exercise price of $0.96 per share to purchase up to an aggregate of 515,110 additional shares of common stock of the Company and the “Exercise Price” for a portion of the existing warrants issued to ECMC to purchase 1,931,663 shares of common stock of the Company will be reduced from $1.92 to $0.96 per share. In addition, upon the effectiveness of the Fifth Amendment, we will be required to issue to ECMC 300,000 additional shares of common stock of the Company in connection with an amendment to that certain Agreement for Purchase of LLM Membership Interests between ECMC Holdings Corporation and the Company, dated as of August 9, 2018 (as amended), and the full satisfaction of certain earnouts pursuant to such agreement. If we extend maturity of the loans for an additional one year period, we will be required to issue additional warrants to ECMC at the exercise price of $0.96 per share, and to purchase up to an aggregate of 772,665 additional shares of common stock (which represent approximately 1.0% and 1.5% of our diluted common stock for the first extension exercised under the Fifth Amendment once it becomes effective, and second one year extension (if exercised), respectively, calculated using the “treasury stock” method as defined under U.S. GAAP for the fiscal quarter ended June 30, 2017).
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
Outstanding debt obligations are as follows (in thousands):

March 31, 2021
Principal amount	$60,000
Less: unamortized discount and debt issuance costs	(537)
Notes payable less unamortized discount and debt issuance costs	59,463
Less: current maturities, net of unamortized discount and debt issuance costs	—
Long-term notes payable, net of current maturities and unamortized discount and debt issuance costs	$59,463

4. Leases
The Company has entered into various non-cancelable operating lease agreements for office facilities and equipment with original lease periods expiring between 2021 and 2025. Certain of these arrangements have free rent periods and/or escalating rent payment provisions. As such, we recognize rent expense under such arrangements on a straight-line basis in accordance with U.S. GAAP. Some leases include options to renew. We do not assume renewals in our determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. Leases with an initial term of twelve months or less are not recorded on the balance sheet.
Operating lease expense was $0.6 million and $0.8 million for the three months ended March 31, 2021 and 2020, respectively.

Supplemental cash flow and other information related to operating leases was as follows:

	March 31, 2021	March 31, 2020
Weighted Average Remaining Lease Term (in years)	2.8	3.3
Weighted Average Discount Rate	6.6%	6.3%
Cash paid for amounts included in the measurement of operating lease liabilities	$0.7 million	$0.8 million
The following is a schedule, by years, of maturities of lease liabilities as of March 31, 2021 (in thousands):

Year Ending December 31,	Amount
Remainder of 2021	$1,979
2022	1,939
2023	819
2024	585
2025	398
Thereafter	—
Total undiscounted cash flows	$5,720
Less imputed interest	(542)
Present value of lease liabilities	$5,178

5. Stock-Based Compensation
(a) Stock Options
Total stock-based compensation expense charged as salaries and benefits expense in the consolidated statements of operations was $0.6 million and $0.7 million for the three months ended March 31, 2021 and 2020, respectively.
The following table sets forth a summary of the Company's stock option activity for the three months ended March 31, 2021:

	Outstanding Options	Weighted average exercise price per share	Weighted average remaining contractual life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	1,815,561	$10.31	1.92	$—
Granted	—	—		—
Forfeited	(63,235)	9.57		—
Exercised	—	—		—
Outstanding at March 31, 2021	1,752,326	$10.34	1.64	$—
Vested and exercisable at March 31, 2021	1,752,326	$10.34	1.64	$—
Exercisable at March 31, 2021	1,752,326	$10.34	1.64	$—

The Company recognizes share-based compensation costs as expense on a straight-line basis over the option vesting period, which generally is four years.
(b) Restricted Stock Units and Performance Stock Units

The following table summarizes restricted stock unit and performance stock unit activity for the three months ended March 31, 2021:

	Number of Awards	Weighted average grant date fair value per share
Outstanding at December 31, 2020	4,592,644	$1.27
Granted	—	—
Forfeited	(74,926)	1.52
Vested and converted to shares, net of units withheld for taxes	(61,156)	1.49
Units withheld for taxes	(20,662)	1.49
Outstanding at March 31, 2021	4,435,900	$1.26
Expected to vest at March 31, 2021	4,228,500	$1.21
Restricted stock units and performance stock units granted under the Performant Financial Corporation Amended and Restated 2012 Stock Incentive Plan generally vest over periods ranging from one year to four years.
6. Income Taxes

Our effective income tax rate changed to (1)% for the three months ended March 31, 2021 from 24% for the three months ended March 31, 2020. The change in the effective tax rate is primarily driven by overall losses from operations for the three months ended March 31, 2021 for which no benefit is recognized due to valuation allowance compared to the net operating loss (“NOL”) carryback benefit recorded as a result of the newly enacted provisions of the CARES Act for the three months ended March 31, 2020.

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

7. Net Income (Loss) per Share
For the three months ended March 31, 2021 and 2020, basic net income (loss) per share is calculated by dividing net loss by the sum of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of common stock and dilutive common share equivalents outstanding during the period. Common share equivalents consist of stock options, restricted stock units, performance stock units, and warrants. When there is a loss in the period, dilutive common share equivalents are excluded from the calculation of diluted earnings per share, as their effect would be anti-dilutive. For example, for the three months ended March 31, 2021 and 2020, respectively, diluted weighted average shares outstanding are the same as basic average shares outstanding. When there is net income in the period, the Company excludes stock options, restricted stock units, performance stock units and warrants from the calculation of diluted earnings per share when their combined exercise price and unamortized fair value exceeds the average market price of the Company's common stock because their effect would be anti-dilutive.
The following table reconciles the basic to diluted weighted average shares outstanding using the treasury stock method (shares in thousands):

	Three Months Ended March 31,
	2021	2020
Weighted average shares outstanding – basic	54,813	53,943
Dilutive effect of stock options	—	—
Weighted average shares outstanding – diluted	54,813	53,943
8. Subsequent Events
We have evaluated subsequent events through the date these consolidated financial statements are filed with the Securities and Exchange Commission and there are no other events that have occurred that would require adjustments or disclosures to our consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
You should read the following discussion in conjunction with our consolidated financial statements (unaudited) and related notes included elsewhere in this report. This report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” under Item 1A of Part II of this report. In light of these risks, uncertainties and assumptions, the forward-looking events and trends discussed in this report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Forward-looking statements include, but are not limited to, statements about: the impact of COVID-19 on our business and operations, opportunities and expectations for the markets in which we operate; anticipated trends and challenges in our business and competition in the markets in which we operate; our client relationships and our ability to maintain such client relationships; our ability to generate sufficient cash flows to fund our ongoing operations and other liquidity needs; our ability to maintain compliance with the covenants in our debt agreements; our ability to generate revenue following long implementation periods associated with new customer contracts; the adaptability of our technology platform to new markets and processes; our ability to invest in and utilize our data and analytics capabilities to expand our capabilities; our growth strategy of expanding in our existing markets and considering strategic alliances or acquisitions; maintaining, protecting and enhancing our intellectual property; our expectations regarding future expenses; expected future financial performance; and our ability to comply with and adapt to industry regulations and compliance demands. The forward-looking statements in this report speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
Overview
We provide technology-enabled audit, recovery, and analytics services in the United States with a focus in the healthcare industry. We work with healthcare payers through claims auditing and eligibility-based (also known as coordination-of-benefits) services to identify improper payments. We engage clients in both government and commercial markets. We also have a call center which serves clients with complex consumer engagement needs. Our clients typically operate in complex and highly regulated environments and contract for their payment integrity needs in order to reduce losses on improper healthcare payments. We historically worked in recovery markets such as defaulted student loans, federal treasury receivables, and commercial recovery. However, with the ongoing impact of the COVID-19 pandemic in 2020, and the continued pause on student loan recovery work through 2021, we announced on March 29, 2021, that we have signed an agreement to sell certain of our non-healthcare recovery contracts to a buyer that specializes in outsourced receivables solutions and that we do not plan to renew or restart existing contracts, nor pursue new non-healthcare recovery opportunities.
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
COVID-19 Pandemic Update
On March 11, 2020, the World Health Organization declared the COVID-19 outbreak a pandemic. The COVID-19 pandemic resulted in various unprecedented national and international measures in an effort to contain the spread of the virus, including restrictions on travel, quarantines, mandatory business shut-downs, shelter-in-place and related emergency orders. We took proactive actions early on to protect the health of our employees and their families, including curtailing business travel and encouraging videoconferencing whenever possible, requiring most personnel to work remotely and we restricted access to our offices to personnel who are required to perform critical business continuity activities.

While we continue to believe we have taken steps to function in a virtual or remote fashion as a result of the COVID-19 pandemic, the extent of the COVID-19 pandemic’s effect on our operational and financial performance will continue to depend on future developments, some of which are out of our control. Pursuant to the terms of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted in March 2020, the U.S. Federal government suspended payments, ceased accruing interest, and stopped involuntary collections of payments (e.g., wage garnishments) for student loans owned by the Department of Education through September 30, 2020. The pause on our student loan recovery services has since been extended a few times, with the latest extension through September 30, 2021.
We continue to face uncertainty around the breadth and duration of business disruptions related to COVID-19 pandemic continues, as well as its impact on the U.S. economy, the ongoing business operations of our clients, and the results of our operations and financial condition. While our management team continues to actively monitor the impacts of the COVID-19 pandemic and may take further actions to our business operations that we determine are in the best interests of our employees and clients, or as required by federal, state, or local authorities, the continuing impact of the COVID-19 pandemic on our results of operations, financial condition, or liquidity for fiscal year 2021 and beyond cannot be estimated at this point.
The following discussions are subject to the effects of the COVID-19 pandemic on our ongoing business operations.
Sources of Revenues
We derive our revenues from services for clients in a variety of different markets. These markets include our two largest markets, healthcare and recovery, as well as our other markets which include but are not limited to outsourced call center services, delinquent state and federal taxes and federal treasury and other receivables.

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Healthcare	$13,286	$17,524
Recovery (1)	14,491	24,265
Customer Care / Outsourced Services	3,613	4,099
Total Revenues	$31,390	$45,888
(1)Represents student lending, state and municipal tax authorities, IRS and the Department of the Treasury markets, as well as Premiere Credit of North America.

Healthcare
We derive revenues from both commercial and government clients by providing healthcare payment integrity services, which include claims-based and eligibility-based services. Revenues earned under claims-based contracts in the healthcare market are driven by auditing, identifying, and sometimes recovering improperly paid claims through both automated and manual review of such claims. Eligibility-based services, which may also be referred to as coordination-of-benefits, involve identifying and recovering payments in situations where our client should not be the primary payer of healthcare claims because a member has other forms of insurance coverage. We are paid contingency fees by our clients based on a percentage of the dollar amount of improper claims recovered as a result of our efforts. The revenues we recognize are net of our estimate of claims that we believe will be overturned by appeal or disputed following payment by the provider.
For our healthcare business, our business strategy is focused on utilizing our technology-enabled services platform to provide claims-based, eligibility-based, and analytical services for healthcare payers. Revenues from our healthcare services were $13.3 million for the three months ended March 31, 2021 compared to revenues of $17.5 million that we earned from our healthcare clients during the three months ended March 31, 2020.
In 2017, we were awarded the Medicare Secondary Payer Commercial Payment Center (MSP) contract by the Centers for Medicare and Medicaid Services (“CMS"). Under this agreement, we are responsible for coordination-of-benefits, which includes identifying and recovering payments in situations where Medicare should not be the primary payer of healthcare claims because a beneficiary has other forms of insurance coverage, such as through an employer group health plan or certain other payers.

In 2016, CMS awarded two new Medicare Recovery Audit Contractor (“RAC") contracts, for audit Regions 1 and 5. The RAC contract award for Region 1 allows us to continue our audit of payments under Medicare’s Part A and Part B for all provider types other than Durable Medical Equipment, Prosthetics, Orthotics and Supplies (DMEPOS) and home health and hospice within an 11 state region in the Northeast and Midwest. The Region 5 RAC contract provides for the post-payment review of DMEPOS and home health and hospice claims nationally.

In March 2021, CMS re-awarded the Region 1 RAC contract after a competitive procurement process. The renewed contract has an 8.5-year term.

Many of our healthcare clients are expanding the scope of services that we provide, and during 2021, we continued to renew contracts by way of competitive procurement. We believe this growth trend will continue as our suite of payment integrity services further matures and scales. Going forward, we anticipate that our healthcare revenues will drive the majority of overall company revenue growth.
Recovery
Historically, the recovery market revenues contributed a majority of our revenues. However, the COVID-19 pandemic had a significant impact on our recovery revenues. On March 29, 2021, we announced that we will continue to fulfill our current recovery contracts, but we do not plan to renew or restart existing contracts, nor pursue new non-healthcare recovery opportunities.
Recovery market revenues are derived from student lending, Internal Revenue Services (IRS), state and municipal tax authorities, the Department of the Treasury, and Premiere Credit of North America.
Since 2017, we have served as one of four companies to perform recovery services for the IRS under its private collection program. This program, authorized under a federal law, calls for the use of private companies to recover outstanding inactive tax receivables on the government's behalf. We were not selected as a provider in connection with the recent IRS procurement process for the contract renewal becoming effective in September 2021. The award is currently under protest by another bidder. In its original procurement letter, the IRS stated that technical factors, when combined, were more important than the commission rate, but the IRS has discretion and does not have to automatically grant an award to the bidder that submits a bid receiving the highest technical rating.
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
Student lending revenues are contract-based and consist primarily of contingency fees based on a specified percentage of the amount we enable our clients to recover. Our contingency fee percentage for a particular recovery depends on the type of recovery facilitated. Our clients in the student loan recovery market mainly consist of several of the largest guaranty agencies, (GAs). In 2020, with the onset of the COVID-19 pandemic, student lending placement volumes reduced significantly, or stopped altogether, as a result of government mandates under the CARES Act to pause student lending recovery activities. We expect no additional placement volumes as a result of the most recent extension of the pause on student lending recovery activities to September 30, 2021. While we were able to continue to recognize student loan related revenue throughout 2020 due to our existing in-process borrower rehabilitation agreements, we have not processed many new loan rehabilitations since the pause went into effect. As a result, for 2021, we anticipate that there will be a significant reduction to our annual recovery revenue.

Customer Care / Outsourced Services
We derive revenues from default aversion and/or first party call center services for certain clients and the licensing of hosted technology solutions to certain clients. For our hosted technology services, we license our system and integrate our technology into our clients’ operations, for which we are paid a licensing fee. Our revenues for these services include contingency fees, fees based on dedicated headcount to our clients, and hosted technology licensing fees.
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
Factors Affecting Our Operating Results
Our results of operations are influenced by a number of factors, including costs associated with commencing new contracts, claim recovery volume, contingency fees, regulatory matters, client contract cancellation and macroeconomic factors.
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

Claim Recovery Volume
Our claims-based audit business reflects the scale of claims which are deemed permissible to audit by clients. Non-permissible claims may include client product lines which are determined to be out of scope, excluded providers or provider groups, changes in policy, or other factors such as geographies disrupted by natural disasters.

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
Pursuant to the terms of the CARES Act enacted in March 2020, the U.S. federal government suspended payments, ceased accruing interest, and stopped involuntary collections of payments (e.g., wage garnishments) for student loans owned by the Department of Education through September 30, 2020, which was subsequently extended through September 30, 2021.

In addition, our entry into the healthcare market was facilitated by the passage of the Tax Relief and Health Care Act of 2006, which mandated CMS to contract with private firms to audit Medicare claims in an effort to increase the recovery of improper Medicare payments. Any changes to the regulations that affect the Medicare program or the audit and recovery of Medicare claims could have a significant impact on our revenues and results of operations.

Client Contract Cancellation
    Substantially all of our contracts entitle our clients to unilaterally terminate their contractual relationship with us at any time without penalty. Our revenues could decline if we lose one or more of our significant clients, including if one of our significant clients is acquired by an entity that does not use our services, if the terms of compensation for our services change or if there is a reduction in the level of placements provided by any of these clients.
Macroeconomic Factors
Certain macroeconomic factors influence our business and results of operations. For example, the growth in Medicare expenditures or claims made to private healthcare providers resulting from changes in healthcare costs or the healthcare industry taken as a whole, as well as the fiscal budget tightening of federal, state and local governments as a result of general economic weakness and lower tax revenues.
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
    We determine revenue recognition through the following steps:
•Identification of the contract with a customer
•Identification of the performance obligations in the contract
•Determination of the transaction price
•Allocation of the transaction price to the performance obligations in the contract; and
•Recognition of revenue when, or as, the performance obligations are satisfied
    We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.
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
Healthcare providers have the right to appeal claims audit findings and may pursue additional appeals if the initial appeal is found in favor of healthcare clients. For coordination-of-benefits contracts, insurance companies or other responsible parties may dispute the Company’s findings regarding our clients not being the primary payer of healthcare claims. Total estimated liability for appeals, disputes, and refunds was $4.4 million as of March 31, 2021 and $1.0 million as of December 31, 2020. This represents the Company’s best estimate of the amount probable of being refunded to the Company’s healthcare clients. The $4.4 million liability includes a $3.3 million refund accrual to a healthcare client related to eligibility-based services, which is expected to be offset by the client against future commissions.
Contract assets was $4.7 million and $4.5 million as of March 31, 2021 and December 31, 2020, respectively. Contract assets relate to the Company’s rights to consideration for services completed, but not invoiced at the reporting date, and receipt of payment is conditional upon factors other than the passage of time. Contract assets primarily consist of commissions the Company estimates it has earned from completed claims audit findings submitted to healthcare clients. Generally, the Company’s right to payment occurs when contract assets are recorded to accounts receivable when the rights become unconditional, which is generally healthcare providers have paid our healthcare clients. There was no impairment loss related to contract assets for the three months ended March 31, 2021.
Contract liabilities was $0.5 million and $0.9 million as of March 31, 2021 and December 31, 2020, respectively, and are included in deferred revenue on the consolidated balance sheets. The Company’s contract liabilities mainly relate to an advance recovery commission payment received from a client, for which the Company anticipates revenue to be recognized as services are delivered.
Recent Accounting Pronouncements
See "New Accounting Pronouncements" in Note 1(g) of the Consolidated Financial Statements included in Part I - Item 1 of this report.

Results of Operations
Three Months Ended March 31, 2021 compared to the Three Months Ended March 31, 2020
The following table represents our historical operating results for the periods presented:

	Three Months Ended March 31,
	2021	2020	$ Change	% Change
	(in thousands)
Consolidated Statement of Operations Data:
Revenues	$31,390	$45,888	$(14,498)	(32)%
Operating expenses:
Salaries and benefits	24,090	28,805	(4,715)	(16)%
Other operating expenses	10,356	12,220	(1,864)	(15)%
Impairment of goodwill	—	19,000	(19,000)	(100)%
Total operating expenses	34,446	60,025	(25,579)	(43)%
Loss from operations	(3,056)	(14,137)	11,081	78%
Interest expense	(1,346)	(2,227)	881	40%
Interest income	—	6	(6)	(100)%
Loss before provision for (benefit from) income taxes	(4,402)	(16,358)	11,956	73%
Provision for (benefit from) income taxes	37	(3,874)	(3,911)	101%
Net income (loss)	$(4,439)	$(12,484)	$8,045	64%

Revenues
Total revenues were $31.4 million for the three months ended March 31, 2021, a decrease of approximately 32%, compared to total revenues of $45.9 million for the three months ended March 31, 2020.
Healthcare revenues were $13.3 million for the three months ended March 31, 2021, representing a decrease of $4.2 million, or 24%, compared to the three months ended March 31, 2020. This decrease in healthcare revenues was primarily attributable to a $3.3 million charge to revenue to accrue a refund liability to a client, which is expected to be offset by the client against future commissions.

Recovery revenues were $14.5 million for the three months ended March 31, 2021, representing a decrease of $9.8 million, or 40%, compared to the three months ended March 31, 2020. The decrease was primarily due to the COVID-19 pandemic that caused many of our customers to pause work on our recovery contracts.
Customer Care / Outsourced Services revenues were $3.6 million for the three months ended March 31, 2021, representing a decrease of $0.5 million, or 12%, compared to the three months ended March 31, 2020. The decrease was primarily due to reduced demand for our services as a result of the COVID-19 pandemic.
Salaries and Benefits
Salaries and benefits expense was $24.1 million for the three months ended March 31, 2021, a decrease of $4.7 million, or 16%, compared to salaries and benefits expense of $28.8 million for the three months ended March 31, 2020. The decrease in salaries and benefits expense was primarily driven by furloughs of employees due to a pause in our services that resulted from the COVID-19 pandemic.
Other Operating Expenses
Other operating expenses were $10.4 million for the three months ended March 31, 2021, compared to other operating expenses of $12.2 million for the three months ended March 31, 2020. The decrease in other operating expenses was primarily due to lower activity levels resulting from the pause in recovery services provided.

Income (Loss) from Operations
As a result of the factors described above, loss from operations was $3.1 million for the three months ended March 31, 2021, compared to loss from operations of $14.1 million for the three months ended March 31, 2020, a decrease in loss from operations of $11.1 million, primarily related to lower operating expenses combined with trailing student recovery revenues from work performed previously.
Interest Expense
Interest expense was $1.3 million for the three months ended March 31, 2021, compared to $2.2 million for the three months ended March 31, 2020. Interest expense decreased by approximately $0.9 million or 40% for the three months ended March 31, 2021 due to a lower interest rate in 2021 compared to 2020.
Income Taxes
We recognized an income tax expense of $0.04 million for the three months ended March 31, 2021, compared to an income tax benefit of $3.9 million for the three months ended March 31, 2020. Our effective income tax rate changed to (1)% for the three months ended March 31, 2021, from 24% for the three months ended March 31, 2020. The change in the effective tax rate is primarily driven by overall losses from operations for the three months ended March 31, 2021 for which no benefit is recognized due to valuation allowance compared to the net operating loss (“NOL”) carryback benefit recorded as a result of the newly enacted provisions of the CARES Act for the three months ended March 31, 2020.
Net Income (Loss)
As a result of the factors described above, net loss was $4.4 million for the three months ended March 31, 2021, which represented a decrease of approximately $8.0 million, or 64%, compared to net loss of $12.5 million for the three months ended March 31, 2020.

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

Because of these limitations, you should consider adjusted EBITDA and adjusted net income alongside other financial performance measures, including net income and our other U.S. GAAP results. The following tables present a reconciliation of adjusted EBITDA and adjusted net income for each of the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Adjusted EBITDA:
Net income (loss)	$(4,439)	$(12,484)
Provision for (benefit from) income taxes	37	(3,874)
Interest expense (1)	1,346	2,227
Interest income	—	(6)
Stock-based compensation	649	691
Depreciation and amortization	1,016	1,540
Impairment of goodwill (5)	—	19,000
Impairment of long-lived assets	636	—
Transaction expenses (6)	511	—
Adjusted EBITDA	$(244)	$7,094

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Adjusted Net Income (Loss):
Net income (loss)	$(4,439)	$(12,484)
Stock-based compensation	649	691
Amortization of intangibles (2)	59	59
Deferred financing amortization costs (3)	369	382
Impairment of goodwill (5)	—	19,000
Impairment of long-lived assets	636	—
Transaction expenses (6)	511	—
Tax adjustments (4)	(611)	(5,536)
Adjusted net income (loss)	$(2,826)	$2,112

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Adjusted Net Income (Loss) Per Diluted Share:
Net income (loss)	$(4,439)	$(12,484)
Plus: Adjustment items per reconciliation of adjusted net income (loss)	1,613	14,596
Adjusted net income (loss)	$(2,826)	$2,112
Adjusted net income (loss) per diluted share	$(0.05)	$0.04
Diluted average shares outstanding (7)	54,813	54,166

(1)Represents interest expense and amortization of issuance costs related to the refinancing of our indebtedness
(2)Represents amortization of intangibles related to the acquisition of Performant by an affiliate of Parthenon Capital Partners in 2004.

(3)Represents amortization of capitalized financing costs related to our Credit Agreement.
(4)Represents tax adjustments assuming a marginal tax rate of 27.5% at full profitability.
(5)Represents a noncash goodwill impairment charge in 2020 mainly due to the decrease of our market capitalization in the first half of 2020..
(6)Represents direct and incremental costs associated with expenses incurred in 2021 for a potential sale of recovery contracts.
(7)While net loss for the three months ended March 31, 2020 is ($12,484), the computation of adjusted net income results in adjusted net income of $2,112. Therefore, the calculation of the adjusted earnings per diluted share for the three months ended March 31, 2020 includes dilutive common share equivalents of 223 added to the basic weighted average shares of 53,943.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, and cash and cash equivalents on hand. Cash and cash equivalents, which includes restricted cash and consists primarily of cash on deposit with banks, totaled $21.4 million as of March 31, 2021, compared to $18.3 million as of December 31, 2020. The $3.1 million increase in the balance of our cash and cash equivalents from December 31, 2020 to March 31, 2021, was primarily due to $4.8 million provided by operating activities, offset by $0.8 million used in investing activities and $0.9 million repayment of notes payable.
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
The COVID-19 pandemic led certain of our customers to delay the recovery and audit services that we provide as a result of the economic hardships that was faced by a large portion of the population. For example, pursuant to the terms of the CARES Act enacted in March 2020, the U.S. Federal government suspended payments, ceased accruing interest, and stopped involuntary collections of payments (e.g., wage garnishments) for student loans owned by the Department of Education through September 30, 2020, which was most recently extended through September 30, 2021.

A pause by any of our clients as a result of the COVID-19 pause could adversely affect our financial condition and the achievement of our strategic objectives. Conditions in the financial and credit markets may also limit the availability of funding or increase the cost of funding, which could adversely affect our business, financial position and results of operations.
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

Cash flows from operating activities
Cash provided by operating activities was $4.8 million for the three months ended March 31, 2021, compared to cash used in operating activities of $7.2 million for the same period in 2020. The cash provided by operating activities for the three months ended March 31, 2021, is primarily a result of changes in trade accounts receivable.
Cash flows from investing activities
Cash used in investing activities of $0.8 million for the three months ended March 31, 2021 was mainly for capital expenditures related to information technology, data storage, hardware, telecommunication systems and security enhancements to our information technology systems. Cash used in investing activities for similar purposes in the three months ended March 31, 2020 was $1.1 million.
Cash flows from financing activities
Cash used in financing activities of $0.9 million for the three months ended March 31, 2021 was primarily attributable to $0.9 million in repayments of notes payable during the same period. Cash used by financing activities in the three months ended March 31, 2020 was $0.9 million primarily attributable to $0.9 million in repayments.
Restricted Cash
    As of March 31, 2021, restricted cash included in current assets on our consolidated balance sheet was $2.2 million.
Notes Payable
On August 7, 2017, we, through our wholly-owned subsidiary Performant Business Services, Inc., entered into a credit agreement (as amended, the “Credit Agreement”) with ECMC Group, Inc, as the lender. Before the amendment described below, the Credit Agreement provided for a term loan facility in the initial amount of $44 million (the “Initial Term Loan”) and for up to $15 million of additional term loans (“Additional Term Loans”; and together with the Initial Term Loan, the “Loans”) which original Additional Term Loans were initially able to be drawn until the second anniversary of the funding of the Initial Term Loans, subject to the satisfaction of customary conditions.  On August 31, 2018, we entered into Amendment No. 2 to the Credit Agreement to among other things (i) extend the maturity date of the Initial Term Loan and any Additional Term Loans by one year to August 2021, (ii) increase the commitment for Additional Term Loans from $15 million to $25 million, (iii) extend the period during which Additional Term Loans were able to have been borrowed by one year to August 2020 and, (iv) not require compliance with the financial covenants in the Credit Agreement during the six fiscal quarters following our acquisition of Premiere.

On March 21, 2019, we entered into Amendment No. 3 to the Credit Agreement to, among other things, extend the period during which we would not be required to comply with the financial covenants in the Credit Agreement until the quarter ending June 30, 2020. On September 19, 2019, we entered into Amendment No. 4 to the Credit Agreement to, among other things, designate one of our subsidiary guarantors under the Credit Agreement as a borrower and make corresponding changes and related to such change. As of September 30, 2019, the Company had borrowed all of the $25 million available as Additional Term Loans.

On March 23, 2021, we entered into Amendment No. 5 to the Credit Agreement (the “Fifth Amendment”). The effectiveness of the Fifth Amendment is subject to the satisfaction of certain conditions specified therein, including our having prepaid an aggregate amount of $6.0 million of the Loans if and when we consummate the sale of certain of our assets. If such conditions to the effectiveness of the Fifth Amendment are satisfied, the maturity date of the Credit Agreement will automatically be extended until August 11, 2022 and the financial covenants will modified as described below.
As of March 31, 2021, $60.0 million was outstanding under the Credit Agreement. While this amount is classified in current liabilities, the maturity of the Loans will be extended through August 11, 2022 if the Fifth Amendment becomes effective, and we will retain an option to further extend the maturity date for an additional one year period. If the Fifth Amendment does not become effective, we may extend the maturity of the Loans for two additional one-year periods, in each case, subject to the satisfaction of customary conditions.
The Loans bear interest at the one-month LIBOR rate (subject to a 1% per annum floor) plus a margin which may vary from 5.5% per annum to 10.0% per annum based on our total debt to EBITDA ratio. Our annual interest rate was 6.5% at March 31, 2021 and December 31, 2020. We are required to pay 5% of the original principal balance of the Loans annually in quarterly installments (subject to adjustment in the event of any prepayment made in connection with the Fifth Amendment) and to make mandatory prepayments of the Loans with a percentage of our excess cash flow which may vary between 75% and 0% depending on our total debt to EBITDA ratio and from the net cash proceeds of certain asset dispositions and debt not otherwise permitted under the Credit Agreement, in each case, subject to the lender's right to decline to receive such payments. If we make a prepayment of $6.0 million in connection with the Fifth Amendment we will not be required to make mandatory prepayment on account of excess cash flow for the fiscal year ended December 31, 2020, however we will be required to make a mandatory prepayment of at least $6.0 million on account of excess cash flow for the fiscal year ending December 31, 2021, subject to reduction in accordance with the Credit Agreement for any other prepayments made prior the end of such fiscal year.
The Credit Agreement contains certain financial covenants, which require, that we: (1) achieve a minimum fixed charge coverage ratio (A) prior to the effectiveness of the Fifth Amendment, of 1.0 to 1.0 through December 31, 2020 and 1.25 to 1.0 through June 30, 2021, and through June 30, 2022 if the maturity date of the Loans is extended until August 2022; and (B) on and after the effectiveness of the Fifth Amendment; of 0.75 to 1.0 through December 31, 2021, 1.0 to 1.0 through June 30, 2022, and 1.25 to 1.0 thereafter and (2) maintain a maximum total debt to EBITDA ratio (A) prior to the effectiveness of the Fifth Amendment, of 6.00 to 1.00; and (B) on and after the effectiveness of the Fifth Amendment, of 8.0 to 1.0 through June 30, 2021, of 7.0 to 1.0 through September 30, 2021 and 6.0 to 1.0 thereafter. The Credit Agreement also contains covenants that restrict the Company's and its subsidiaries’ ability to incur certain types or amounts of indebtedness, incur liens on certain assets, make material changes in corporate structure or the nature of its business, dispose of material assets, engage in a change in control transaction, make certain foreign investments, enter into certain restrictive agreements, or engage in certain transactions with affiliates. The Credit Agreement also contains various customary events of default, including with respect to change of control of the Company or its ownership of the Borrower.
The obligations under the Credit Agreement are secured by substantially all of our subsidiaries' assets and are guaranteed by the Company and its subsidiaries, other than the borrowers.

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
Management, with the participation of our Chief Executive Officer and our Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were functioning effectively at the reasonable assurance level as of March 31, 2021.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our business and the businesses of our customers have been and may continue to be materially and adversely affected by the impact of the COVID-19 pandemic that has caused, and may continue to cause, the global slowdown in economic activity. Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences are uncertain, rapidly changing and difficult to predict, the COVID-19 pandemic’s impact on our operations and financial performance, as well as its impact on our ability to successfully execute our business strategies and initiatives, remains uncertain and difficult to predict. Further, the ultimate impact of the COVID-19 pandemic on our operations and financial performance depends on many factors that are not within our control, including, but not limited, to: governmental and business actions that have been and continue to be taken in response to the pandemic; the impact of the COVID-19 pandemic and actions taken in response on global and regional economies and economic activity; the availability of federal, state or local funding programs; general economic uncertainty and financial market volatility; global economic conditions and levels of economic growth; and the pace of economic recovery when the COVID-19 pandemic subsides.

Given the economic hardships that may be faced by a large portion of the population as a result of the COVID-19 pandemic, certain of our customers have chosen to delay the recovery and audit services that we provide, and additional customers may choose to similarly delay the audit and recovery services that we provide, either of which could have a material negative impact on our revenues and results of operations. For example, pursuant to the terms of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted in March 2020, the U.S. federal government suspended payments, ceased accruing interest, and stopped involuntary collections of payments (e.g., wage garnishments) for student loans owned by the Department of Education through September 30, 2020. In January 2021, student loan relief was extended to September 30, 2021. The continued delay to the services that we provided, as a result of the COVID-19 pandemic, resulted in our decision to either divest or wind down certain portions of our existing recovery business. Any additional disruptions to the services that we provide to our customers as a result of the COVID-19 pandemic or otherwise could result in a negative impact on our revenues and results of operations

Further, a prolonged period of generating lower cash flows from operations as a result of the COVID-19 pandemic could adversely affect our financial condition and the achievement of our strategic objectives. Conditions in the financial and credit markets may also limit the availability of funding or increase the cost of funding, which could adversely affect our business, financial position and results of operations. While we believe our financial projections are attainable, there can be no assurances that our financial results will be recognized in a timeframe necessary to meet our ongoing cash requirements.

In addition, a large portion of our employees continue to be subject to voluntary or mandated shelter-in-place or other quarantine orders, and the employees of our customers may also be subject to similar stay-at-home orders, either of which may result in other disruptions in our ongoing business operations, which would harm our business and results of operations. If the COVID-19 pandemic continues for an extended period, it will continue to impact our revenues and financial condition materially and adversely.

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

If we are successful in obtaining an engagement with a new client or a new contract with an existing client, we typically have a subsequent long implementation period in which the services are planned in detail and we integrate our technology, processes and resources with the client’s operations. If we enter into a contract with a new client, we typically will not receive revenues until implementation is completed and work under the contract actually begins, which can be a substantial period of time. Our clients may also experience delays in obtaining approvals or managing protests from unsuccessful bidders, such as the lengthy protests regarding the most recent contract procurement from the Department of Education, or delays associated with technology or system implementations, such as the delays experienced with the implementation of our first RAC contract with CMS. We incur significant expenses associated with new contracts before we receive corresponding revenues under any such new contract, because we operate under a model in which we generally hire employees to provide services to a new client once a contract is signed and otherwise incur significant upfront implementation expenses. If we are not able to pay the upfront expenses for commencing new contracts out of cash from operations or availability of borrowings under our lending arrangements, we may be required to scale back our operations or alter our business plans to account for cash shortages, either of which could prevent us from earning future revenues under any such new client or contract engagements. Further, if we are not successful in maintaining contractual commitments after the expenses we incur during our typically long implementation cycle, our cash flows and results of operations could be adversely affected.

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

Many of our contracts with our clients are not exclusive and do not commit our clients to provide specified volumes of business. In addition, the terms of these contracts may be changed unilaterally and on short notice by our clients. As a consequence, there is no assurance that we will be able to maintain our revenues and operating results.

Many of our existing contracts enable our clients to terminate their contractual relationship with us at any time without penalty, potentially leading to loss of business or renegotiation of terms. Further, most of our contracts allow our clients to unilaterally change the amount of work available to us or the payment terms at any given time. In addition, many of our contracts are not exclusive, with our clients retaining multiple service providers with whom we must continue to compete for additional work. Therefore, despite our contractual relationships with our clients, our contracts do not provide assurance that we will generate a minimum amount of revenues or that we will receive a specific volume of work. For example, in March 2020, our GA clients significantly reduced placement volumes due to the COVID-19 pandemic, and as a result, we expect our 2021 revenues from these clients will be significantly reduced. If any of our clients modify terms of service, including the success fees we are able to earn, or any of these clients establish more favorable relationships with our competitors, our future revenues may be adversely affected.

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

We operate in highly competitive markets and in providing our services to the healthcare and recovery markets, we face increasing competition from many other companies. Accordingly, maintaining high levels of audit and recovery performance, and doing so in a cost-effective manner, are important factors in our ability to maintain and grow our revenues and net income and the failure to achieve these objectives could harm our business, financial condition and results of operations. Some of our current and potential competitors in the markets in which we operate may have greater financial, marketing, technological or other resources than we do. The ability of any of our competitors and potential competitors to adopt new and effective technology to better serve our markets may allow them to gain market strength. Increasing levels of competition in the future could result in lower fees, lower volumes of contracted services or higher costs for resources. Any inability to compete effectively in the markets that we serve could adversely affect our business, financial condition and results of operations.

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

Our revenues and operating results could vary significantly from period-to-period and may fail to match our past performance because of a variety of factors, some of which are outside of our control. Any of these factors could cause the price of our common stock to fluctuate. Factors that could contribute to the variability of our operating results include, but are not limited to, the following:

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

Our student loan recovery business is subject to regulation and oversight by various state and federal agencies, particularly in the area of consumer protection. The Fair Debt Collection Practices Act (FDCPA), and related state laws provide specific guidelines that we must follow in communicating with holders of student loans and regulates the manner in which we can recover defaulted student loans. Some state attorney generals have been active in this area of consumer protection regulation. We are subject, and may be subject in the future, to inquiries and audits from state and federal regulators, as well as frequent litigation from private plaintiffs regarding compliance under the FDCPA and related state regulations. We are also subject to the Fair Credit Reporting Act (FCRA), which regulates consumer credit reporting and may impose liability on us to the extent adverse credit information reported to a credit bureau is false or inaccurate. Our compliance with the FDCPA, FCRA and other federal and state regulations that affect our student loan recovery business may result in significant costs, including litigation costs. We are also subject to regulations promulgated by the United States Consumer Financial Protection Bureau (CFPB), which, among other things, establishes regulations regarding consumer financial protection laws. In addition, the CFPB has investigatory and enforcement authority with respect to whether persons are engaged in unlawful acts or practices in connection with the collection of consumer debts. Due to the COVID-19 pandemic, the Department of Education paused all student loan payments and recovery efforts beginning in March of 2020. Moreover, this pause has been extended through September of 2021. There is significant risk to the student loan recovery revenue portion of our business if the administration continues the pause or forgives large amounts of the borrowers outstanding loans.

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

Parthenon Capital Partners, Prescott Group Management, L.L.C., ECMC Group, Inc., and Mill Road Capital Management LLC beneficially owned approximately 24.6%, 22.9% 11.5%, and 6.6% of our common stock, respectively, as of March 31, 2021. As a result of their ownership, these significant stockholders have the ability to influence the outcome of matters submitted to a vote of stockholders and, through our board of directors, the ability to influence decision making with respect to our business direction and policies. Parthenon Capital Partners, Prescott Group Management, L.L.C., ECMC Group, Inc., and Mill Road Capital management LLC may have interests different from our other stockholders’ interests and may vote in a manner adverse to those interests. Matters over which these three significant stockholders can, directly or indirectly, exercise influence include:

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

PERFORMANT FINANCIAL CORPORATION
Date:	May 17, 2021
		By:	/s/ Lisa Im
Lisa Im

Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Ian Johnston
Ian Johnston

Vice President and Chief Accounting Officer