Form 10-Q
period 2021-06-30
Performant Financial Corp
filed 2021-08-12
CIK 1550695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
The number of shares of Common Stock outstanding as of August 11, 2021 was 56,404,654.

PERFORMANT FINANCIAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2021
INDEX

i

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,949	$16,043
Restricted cash	2,203	2,253
Trade accounts receivable, net of allowance for doubtful accounts of $49 and $49, respectively	19,056	23,216
Contract assets	5,770	4,466
Prepaid expenses and other current assets	3,407	3,784
Income tax receivable	5,692	4,758
Total current assets	46,077	54,520
Property, equipment, and leasehold improvements, net	16,005	17,497
Identifiable intangible assets, net	72	689
Goodwill	47,372	47,372
Right-of-use assets	4,028	5,043
Other assets	985	1,106
Total assets	$114,539	$126,227
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of notes payable to related party, net of unamortized debt issuance costs of $1,001 and $906, respectively	$8,149	$59,957
Accrued salaries and benefits	7,727	8,799
Accounts payable	846	407
Other current liabilities	3,511	3,841
Deferred revenue	—	867
Estimated liability for appeals, disputes, and refunds	4,500	1,014
Lease liabilities	2,207	2,327
Total current liabilities	26,940	77,212
Notes payable to related party, net of current portion and unamortized debt issuance costs of $4,819 and $0, respectively	39,243	—
Lease liabilities	2,395	3,442
Other liabilities	3,090	3,593
Total liabilities	71,668	84,247
Commitments and contingencies (note 3 and note 4)
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized, 500,000 shares at June 30, 2021 and December 31, 2020 respectively; issued and outstanding 56,401 and 54,764 shares at June 30, 2021 and December 31, 2020, respectively	6	5
Additional paid-in capital	89,784	82,933
Accumulated deficit	(46,919)	(40,958)
Total stockholders’ equity	42,871	41,980
Total liabilities and stockholders’ equity	$114,539	$126,227
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$32,842	$33,785	$64,232	$79,673
Operating expenses:
Salaries and benefits	23,295	22,166	47,385	50,971
Other operating expenses	10,759	9,042	21,115	21,262
Impairment of goodwill	—	8,000	—	27,000
Total operating expenses	34,054	39,208	68,500	99,233
Loss from operations	(1,212)	(5,423)	(4,268)	(19,560)
Gain on sale of certain recovery contracts	1,849	—	1,849	—
Interest expense	(2,126)	(2,031)	(3,472)	(4,258)
Interest income	—	6	—	12
Loss before provision for (benefit from) income taxes	(1,489)	(7,448)	(5,891)	(23,806)
Provision for (benefit from) income taxes	33	(249)	70	(4,123)
Net loss	$(1,522)	$(7,199)	$(5,961)	$(19,683)
Net loss per share
Basic	$(0.03)	$(0.13)	$(0.11)	$(0.36)
Diluted	$(0.03)	$(0.13)	$(0.11)	$(0.36)
Weighted average shares
Basic	55,516	54,267	55,167	54,105
Diluted	55,516	54,267	55,167	54,105
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity
(In thousands)
(Unaudited)

	Three Months Ended June 30, 2021					Three Months Ended June 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount				Shares	Amount
Balances at beginning of period	54,825	$5	$83,559	$(45,397)	$38,167	54,022	$5	$81,196	$(39,453)	$41,748
Common stock issued under stock plans, net of shares withheld for employee taxes	1,276	1	(587)	—	(586)	440	—	(165)	—	(165)
Stock-based compensation expense	—	—	774	—	774	—	—	649	—	649
Recognition of warrants associated with notes payable	—	—	5,237	—	5,237	—	—	—	—	—
Recognition of earnout shares issued	300	—	801	—	801	—	—	—	—	—
Net loss	—	—	—	(1,522)	(1,522)	—	—	—	(7,199)	(7,199)
Balances at end of period	56,401	$6	$89,784	$(46,919)	$42,871	54,462	$5	$81,680	$(46,652)	$35,033

	Six Months Ended June 30, 2021					Six Months Ended June 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount				Shares	Amount
Balances at beginning of period	54,764	$5	$82,933	$(40,958)	$41,980	53,900	$5	$80,589	$(26,969)	$53,625
Common stock issued under stock plans, net of shares withheld for employee taxes	1,337	1	(610)	—	(609)	562	—	(249)	—	(249)
Stock-based compensation expense	—	—	1,423	—	1,423	—	—	1,340	—	1,340
Recognition of warrants associated with notes payable			5,237		5,237	—	—	—	—	—
Recognition of earnout shares issued	300	—	801	—	801
Net loss	—	—	—	(5,961)	(5,961)	—	—	—	(19,683)	(19,683)
Balances at end of period	56,401	$6	$89,784	$(46,919)	$42,871	54,462	$5	$81,680	$(46,652)	$35,033
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(5,961)	$(19,683)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment of long-lived assets	674	25
Impairment of goodwill	—	27,000
Depreciation and amortization	3,040	2,795
Right-of-use assets amortization	1,015	1,275
Stock-based compensation	1,423	1,340
Interest expense from debt issuance costs	1,133	763
Earnout mark-to-market	—	(162)
Gain on sale of certain recovery contracts	(1,849)	—
Changes in operating assets and liabilities:
Trade accounts receivable	3,417	6,577
Contract assets	(1,304)	362
Prepaid expenses and other current assets and other assets	564	109
Income tax receivable	(934)	(1,860)
Other assets	121	(180)
Accrued salaries and benefits	(1,072)	(1,710)
Accounts payable	439	(1,135)
Deferred revenue and other current liabilities	(1,147)	(112)
Estimated liability for appeals, disputes, and refunds	3,486	197
Lease liabilities	(1,167)	(1,126)
Other liabilities	(414)	1,279
Net cash provided by operating activities	1,464	15,754
Cash flows from investing activities:
Purchase of property, equipment, and leasehold improvements	(1,604)	(1,943)
Proceeds from sale of certain recovery contracts	2,406	—
Net cash provided by (used) in investing activities	802	(1,943)
Cash flows from financing activities:
Repayment of notes payable	(7,650)	(1,725)
Debt issuance costs paid	(150)	—
Taxes paid related to net share settlement of stock awards	(633)	(248)
Proceeds from exercise of stock options	23	—
Net cash used in financing activities	(8,410)	(1,973)
Net increase (decrease) in cash, cash equivalents and restricted cash	(6,144)	11,838
Cash, cash equivalents and restricted cash at beginning of period	18,296	4,995
Cash, cash equivalents and restricted cash at end of period	$12,152	$16,833

Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and cash equivalents	$9,949	$15,211
Restricted cash	2,203	1,622
Total cash, cash equivalents and restricted cash at end of period	$12,152	$16,833

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Non-cash financing activities:
Recognition of earnout shares issued	$801	$—
Recognition of warrants associated with notes payable	$5,237	$—
Supplemental disclosures of cash flow information:
Cash paid (received) for income taxes	$1,482	$(2,309)
Cash paid for interest	$2,340	$3,495

See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements
(Unaudited)

1. Organization and Description of Business
(a) Basis of Presentation and Organization
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim financial statements furnished herein include all adjustments necessary (consisting only of normal recurring adjustments) for a fair presentation of our financial position at June 30, 2021, and the results of our operations for the three and six months ended June 30, 2021 and 2020 and cash flows for the six months ended June 30, 2021 and 2020. Interim financial statements are prepared on a basis consistent with our annual consolidated financial statements. The interim financial statements included herein should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2020.
Performant Financial Corporation (the "Company" or "we") is a leading provider of technology-enabled audit, recovery, and analytics services in the United States with a focus in the healthcare payment integrity services industry. The Company works with healthcare payers through claims auditing and eligibility-based (also known as coordination-of-benefits) services to identify improper payments. The Company engages clients in both government and commercial markets. The Company also has a call center which serves clients with complex consumer engagement needs. Clients of the Company typically operate in complex and highly regulated environments and contract for their payment integrity needs in order to reduce losses on improper healthcare payments.

The Company historically worked in recovery markets such as defaulted student loans, federal and state treasury receivables, and commercial recovery. However, with the ongoing impact of the COVID-19 pandemic, and the continued pause on student loan recovery work through 2021, the Company announced on March 29, 2021, that it has signed an agreement to sell certain of its non-healthcare recovery contracts and that it does not plan to renew or restart existing contracts, nor pursue new non-healthcare recovery opportunities.

The Company's consolidated financial statements include the operations of Performant Financial Corporation (Performant), its wholly-owned subsidiary Performant Business Services, Inc. (PBS), and PBS's wholly-owned subsidiaries Performant Recovery, Inc. (Recovery), Performant Technologies, LLC (PTL), and Premiere Credit of North America, LLC (Premiere). Performant is a Delaware corporation headquartered in California and was formed in 2003. PBS is a Nevada corporation founded in 1997. Recovery is a California corporation founded in 1976. PTL is a California limited liability company that was originally formed in 2004. Premiere is an Indiana limited liability company acquired by Performant on August 31, 2018. All intercompany balances and transactions have been eliminated in consolidation.
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
(c) Revenues, Accounts Receivable, Contract Assets, Contract Liabilities, Estimated Liability for Appeals, Disputes and Refunds
The Company derives its revenues primarily from providing audit, recovery, and analytics services. Revenues are recognized upon completion of these services for its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.
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
The following table presents revenue disaggregated by category for the three and six months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Eligibility-based	11,577	11,292	19,488	22,241
Claims-based	7,025	3,301	12,400	9,876
Healthcare Total	18,602	14,593	31,888	32,117
Recovery (1)	11,091	16,167	25,582	40,432
Customer Care / Outsourced Services	3,149	3,025	6,762	7,124
Total Revenues	$32,842	$33,785	$64,232	$79,673
(1)Represents student lending, state and municipal tax authorities, IRS and Department of Treasury markets, as well as Premiere Credit of North America.
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company determines the allowance for doubtful accounts by specific identification. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is consider remote. The allowance for doubtful accounts was $49 thousand at June 30, 2021 and December 31, 2020.
Healthcare providers have the right to appeal claims audit findings and may pursue additional appeals if the initial appeal is found in favor of healthcare clients. For coordination-of-benefits contracts, insurance companies or other responsible parties may dispute the Company’s findings regarding our clients not being the primary payer of healthcare claims. Total estimated liability for appeals, disputes, and refunds was $4.5 million as of June 30, 2021 and $1.0 million as of December 31, 2020. This represents the Company’s best estimate of the amount probable of being refunded to the Company’s healthcare clients. This liability included a $3.3 million refund accrual to a healthcare client related to eligibility-based services.
The Company determined that it does not have any material costs related to obtaining or fulfilling a contract that are recoverable and as such, these contract costs are generally expensed as incurred.

Contract assets totaled $5.8 million and $4.5 million as of June 30, 2021 and December 31, 2020, respectively. Contract assets relate to the Company’s rights to consideration for services completed, but not invoiced at the reporting date, and receipt of payment is conditional upon factors other than the passage of time. Contract assets primarily consist of commissions the Company estimates it has earned from completed claims audit findings submitted to healthcare clients. Generally, the Company’s right to payment occurs when contract assets are recorded to accounts receivable when the rights become unconditional, which is generally healthcare providers have paid our healthcare clients. There was no impairment loss related to contract assets for the six months ended June 30, 2021.
Contract liabilities was nil and $0.9 million as of June 30, 2021 and December 31, 2020, respectively, and are included in deferred revenue on the consolidated balance sheets. The Company’s contract liabilities mainly relate to an advance recovery commission payment received from a client, for which the Company anticipates revenue to be recognized as services are delivered.
(d) Prepaid Expenses and Other Current Assets
At June 30, 2021, prepaid expenses and other current assets were $3.4 million and included approximately $2.1 million related to prepaid software licenses and maintenance agreements, $0.5 million for prepaid insurance, and $0.8 million for various other prepaid expenses. At December 31, 2020, prepaid expenses and other current assets were $3.8 million and included approximately $1.8 million related to prepaid software licenses and maintenance agreements, $1.4 million for prepaid insurance, and $0.6 million for various other prepaid expenses.
(e) Impairment of Goodwill and Long-Lived Assets
The balance of goodwill was $47.4 million as of June 30, 2021 and December 31, 2020, which was net of accumulated impairment loss of $34.2 million. Goodwill is reviewed for impairment at least annually in December or as certain events or conditions arise. The Company may first assess qualitative factors for indicators of impairment to determine whether it is necessary to perform the quantitative goodwill impairment test. In performing the quantitative assessment of goodwill, if the carrying value of the Company, as one reporting unit, exceeds its fair value, goodwill is considered impaired. The amount of impairment loss is measured as the difference between the carrying value and the fair value of the reporting unit.
Impairment testing is based upon the best information available and estimates of fair value which incorporate assumptions marketplace participants would use in making their estimates of fair value. Significant assumptions and estimates are required, including, but not limited to, our market capitalization, projecting future cash flows and other assumptions, to estimate the fair value of the reporting unit. Although the Company believes the assumptions and estimates made are reasonable and appropriate, different assumptions and estimates could materially impact the amount of impairment. Based on management’s analysis, there was no impairment to goodwill as of June 30, 2021.

Long-lived assets and intangible assets that are subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. There was no impairment to intangible assets and the estimated useful lives of customer relationship intangible assets were shortened in line with the expected termination of the related contracts, which had an immaterial impact on the consolidated statement of operations. There was a $0.6 million non-cash impairment charge to long-lived assets for the six months ended June 30, 2021, included in other operating expenses. The estimated useful lives of long-lived assets associated with certain recovery contracts were also shortened in line with the expected cessation of the related contracts.
(f) Other Current Liabilities
At June 30, 2021, other current liabilities primarily included $3.2 million for services received for which we have not received an invoice, and $0.3 million for estimated workers' compensation claims incurred but not reported. At December 31, 2020, other current liabilities primarily included $3.4 million for services received for which we have not received an invoice, $0.2 million for estimated workers' compensation claims incurred but not reported, and $0.2 million for 3rd party fees and equipment financing payables.

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

(h) Recovery Contracts

On March 29, 2021, the Company announced that it signed an agreement to sell certain of its non-healthcare recovery contracts, and that while the Company will continue to fulfill its current recovery contracts, it does not plan to renew or restart existing contracts, nor pursue new non-healthcare recovery opportunities, so that the Company may focus on its healthcare market.

The sale of the majority of these contracts was completed on May 24, 2021, which resulted in a $1.8 million gain as presented on the consolidated statements of operations and consolidated statements of cash flows, and $2.4 million of proceeds as presented on the consolidated statements of cash flows.

The ongoing impact of the COVID-19 pandemic and the continued pause on student loan recovery work, which was most recently extended to January 31, 2022, in conjunction with the Company’s announcement to not renew or restart existing contracts has resulted in significantly reduced levels of recovery activity and related staffing requirements. The Company incurred $1.2 million and $1.5 million in severance expense for three months and six months ended June 30, 2021, respectively, which was recorded in salaries and benefits on the consolidated statement of operations. The amount of severance accrued as of June 30, 2021 was not material.

2. Property, Equipment, and Leasehold Improvements
Property, equipment, and leasehold improvements consist of the following at June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020
Land	$1,943	$1,943
Building and leasehold improvements	7,418	7,591
Furniture and equipment	5,764	5,922
Computer hardware and software	79,810	80,358
	94,935	95,814
Less accumulated depreciation and amortization	(78,930)	(78,317)
Property, equipment and leasehold improvements, net	$16,005	$17,497
Depreciation expense of property, equipment and leasehold improvements was $1.5 million and $1.2 million for the three months ended June 30, 2021 and 2020, respectively, and $2.5 million and $2.7 million for the six months ended June 30, 2021 and 2020, respectively.
3. Notes Payable
On August 7, 2017, we, through our wholly-owned subsidiary Performant Business Services, Inc., entered into a credit agreement (as amended, the “Credit Agreement”) with ECMC Group, Inc, as the lender. Before the amendment described below, the Credit Agreement provided for a term loan facility in the initial amount of $44 million (the “Initial Term Loan”) and for up to $15 million of additional term loans (“Additional Term Loans”; and together with the Initial Term Loan, the “Loans”) which original Additional Term Loans were initially able to be drawn until the second anniversary of the funding of the Initial Term Loans, subject to the satisfaction of customary conditions.  On August 31, 2018, we entered into Amendment No. 2 to the Credit Agreement to among other things (i) extend the maturity date of the Loans by one year to August 2021, (ii) increase the commitment for Additional Term Loans from $15 million to $25 million, (iii) extend the period during which Additional Term Loans were able to have been borrowed by one year to August 2020 and, (iv) not require compliance with the financial covenants in the Credit Agreement during the six fiscal quarters following our acquisition of Premiere.

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

On May 24, 2021, Amendment No. 5 to the Credit Agreement (the “Fifth Amendment”) became effective upon the consummation of the sale of certain non-healthcare recovery contracts and satisfaction of certain conditions specified therein, including a prepayment of $6.0 million of the Loans. As a result, the maturity date of the Credit Agreement was extended until August 11, 2022 and the financial covenants were modified as described below. This amendment was accounted for as a modification in accordance with ASC 470-50, Debt Modifications and Extinguishments.
As of June 30, 2021, $53.2 million was outstanding under the Credit Agreement.

The Loans bear interest at the one-month LIBOR rate (subject to a 1% per annum floor) plus a margin which may vary from 5.5% per annum to 10.0% per annum based on our total debt to EBITDA ratio. Our annual interest rate was 9.5% at June 30, 2021 and 6.5% as of December 31, 2020. Annually, the Company is required to pay 5% of the original principal balance of the Loans, adjusted by the prepayment made in connection with the Fifth Amendment, in quarterly installments. The Company is also required to make mandatory prepayments of the Loans with a percentage of our excess cash flow which may vary between 75% and 0% depending on our total debt to EBITDA ratio and from the net cash proceeds of certain asset dispositions and debt not otherwise permitted under the Credit Agreement, in each case, subject to the lender's right to decline to receive such payments. A prepayment of $6.0 million was made in connection with the Fifth Amendment, which also eliminated the requirement to make a mandatory prepayment in May 2021 on account of excess cash flows for the prior fiscal year. The Company will be required to make a mandatory prepayment, in May 2022, of at least $6.0 million on account of excess cash flow for the fiscal year ending 2021, subject to reduction in accordance with the Credit Agreement for any other prepayments made prior to the end of such fiscal year.

The Credit Agreement, as amended, contains certain financial covenants, which require, that we: (1) achieve a minimum fixed charge coverage ratio of 0.75 to 1.0 through December 31, 2021, 1.0 to 1.0 through June 30, 2022, and 1.25 to 1.0 thereafter; and (2) maintain a maximum total debt to EBITDA ratio of 8.0 to 1.0 through June 30, 2021, 7.0 to 1.0 through September 30, 2021, and 6.0 to 1.0 thereafter. The Credit Agreement also contains covenants that restrict the Company's and its subsidiaries’ ability to incur certain types or amounts of indebtedness, incur liens on certain assets, make material changes in corporate structure or the nature of its business, dispose of material assets, engage in a change in control transaction, make certain foreign investments, enter into certain restrictive agreements, or engage in certain transactions with affiliates. The Credit Agreement also contains various customary events of default, including with respect to change of control of the Company or its ownership of the Borrower. As of June 30, 2021, the Company was in compliance with all financial covenants.
The obligations under the Credit Agreement are secured by substantially all of our subsidiaries' assets and are guaranteed by the Company and its subsidiaries, other than the borrowers.
In consideration for, and concurrently with, the origination of the Initial Term Loan in accordance with the terms of the Credit Agreement, we issued a warrant to the lender to purchase up to an aggregate of 3,863,326 shares of the Company’s common stock (representing approximately up to 7.5% of our diluted common stock as calculated using the “treasury stock” method as defined under U.S. GAAP for the three month period ended June 30, 2017) with an exercise price of $1.92 per share (the "Exercise Price"). Upon borrowing of the Additional Term Loans, the Company was required to issue additional warrants at the same Exercise Price to purchase up to an aggregate of 77,267 additional shares of common stock (which represents approximately 0.15% of our diluted common stock calculated using the “treasury stock” method as defined under U.S. GAAP for the three month period ended June 30, 2017) for each $1.0 million of such Additional Term Loans.

Similarly, upon the effectiveness of the Fifth Amendment and the extension of the maturity of the loans for a one-year period, the Company was required to issue additional warrants at the exercise price of $0.96 per share to purchase up to an aggregate of 515,110 additional shares of common stock of the Company, the “Exercise Price” for a portion of the existing warrants issued to ECMC to purchase 1,931,663 shares of common stock of the Company was reduced from $1.92 to $0.96 per share, and the contractual term of the existing warrants issued to ECMC to purchase 3,863,326 shares of common stock of the Company was extended to August 11, 2023. In addition, upon the effectiveness of the Fifth Amendment, the Company issued to ECMC 300,000 shares of common stock of the Company in connection with an amendment to the Agreement for Purchase of LLC Membership Interests between ECMC Holdings Corporation and the Company, dated as of August 9, 2018 (as amended), and the full satisfaction of certain earnouts pursuant to such agreement.

If the Company extends maturity of the Loans for an additional one-year period to August 11, 2023, the Company will be required to issue additional warrants at the exercise price of $0.96 per share to purchase up to an aggregate of 772,665 additional shares of common stock of the Company (which represents approximately 1.5% of our diluted common stock, calculated using the “treasury stock” method as defined under U.S. GAAP for the three month period ended June 30, 2017, if exercised). The warrants issued for the first extension period noted above represented approximately 1.0% of our diluted common stock, calculated using the same method.

The Company has accounted for these warrants as equity instruments since the warrants are indexed to the Company’s common shares and meet the criteria for classification in shareholders’ equity. The relative fair values of the warrants were treated as a discount to the associated Loans. These amounts were being amortized to interest expense under the effective interest method over the life of the Loans, respectively, which is a period of 48 months ending August 11, 2021.

Upon the effectiveness of the Fifth Amendment, the Company estimated the fair values of the modified warrants using the Black-Scholes model. The key information and assumptions used to value the warrants are as follows:

	August 2017 Issuance	October 2018 Issuance	April 2019 Issuance	May 2019 Issuance	August 2019 Issuance	September 2019 Issuance	May 2021 Issuance
Exercise price	$1.92	$0.96	$0.96	$0.96	$0.96	$0.96	$0.96
Share price on date of modification/issuance	$2.67	$2.67	$2.67	$2.67	$2.67	$2.67	$2.67
Volatility	80.0%	77.5%	72.5%	72.5%	70.0%	70.0%	65.0%
Risk-free interest rate	0.2%	0.2%	0.3%	0.3%	0.4%	0.4%	0.8%
Expected dividend yield	—%	—%	—%	—%	—%	—%	—%
Contractual term (in years)	2.2	2.4	2.9	3.0	3.2	3.3	5.0
Number of shares	3,863,326	309,066	386,333	463,599	386,333	386,333	515,110
Fair value of warrants	$5.6 million	$0.6 million	$0.7 million	$0.9 million	$0.7 million	$0.7 million	$1.0 million

The fair values of the warrants issued in May 2021, the incremental fair values of the warrants modified by the Fifth Amendment, and the incremental fair value of the 300,000 shares of common stock issued to ECMC to settle the earnout payable were treated as a discount to the associated Loans, along with a $0.2 million loan amendment fee. These amounts totaled approximately $6.1 million on the effective date of the debt modification and are being amortized to interest expense under the effective interest method over the life of the Loans, which is a period of approximately fourteen months ending August 11, 2022.
Outstanding debt obligations as of June 30, 2021 were as follows (in thousands):

June 30, 2021
Principal amount	$53,213
Less unamortized discount and issuance costs	(5,821)
Notes payable, net of unamortized discount and issuance costs	47,392
Less current maturities, net of unamortized discount and issuance costs	(8,149)
Long-term notes payable, net of current maturities and unamortized discount and issuance costs	$39,243
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
Operating lease expense was $0.6 million and $0.8 million for the three months ended June 30, 2021 and 2020, respectively, and $1.2 million and $1.6 million for the six months ended June 30, 2021 and 2020, respectively.

Supplemental cash flow and other information related to operating leases was as follows:

	June 30, 2021	June 30, 2020
Weighted Average Remaining Lease Term (in years)	2.7	3.1
Weighted Average Discount Rate	6.5%	6.7%
Cash paid for amounts included in the measurement of operating lease liabilities	$0.7 million	$0.5 million

The following is a schedule, by years, of maturities of lease liabilities as of June 30, 2021 (in thousands):

Year Ending December 31,	Amount
Remainder of 2021	$1,306
2022	1,939
2023	819
2024	585
2025	398
Thereafter	—
Total undiscounted cash flows	$5,047
Less imputed interest	(445)
Present value of lease liabilities	$4,602
5. Stock-Based Compensation
(a) Stock Options
Total stock-based compensation expense charged as salaries and benefits expense in the consolidated statements of operations was $0.8 million and $0.7 million for the three months ended June 30, 2021 and 2020 respectively, and $1.4 million and $1.3 million for the six months ended June 30, 2021 and 2020, respectively.
The following table sets forth a summary of the Company's stock option activity for the six months ended June 30, 2021:

	Outstanding Options	Weighted average exercise price per share	Weighted average remaining contractual life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	1,815,561	$10.31	1.92	$—
Granted	—	—		—
Forfeited	(97,725)	9.66		—
Exercised	(6,500)	3.57		—
Outstanding at June 30, 2021	1,711,336	$10.37	1.40	$—
Vested, exercisable, expected to vest(1) at June 30, 2021	1,711,336	$10.37	1.40	$—
Exercisable at June 30, 2021	1,711,336	$10.37	1.40	$—
 (1) Options expected to vest reflect an estimated forfeiture rate.
The Company recognizes share-based compensation costs as expense on a straight-line basis over the option vesting period, which generally is four years.

(b) Restricted Stock Units and Performance Stock Units

The following table summarizes restricted stock unit and performance stock unit activity for the six months ended June 30, 2021:

	Number of Awards	Weighted average grant date fair value per share
Outstanding at December 31, 2020	4,592,644	$1.27
Granted	30,000	2.03
Forfeited	(443,363)	1.47
Vested and converted to shares, net of units withheld for taxes	(1,330,828)	1.40
Units withheld for taxes	(297,856)	1.40
Outstanding at June 30, 2021	2,550,597	$1.16
Expected to vest at June 30, 2021	2,244,363	$1.16
Restricted stock units and performance stock units granted under the Performant Financial Corporation Amended and Restated 2012 Stock Incentive Plan generally vest over periods ranging from one year to four years.
6. Income Taxes

The Company's effective income tax rate changed to (1)% for the six months ended June 30, 2021 from 17% for the six months ended June 30, 2020. The change in the effective tax rate is primarily driven by overall losses from operations for the six months ended June 30, 2021 for which no benefit is recognized due to valuation allowance compared to the net operating loss (“NOL”) carryback benefit recorded as a result of the provisions of the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") for the six months ended June 30, 2020.

The Company files income tax returns with the U.S. federal government and various state jurisdictions. The Company operates in a number of state and local jurisdictions, most of which have never audited our records. Accordingly, the Company is subject to state and local income tax examinations based upon the various statutes of limitations in each jurisdiction. For tax years before 2017, the Company is no longer subject to Federal and certain other state tax examinations. The Company was previously examined by the Franchise Tax Board (“FTB”) of California for tax years 2011 through 2014 and received the final signed settlement agreement from the FTB in July 2021, which formally closed out the audit. The Company is currently being examined by the Internal Revenue Service for tax year 2017.

7. Net Income (Loss) per Share
For the three and six months ended June 30, 2021 and 2020, basic net income (loss) per share is calculated by dividing net income (loss) by the sum of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of common stock and dilutive common share equivalents outstanding during the period. Common share equivalents consist of stock options, restricted stock units, performance stock units, and warrants. When there is a loss in the period, dilutive common share equivalents are excluded from the calculation of diluted earnings per share, as their effect would be anti-dilutive. For example, for the six months ended June 30, 2021 and 2020, respectively, diluted weighted average shares outstanding are the same as basic average shares outstanding. When there is net income in the period, the Company excludes stock options, restricted stock units, performance stock units, and warrants from the calculation of diluted earnings per share when their combined exercise price and unamortized fair value exceeds the average market price of the Company's common stock because their effect would be anti-dilutive.

The following table reconciles the basic to diluted weighted average shares outstanding using the treasury stock method (shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Weighted average shares outstanding – basic	55,516	54,267	55,167	54,105
Dilutive effect of stock options	—	—	—	—
Weighted average shares outstanding – diluted	55,516	54,267	55,167	54,105
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
Overview
We provide technology-enabled audit, recovery, and analytics services in the United States with a focus in the healthcare payment integrity industry. We work with healthcare payers through claims auditing and eligibility-based (also known as coordination-of-benefits) services to identify improper payments. We engage clients in both government and commercial markets. We also have a call center which serves clients with complex consumer engagement needs. Our clients typically operate in complex and highly regulated environments and contract for their payment integrity needs in order to reduce losses on improper healthcare payments.

We historically worked in recovery markets such as defaulted student loans, federal and state treasury receivables, and commercial recovery. However, with the ongoing impact of the COVID-19 pandemic in 2020, and the continued pause on student loan recovery work through 2021, we announced on March 29, 2021, that we signed an agreement to sell certain of our non-healthcare recovery contracts and that we do not plan to renew or restart our other existing non-healthcare recovery contracts, nor pursue new non-healthcare recovery opportunities. The sale of the majority of these contracts subject to our announcement in March 2021 was finalized on May 24, 2021.

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
COVID-19 Pandemic Update
We continue to face uncertainty around the breadth, severity, and duration of business disruptions related to the COVID-19 pandemic, as well as its impact on the U.S. economy, the ongoing business operations of our clients, and the results of our operations and financial condition. While our management team continues to actively monitor the impacts of the COVID-19 pandemic, particularly the impact of recent coronavirus variants, such as the Delta variant, and may take further actions to our business operations that we determine are in the best interests of our employees and clients, or as required by federal, state, or local authorities, the continuing impact of the COVID-19 pandemic on our results of operations, financial condition, or liquidity for fiscal year 2021 and beyond cannot be estimated at this point.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Eligibility-based	$11,577	$11,292	$19,488	$22,241
Claims-based	7,025	3,301	12,400	9,876
Healthcare Total	18,602	14,593	31,888	32,117
Recovery (1)	11,091	16,167	25,582	40,432
Customer Care / Outsourced Services	3,149	3,025	6,762	7,124
Total Revenues	$32,842	$33,785	$64,232	$79,673
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
For our healthcare business, our business strategy is focused on utilizing our technology-enabled services platform to provide claims-based, eligibility-based, and analytical services for healthcare payers. Revenues from our healthcare services were $31.9 million for the six months ended June 30, 2021 compared to revenues of $32.1 million that we earned from our healthcare clients during the six months ended June 30, 2020.
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

Recovery
Historically, the recovery market revenues contributed a majority of our revenues. However, the COVID-19 pandemic had a significant impact on our recovery revenues. On March 29, 2021, we announced that we signed an agreement to sell certain of our non-healthcare recovery contracts and that while we will continue to fulfill our current recovery contracts, we do not plan to renew or restart existing contracts, nor pursue new non-healthcare recovery opportunities.

Recovery market revenues are derived from student lending, Internal Revenue Services (IRS), state and municipal tax authorities, the Department of the Treasury, and Premiere Credit of North America.
Since 2017, we have served as one of four companies to perform recovery services for the IRS under its private collection program. This program, authorized under a federal law, calls for the use of private companies to recover outstanding inactive tax receivables on the government's behalf. Our contract with the IRS will expire in September 2021.

We also service the federal agency market, which consists of government debt subrogated to the Department of the Treasury by numerous different federal agencies, comprising a mix of commercial and individual obligations and a diverse range of receivables. These debts are managed by the Bureau of the Fiscal Service (formerly the Department of Financial Management Service), a bureau of the Department of the Treasury. As of June 30, 2021, all of our contractual relationships with the Department of the Treasury had ended.

For state and municipal tax authorities, we analyze a portfolio of delinquent tax and other receivables placed with us, develop a recovery plan and execute a recovery process designed to maximize the recovery of funds. Effective as of May 24, 2021, certain of these contracts were sold as noted above, and we do not plan to renew existing non-healthcare recovery contracts, nor pursue new non-healthcare recovery opportunities.

Student lending revenues are contract-based and consist primarily of contingency fees based on a specified percentage of the amount we enable our clients to recover. Our contingency fee percentage for a particular recovery depends on the type of recovery facilitated. Our clients in the student loan recovery market mainly consisted of several of the largest guaranty agencies (GAs). In 2020, with the onset of the COVID-19 pandemic, student lending placement volumes reduced significantly, or stopped altogether, as a result of government mandates under the CARES Act to pause student lending recovery activities. We expect no additional placement volumes as a result of the most recent extension, announced in August 2021, of the pause on student lending recovery activities to January 31, 2022. While we were able to continue to recognize student loan related revenue throughout 2020 due to our existing in-process borrower rehabilitation agreements, we have not processed many new loan rehabilitations since the pause went into effect. As a result, for 2021, we anticipate that there will be a significant reduction to our annual recovery revenue.

Customer Care / Outsourced Services
We derive revenues from default aversion and/or first party call center services for certain clients and the licensing of hosted technology solutions to certain clients. Our largest customer care client recently announced its intention to end its services under its existing contract with the Federal government when the existing contract expires. While the impact of this development in scope and timing is uncertain, it may result in a significant reduction in our customer care revenues after our contract with our largest customer care client expires in mid-2022. For our hosted technology services, we license our system and integrate our technology into our clients’ operations, for which we are paid a licensing fee. Our revenues for these services include contingency fees, fees based on dedicated headcount to our clients, and hosted technology licensing fees.
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

Claims Volume

Our claims-based audit business reflects the scale of claims which are deemed permissible to audit by certain of our healthcare clients. Non-permissible claims may result from client product lines which are determined by our clients to be out of scope of our audit services, claims related to excluded providers or excluded provider groups, changes in policy, or other factors such as geographies disrupted by natural disasters or a global pandemic like the COVID-19 pandemic.

Claims volume provided by our healthcare clients also impact our eligibility-based services. To the extent claims volume is impacted by any of the factors above, it may result in an adverse effect on our revenues and results of operations.

Contingency Fees
Our revenues consist primarily of contract-based contingency fees. The contingency fee percentages that we earn are set by our clients or agreed upon during the bid process and may change from time to time either under the terms of existing contracts or pursuant to the terms of contract renewals. Changes in contingency fee percentages set by our clients may have a material effect on our revenues and results of operations.

Regulatory Matters
Each of the markets which we serve is highly regulated. Accordingly, changes in regulations that affect the types of loans, receivables and claims that we are able to service or audit or the manner in which any such delinquent loans, receivables and claims can be recovered by our clients will affect our revenues and results of operations.

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
Revenue Recognition
We derive our revenues primarily from providing audit, recovery, and analytics services. Revenues are recognized when upon completion of these services for our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.
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
Our contracts are composed primarily of variable consideration. Fees earned under our audit and recovery service contracts consist primarily of contingency fees based on a specified percentage of the amount we enable our clients to recover. The contingency fee percentage for a particular recovery depends on the type of recovery or claim facilitated. In certain contracts, we can earn additional performance-based consideration determined based on its performance relative to a client’s other contractors providing similar services.
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
Healthcare providers have the right to appeal claims audit findings and may pursue additional appeals if the initial appeal is found in favor of healthcare clients. For coordination-of-benefits contracts, insurance companies or other responsible parties may dispute the Company’s findings regarding our clients not being the primary payer of healthcare claims. Total estimated liability for appeals, disputes, and refunds was $4.5 million as of June 30, 2021 and $1.0 million as of December 31, 2020. This represents the Company’s best estimate of the amount probable of being refunded to the Company’s healthcare clients. This liability includes a $3.3 million refund accrual to a healthcare client related to eligibility-based services.
Contract assets totaled $5.8 million and $4.5 million as of June 30, 2021 and December 31, 2020, respectively. Contract assets relate to the Company’s rights to consideration for services completed, but not invoiced at the reporting date, and receipt of payment is conditional upon factors other than the passage of time. Contract assets primarily consist of commissions the Company estimates it has earned from completed claims audit findings submitted to healthcare clients. Generally, the Company’s right to payment occurs when contract assets are recorded to accounts receivable when the rights become unconditional, which is generally healthcare providers have paid our healthcare clients. There was no impairment loss related to contract assets for the six months ended June 30, 2021.
Contract liabilities was nil and $0.9 million as of June 30, 2021 and December 31, 2020, respectively, and are included in deferred revenue on the consolidated balance sheets. The Company’s contract liabilities mainly relate to an advance recovery commission payment received from a client, for which the Company anticipates revenue to be recognized as services are delivered.
Recent Accounting Pronouncements
See "New Accounting Pronouncements" in Note 1(g) of the Consolidated Financial Statements included in Part I - Item 1 of this report.

Results of Operations
Three Months Ended June 30, 2021 compared to the Three Months Ended June 30, 2020
The following table represents our historical operating results for the periods presented:

	Three Months Ended June 30,
	2021	2020	$ Change	% Change
	(in thousands)
Consolidated Statement of Operations Data:
Revenues	$32,842	$33,785	$(943)	(3)%
Operating expenses:
Salaries and benefits	23,295	22,166	1,129	5%
Other operating expenses	10,759	9,042	1,717	19%
Impairment of goodwill	—	8,000	(8,000)	(100)%
Total operating expenses	34,054	39,208	(5,154)	(13)%
Loss from operations	(1,212)	(5,423)	4,211	78%
Gain on sale of certain recovery contracts	1,849	—	1,849	100%
Interest expense	(2,126)	(2,031)	(95)	(5)%
Interest income	—	6	(6)	(100)%
Loss before provision for (benefit from) income taxes	(1,489)	(7,448)	5,959	80%
Provision for (benefit from) income taxes	33	(249)	(282)	113%
Net loss	$(1,522)	$(7,199)	$5,677	79%

Revenues
Total revenues were $32.8 million for the three months ended June 30, 2021, a decrease of approximately 3%, compared to total revenues of $33.8 million for the three months ended June 30, 2020.
Healthcare revenues were $18.6 million for the three months ended June 30, 2021, representing an increase of $4.0 million, or 27%, compared to the three months ended June 30, 2020. This increase in healthcare revenues was primarily attributable to claims-based services as most clients paused our work during the pandemic in the prior year.

Recovery revenues were $11.1 million for the three months ended June 30, 2021, representing a decrease of $5.1 million, or 31%, compared to the three months ended June 30, 2020. The decrease was primarily due to the COVID-19 pandemic that caused many of our customers to pause work on our recovery contracts and our decision to not renew or extend existing recovery contracts.

Customer Care / Outsourced Services revenues were $3.1 million for the three months ended June 30, 2021, representing a decrease of $0.1 million, or 4%, compared to the three months ended June 30, 2020.
Salaries and Benefits
Salaries and benefits expense was $23.3 million for the three months ended June 30, 2021, an increase of $1.1 million, or 5%, compared to salaries and benefits expense of $22.2 million for the three months ended June 30, 2020. The increase in salaries and benefits expense was primarily driven by increased severance costs for reductions in force related to lower activities in non-healthcare recovery contracts.

Other Operating Expenses
Other operating expenses were $10.8 million for the three months ended June 30, 2021, compared to other operating expenses of $9.0 million for the three months ended June 30, 2020. The increase in other operating expenses was primarily due to consulting fees and an increase in depreciation and amortization expenses related to shortening the estimated useful lives of certain recovery assets.

Income (Loss) from Operations
As a result of the factors described above, loss from operations was $1.2 million for the three months ended June 30, 2021, compared to loss from operations of $5.4 million for the three months ended June 30, 2020, a decrease in loss from operations of $4.2 million, primarily related to a noncash goodwill impairment charge in the prior year offset by higher operating expenses in the current year.

Gain on sale of certain recovery contracts

Gain on sale of certain recovery contracts was $1.8 million for the three months ended June 30, 2021, compared to nil for the three months ended June 30, 2020. This gain on the sale of certain recovery contracts resulted from the completion of the sale of certain non-healthcare recovery contracts to a company that specializes in outsourced receivables solutions on May 24, 2021.

Interest Expense
Interest expense was $2.1 million for the three months ended June 30, 2021, compared to $2.0 million for the three months ended June 30, 2020. Interest expense increased by approximately $0.1 million or 5% for the three months ended June 30, 2021.
Income Taxes
We recognized an income tax expense of $0.03 million for the three months ended June 30, 2021, compared to an income tax benefit of $0.2 million for the three months ended June 30, 2020. Our effective income tax rate changed to (2)% for the three months ended June 30, 2021, from 3% for the three months ended June 30, 2020. The change in the effective tax rate is primarily driven by overall losses from operations for the three months ended June 30, 2021 for which no benefit is recognized due to valuation allowance compared to the net operating loss (“NOL”) carryback benefit recorded as a result of the provisions of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) for the three months ended June 30, 2020.

Net Income (Loss)
As a result of the factors described above, net loss was $1.5 million for the three months ended June 30, 2021, which represented a decrease of approximately $5.7 million, or 79%, compared to net loss of $7.2 million for the three months ended June 30, 2020.

Six Months Ended June 30, 2021 compared to the Six Months Ended June 30, 2020
The following table represents our historical operating results for the periods presented:

	Six Months Ended June 30,
	2021	2020	$ Change	% Change
	(in thousands)
Consolidated Statement of Operations Data:
Revenues	$64,232	$79,673	$(15,441)	(19)%
Operating expenses:
Salaries and benefits	47,385	50,971	3,586	7%
Other operating expenses	21,115	21,262	147	1%
Impairment of goodwill	—	27,000	27,000	100%
Total operating expenses	68,500	99,233	30,733	31%
(Loss) income from operations	(4,268)	(19,560)	15,292	78%
Gain on sale of certain recovery contracts	1,849	—	1,849	100%
Interest expense	(3,472)	(4,258)	786	18%
Interest income	—	12	(12)	(100)%
Loss before provision for income taxes	(5,891)	(23,806)	17,915	75%
Provision for (benefit from) income taxes	70	(4,123)	4,193	(102)%
Net loss	$(5,961)	$(19,683)	$13,722	70%

Revenues
Total revenues were $64.2 million for the six months ended June 30, 2021, a decrease of approximately 19%, compared to total revenues of $79.7 million for the six months ended June 30, 2020.
Healthcare revenues were $31.9 million for the six months ended June 30, 2021, representing a decrease of $0.2 million, or 0.7%, compared to the six months ended June 30, 2020. This decrease in healthcare revenues was primarily attributable to a $3.3 million charge to revenue to accrue a refund liability to a client, partially offset by increase in claims-based services revenues.

Recovery revenues were $25.6 million for the six months ended June 30, 2021, representing a decrease of $14.9 million, or 36.7%, compared to the six months ended June 30, 2020. The decrease was primarily due to the COVID-19 pandemic that caused many of our customers to pause work on our recovery contracts and our decision to not renew or extend existing recovery contracts.

Customer Care / Outsourced Services revenues were $6.8 million for the six months ended June 30, 2021, representing a decrease of $0.4 million, or 5.1%, compared to the six months ended June 30, 2020. The decrease was primarily due to reduced demand for our services as a result of the COVID-19 pandemic.
Salaries and Benefits
Salaries and benefits expense was $47.4 million for the six months ended June 30, 2021, a decrease of $3.6 million, or 7%, compared to salaries and benefits expense of $51.0 million for the six months ended June 30, 2020. The decrease in salaries and benefits expense was primarily driven by lower headcount, partially offset by increased severance costs related to reductions in force for our non-healthcare recovery contracts.

Other Operating Expenses
Other operating expenses were $21.1 million for the six months ended June 30, 2021, compared to other operating expenses of $21.3 million for the six months ended June 30, 2020. The decrease in other operating expenses was primarily due to lower activity levels resulting from the pause in recovery services provided, offset by increase in consulting fees and depreciation and amortization expenses related to shortening the estimated useful lives of certain recovery assets.

Income (Loss) from Operations
As a result of the factors described above, loss from operations was $4.3 million for the six months ended June 30, 2021, compared to loss from operations of $19.6 million for the six months ended June 30, 2020, a decrease in loss from operations of $15.3 million, primarily related to a noncash goodwill impairment charge in the prior year offset by lower recovery revenues and lower salaries and benefits expense in the current year.

Gain on sale of certain recovery contracts

Gain on sale of certain recovery contracts was $1.8 million for the six months ended June 30, 2021, compared to nil for the six months ended June 30, 2020. This gain on the sale of certain recovery contracts resulted from the completion of the sale of certain non-healthcare recovery contracts to a company that specializes in outsourced receivables solutions on May 24, 2021.

Interest Expense
Interest expense was $3.5 million for the six months ended June 30, 2021, compared to $4.3 million for the six months ended June 30, 2020. Interest expense decreased by approximately $0.8 million or 18% for the six months ended June 30, 2021 due to a lower average interest rate and lower principal balance in 2021 as compared to 2020.
Income Taxes
We recognized an income tax expense of $0.07 million for the six months ended June 30, 2021, compared to an income tax benefit of $4.1 million for the six months ended June 30, 2020. Our effective income tax rate changed to (1)% for the six months ended June 30, 2021, from 17% for the six months ended June 30, 2020. The change in the effective tax rate is primarily driven by overall losses from operations for the six months ended June 30, 2021 for which no benefit is recognized due to valuation allowance compared to the net operating loss (“NOL”) carryback benefit recorded as a result of the provisions of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) for the six months ended June 30, 2020.

Net Income (Loss)
As a result of the factors described above, net loss was $6.0 million for the six months ended June 30, 2021, which represented a decrease of approximately $13.7 million, or 70%, compared to net loss of $19.7 million for the six months ended June 30, 2020.

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
Because of these limitations, you should consider adjusted EBITDA and adjusted net income alongside other financial performance measures, including net income and our other U.S. GAAP results. The following tables present a reconciliation of adjusted EBITDA and adjusted net income for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Adjusted EBITDA:
Net income (loss)	$(1,522)	$(7,199)	$(5,961)	$(19,683)
Provision for (benefit from) income taxes	33	(249)	70	(4,123)
Interest expense (1)	2,126	2,031	3,472	4,258
Interest income	—	(6)	—	(12)
Stock-based compensation	774	649	1,423	1,340
Depreciation and amortization	2,024	1,255	3,040	2,795
Impairment of goodwill (4)	—	8,000	—	27,000
Impairment of long-lived assets	—	—	636	—
Earnout mark-to-market (5)	—	(162)	—	(162)
Severance expenses (6)	1,188	—	1,496	—
Non-core operating expenses (7)	1,397	—	1,908	—
Gain on sale of certain recovery contracts (8)	(1,849)	—	(1,849)	—
Adjusted EBITDA	$4,171	$4,319	$4,235	$11,413

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Adjusted Net Income (Loss):
Net income (loss)	$(1,522)	$(7,199)	$(5,961)	$(19,683)
Stock-based compensation	774	649	1,423	1,340
Amortization of intangible assets (2)	558	59	617	118
Amortization of debt issuance costs (3)	764	381	1,133	763
Impairment of goodwill (4)	—	8,000	—	27,000
Impairment of long-lived assets	—	—	636	—
Earnout mark-to-market (5)	—	(162)	—	(162)
Severance expenses (6)	1,188	—	1,496	—
Non-core operating expenses (7)	1,397	—	1,908	—
Gain on sale of certain recovery contracts (8)	(1,849)	—	(1,849)	—
Tax adjustments (9)	(779)	(2,455)	(1,475)	(7,991)
Adjusted net income (loss)	$531	$(727)	$(2,072)	$1,385

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Adjusted Net Income (Loss) Per Diluted Share:
Net income (loss)	$(1,522)	$(7,199)	$(5,961)	$(19,683)
Plus: Adjustment items per reconciliation of adjusted net income (loss)	2,053	6,472	3,889	21,068
Adjusted net income (loss)	$531	$(727)	$(2,072)	$1,385
Adjusted net income (loss) per diluted share	$0.01	$(0.01)	$(0.04)	$0.03
Diluted average shares outstanding (10)	60,617	54,267	55,167	54,259

(1)Represents interest expense and amortization of debt issuance costs related to our Credit Agreement.
(2)Represents amortization of intangibles related to the acquisition of Performant by an affiliate of Parthenon Capital Partners in 2004.
(3)Represents amortization of debt issuance costs related to our Credit Agreement.
(4)Represents a noncash goodwill impairment charge in 2020 mainly due to the decrease of our market capitalization in the first half of 2020.
(5)Represents the change from prior reporting periods in the fair value of the potential earnout consideration payable to ECMC group in connection with the Premiere acquisition..
(6)Represents severance expenses incurred in connection with a reduction in force for our non-healthcare recovery services.
(7)Represents professional fees related to strategic corporate development activities.
(8)Represents gain on the sale of certain non-healthcare recovery contracts in 2021.
(9)Represents tax adjustments assuming a marginal tax rate of 27.5% at full profitability.
(10)While net loss for the three months ended June 30, 2021 is ($1,522), the computation of adjusted net income results in adjusted net income of $531. Therefore, the calculation of the adjusted earnings per diluted share for the three months ended June 30, 2021 includes dilutive common share equivalents of 5,101 added to the basic weighted average shares of 55,516. While net loss for the six months ended June 30, 2020 is ($19,683), the computation of adjusted net income (loss) results in adjusted net income of $1,385. Therefore, the calculation of the adjusted net income per diluted share for the six months ended June 30, 2020 includes dilutive common share equivalents of 154 added to the basic weighted average shares of 54,105.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, and cash and cash equivalents on hand. Cash and cash equivalents, which includes restricted cash and consists primarily of cash on deposit with banks, totaled $12.2 million as of June 30, 2021, compared to $18.3 million as of December 31, 2020. The $6.1 million decrease in the balance of our cash and cash equivalents from December 31, 2020 to June 30, 2021, was primarily due to $1.5 million provided by operating activities, offset by $0.8 million used in investing activities and $8.4 million used in financing activities.
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
The COVID-19 pandemic led certain of our customers to delay the recovery and audit services that we provide as a result of the economic hardships that was faced by a large portion of the population. For example, pursuant to the terms of the CARES Act enacted in March 2020, the U.S. Federal government suspended payments, ceased accruing interest, and stopped involuntary collections of payments (e.g., wage garnishments) for student loans owned by the Department of Education through September 30, 2020, which was most recently extended through January 31, 2022.

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

Cash flows from operating activities
Cash provided by operating activities was $1.5 million for the six months ended June 30, 2021, was primarily a result of changes in trade accounts receivable offset by contracts assets. Cash provided by operating activities was $15.8 million for the same period in the prior year, also primarily a result of changes in trade accounts receivable.
Cash flows from investing activities
Cash provided by investing activities of $0.8 million for the six months ended June 30, 2021 related to proceeds from the sale of certain recovery contracts, offset by cash used in capital expenditures related to information technology, data storage, hardware, telecommunication systems and security enhancements to our information technology systems. Cash used in investing activities for similar purposes in the six months ended June 30, 2020 was $1.9 million.

Cash flows from financing activities
Cash used in financing activities of $8.4 million for the six months ended June 30, 2021 was primarily attributable to $7.7 million in repayments of notes payable. Cash used in financing activities in the six months ended June 30, 2020 was $2.0 million, primarily attributable to $1.7 million in repayments.
Restricted Cash
    As of June 30, 2021, restricted cash included in current assets on our consolidated balance sheet was $2.2 million.

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

On May 24, 2021, Amendment No. 5 to the Credit Agreement (the “Fifth Amendment”) became effective upon the consummation of the sale of certain non-healthcare recovery contracts and satisfaction of certain conditions specified therein, including a prepayment of $6.0 million of the Loans. As a result, the maturity date of the Credit Agreement was extended until August 11, 2022 and the financial covenants were modified as described below.
As of June 30, 2021, $53.2 million was outstanding under the Credit Agreement.
The Loans bear interest at the one-month LIBOR rate (subject to a 1% per annum floor) plus a margin which may vary from 5.5% per annum to 10.0% per annum based on our total debt to EBITDA ratio. Our annual interest rate was 9.5% at June 30, 2021 and 6.5% as of December 31, 2020. Annually, we are required to pay 5% of the original principal balance of the Loans, adjusted by the prepayment made in connection with the Fifth Amendment, in quarterly installments. We are also required to make mandatory prepayments of the Loans with a percentage of our excess cash flow which may vary between 75% and 0% depending on our total debt to EBITDA ratio and from the net cash proceeds of certain asset dispositions and debt not otherwise permitted under the Credit Agreement, in each case, subject to the lender's right to decline to receive such payments. A prepayment of $6.0 million was made in connection with the Fifth Amendment, which also eliminated the requirement to make a mandatory prepayment in May 2021 on account of excess cash flows for the prior fiscal year. We will be required to make a mandatory prepayment, in May 2022 of at least $6.0 million on account of excess cash flow for the fiscal year ending December 31, 2021, subject to reduction in accordance with the Credit Agreement for any other prepayments made prior to the end of such fiscal year.
The Credit Agreement, as amended, contains certain financial covenants, which require, that we: (1) achieve a minimum fixed charge coverage ratio 0.75 to 1.0 through December 31, 2021, 1.0 to 1.0 through June 30, 2022, and 1.25 to 1.0 thereafter and (2) maintain a maximum total debt to EBITDA ratio 8.0 to 1.0 through June 30, 2021, of 7.0 to 1.0 through September 30, 2021 and 6.0 to 1.0 thereafter. The Credit Agreement also contains covenants that restrict the Company's and its subsidiaries’ ability to incur certain types or amounts of indebtedness, incur liens on certain assets, make material changes in corporate structure or the nature of its business, dispose of material assets, engage in a change in control transaction, make certain foreign investments, enter into certain restrictive agreements, or engage in certain transactions with affiliates. The Credit Agreement also contains various customary events of default, including with respect to change of control of the Company or its ownership of the Borrower. As of June 30, 2021, the Company was in compliance with all financial covenants.
The obligations under the Credit Agreement are secured by substantially all of our subsidiaries' assets and are guaranteed by the Company and its subsidiaries, other than the borrowers.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We do not hold or issue financial instruments for trading purposes. We conduct all of our business in U.S. currency and therefore do not have any material direct foreign currency risk. We do have exposure to changes in interest rates with respect to the borrowings under our senior secured credit facility, which bear interest at a variable rate based on LIBOR. For example, if the interest rate on our borrowings increased 100 basis points (1%) from the credit facility floor of 1.0%, our annual interest expense would increase by approximately $0.5 million.
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
Management, with the participation of our Chief Executive Officer and our Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were functioning effectively at the reasonable assurance level as of June 30, 2021.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to Our Business
The novel coronavirus (COVID-19) pandemic has had and may continue to have a material adverse impact on our business, results of operations and financial condition, as well as on the operations and financial performance of many of our customers. We are unable to predict the extent to which the prolonged duration of COVID-19 pandemic with the new coronavirus variants and associated impacts will continue to adversely impact our business, results of operations, and financial condition.

Our business and the businesses of our customers have been and may continue to be materially and adversely affected by the impact of the COVID-19 pandemic that has caused, and may continue to cause, the global slowdown in economic activity. Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences are uncertain, rapidly changing and difficult to predict, the COVID-19 pandemic’s impact on our operations and financial performance, as well as its impact on our ability to successfully execute our business strategies and initiatives, remains uncertain and difficult to predict. Further, the ultimate impact of the COVID-19 pandemic on our operations and financial performance depends on many factors that are not within our control, including, but not limited to: governmental and business actions that have been and continue to be taken in response to the pandemic; the impact of the COVID-19 pandemic and actions taken in response on global and regional economies and economic activity; the availability of federal, state or local funding programs; general economic uncertainty and financial market volatility; global economic conditions and levels of economic growth; and the pace of economic recovery when the COVID-19 pandemic subsides.

Given the economic hardships that may be faced by a large portion of the population as a result of the COVID-19 pandemic, certain of our customers had chosen to delay the recovery and audit services that we provide, and additional customers may choose to similarly delay the audit and recovery services that we provide, either of which could have a material negative impact on our revenues and results of operations. For example, pursuant to the terms of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted in March 2020, the U.S. federal government suspended payments, ceased accruing interest, and stopped involuntary collections of payments (e.g., wage garnishments) for student loans owned by the Department of Education through September 30, 2020. The student loan relief was extended a few more times, with the latest announcement in August 2021 to further extend it to January 31, 2022. The continued delay to the services that we provided, as a result of the COVID-19 pandemic, resulted in our decision to either divest or not continue certain portions of our existing recovery business. Any additional disruptions to the services that we provide to our customers as a result of the COVID-19 pandemic or otherwise could result in a negative impact on our revenues and results of operations

Further, a prolonged period of generating lower cash flows from operations as a result of the COVID-19 pandemic could adversely affect our financial condition and the achievement of our strategic objectives. Conditions in the financial and credit markets may also limit the availability of funding or increase the cost of funding, which could adversely affect our business, financial position and results of operations. While we believe our financial projections are attainable, there can be no assurances that our financial results will be recognized in a timeframe necessary to meet our ongoing cash requirements.

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

Two of the principal markets in which we provide our recovery and audit services, federal and state receivables and the Medicare program, are a subject of significant legislative and regulatory focus and we cannot anticipate how future changes in government policy may affect our business and operations. For example, Student Aid and Fiscal Responsibility Act, (SAFRA) significantly changed the structure of the government-supported student loan market by assigning responsibility for all new government-supported student loan originations to the Department of Education, rather than originations by private institutions and backed by one of the remaining government-supported GAs. Further, the Department of Education’s decision to cancel the current procurement in its entirety in 2018, terminated our contract award, which has significantly reduced our revenues in the student loan market. Lastly, the continued suspension of the type of review activity we are allowed to conduct under our contracts with CMS has resulted in limitation on our healthcare revenues and operating results. Any future changes in the legislation and regulations that govern these markets, may require us to adapt our business to the new circumstances and we may be unable to do so in a manner that does not adversely affect our business and operations.

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

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Act and other applicable securities rules and regulations. In particular, we are subject to reporting obligations under Section 404 of the Sarbanes-Oxley Act that require us to include a management report on our internal control over financial reporting in our annual report, which contains management’s assessment of the effectiveness of our internal control over financial reporting. In addition, commencing in fiscal year 2022, we will be required to adhere to the auditor attestation requirements with respect to the to the effectiveness of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act. Compliance with such auditor attestation requirements will result in significant increases in both the time devoted to and the expenses incurred in connection with our financial reporting obligations. Our management may conclude that our internal control over our financial reporting is not effective. If we fail to timely achieve and maintain the adequacy of our internal control over financial reporting, we may not be able to produce reliable financial reports or help prevent fraud. Our failure to achieve and maintain effective internal control over financial reporting could prevent us from filing our periodic reports on a timely basis, which could result in the loss of investor confidence in the reliability of our financial statements, harm our business and negatively impact the trading price of our common stock.

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

Parthenon Capital Partners, Prescott Group Management, L.L.C., ECMC Group, Inc., and Mill Road Capital Management LLC beneficially owned approximately 21.0%, 22.2% 12.4%, and 5.8% of our common stock, respectively, as of June 30, 2021. As a result of their ownership, these significant stockholders have the ability to influence the outcome of matters submitted to a vote of stockholders and, through our board of directors, the ability to influence decision making with respect to our business direction and policies. Mill Road Capital Management LLC currently has a representative sitting on our Board of Directors. Parthenon Capital Partners, Prescott Group Management, L.L.C., ECMC Group, Inc., and Mill Road Capital Management LLC may have interests different from our other stockholders’ interests and may vote in a manner adverse to those interests. Matters over which these four significant stockholders can, directly or indirectly, exercise influence include:

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

PERFORMANT FINANCIAL CORPORATION
Date:	August 12, 2021
		By:	/s/ Lisa Im
Lisa Im

Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Ian Johnston
Ian Johnston

Vice President and Chief Accounting Officer