Form 10-Q
period 2021-09-30
Performant Financial Corp
filed 2021-11-12
CIK 1550695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
The number of shares of Common Stock outstanding as of November 11, 2021 was 69,144,336.

PERFORMANT FINANCIAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2021
INDEX

i

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$51,323	$16,043
Restricted cash	2,203	2,253
Trade accounts receivable, net of allowance for doubtful accounts of $49 and $49, respectively	18,203	23,216
Contract assets	4,950	4,466
Prepaid expenses and other current assets	2,539	3,784
Income tax receivable	3,453	4,758
Total current assets	82,671	54,520
Property, equipment, and leasehold improvements, net	16,280	17,497
Identifiable intangible assets, net	—	689
Goodwill	47,372	47,372
Right-of-use assets	3,630	5,043
Other assets	986	1,106
Total assets	$150,939	$126,227
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of notes payable to related party, net of unamortized debt issuance costs of $4,500 and $906, respectively	$47,925	$59,957
Accrued salaries and benefits	5,060	8,799
Accounts payable	829	407
Other current liabilities	3,295	3,841
Deferred revenue	—	867
Estimated liability for appeals, disputes, and refunds	2,254	1,014
Lease liabilities	2,105	2,327
Total current liabilities	61,468	77,212
Notes payable to related party, net of current portion and unamortized debt issuance costs of $0 and $0, respectively	—	—
Lease liabilities	2,029	3,442
Other liabilities	3,055	3,593
Total liabilities	66,552	84,247
Commitments and contingencies (note 3 and note 4)
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized, 500,000 shares at September 30, 2021 and December 31, 2020 respectively; issued and outstanding 69,144 and 54,764 shares at September 30, 2021 and December 31, 2020, respectively	7	5
Additional paid-in capital	132,990	82,933
Accumulated deficit	(48,610)	(40,958)
Total stockholders’ equity	84,387	41,980
Total liabilities and stockholders’ equity	$150,939	$126,227
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$28,582	$36,228	$92,814	$115,901
Operating expenses:
Salaries and benefits	19,686	23,522	67,071	74,493
Other operating expenses	8,781	10,813	29,896	32,075
Impairment of goodwill	—	—	—	27,000
Total operating expenses	28,467	34,335	96,967	133,568
Income (loss) from operations	115	1,893	(4,153)	(17,667)
Gain on sale of certain recovery contracts	579	—	2,428	—
Interest expense	(2,394)	(1,569)	(5,866)	(5,827)
Interest income	—	6	—	18
Income (loss) before provision for (benefit from) income taxes	(1,700)	330	(7,591)	(23,476)
Provision for (benefit from) income taxes	(9)	(1,644)	61	(5,767)
Net income (loss)	$(1,691)	$1,974	$(7,652)	$(17,709)
Net income (loss) per share
Basic	$(0.03)	$0.04	$(0.13)	$(0.33)
Diluted	$(0.03)	$0.04	$(0.13)	$(0.33)
Weighted average shares
Basic	62,127	54,684	57,512	54,299
Diluted	62,127	54,710	57,512	54,299
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2021					Three Months Ended September 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount				Shares	Amount
Balances at beginning of period	56,401	$6	$89,784	$(46,919)	42,871	54,462	$5	$81,680	$(46,652)	$35,033
Common stock issued under stock plans, net of shares withheld for employee taxes	639	—	(23)	—	(23)	273	—	(11)	—	(11)
Stock-based compensation expense	—	—	540	—	540	—	—	657	—	657
Proceeds from exercise of stock options	—	—	41	—	41	—	—	—	—	—
Proceeds from public offering, net of costs	12,104	1	42,648	—	42,649	—	—	—	—	—
Net income (loss)	—	—	—	(1,691)	(1,691)	—	—	—	1,974	1,974
Balances at end of period	69,144	$7	$132,990	$(48,610)	$84,387	54,735	$5	$82,326	$(44,678)	$37,653

	Nine Months Ended September 30, 2021					Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount				Shares	Amount
Balances at beginning of period	54,764	$5	$82,933	$(40,958)	$41,980	53,900	$5	$80,589	$(26,969)	$53,625
Common stock issued under stock plans, net of shares withheld for employee taxes	1,976	1	(633)	—	(632)	835	—	(260)	—	(260)
Stock-based compensation expense	—	—	1,963	—	1,963	—	—	1,997	—	1,997
Recognition of warrants associated with notes payable	—	—	5,237	—	5,237	—	—	—	—	—
Recognition of earnout shares issued	300	—	801	—	801	—	—	—	—	—
Proceeds from exercise of stock options	—	—	41		41	—	—	—	—	—
Proceeds from public offering, net of costs	12,104	1	42,648	—	42,649	—	—	—	—	—
Net income (loss)	—	—	—	(7,652)	(7,652)	—	—	—	(17,709)	(17,709)
Balances at end of period	69,144	$7	$132,990	$(48,610)	$84,387	54,735	$5	$82,326	$(44,678)	$37,653
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(7,652)	$(17,709)
Adjustments to reconcile net loss to net cash provided by operating activities:
Impairment of long-lived assets	718	88
Impairment of goodwill	—	27,000
Depreciation and amortization	3,883	4,072
Right-of-use assets amortization	1,413	1,886
Stock-based compensation	1,963	1,997
Interest expense from debt issuance costs	2,453	1,145
Earnout mark-to-market	—	(162)
Gain on sale of certain recovery contracts	(2,428)	—
Changes in operating assets and liabilities:
Trade accounts receivable	4,270	4,756
Contract assets	(484)	(1,523)
Prepaid expenses and other current assets and other assets	1,245	298
Income tax receivable	1,305	(3,555)
Other assets	120	—
Accrued salaries and benefits	(3,739)	(1,081)
Accounts payable	422	(1,160)
Deferred revenue and other current liabilities	(1,363)	1,664
Estimated liability for appeals, disputes, and refunds	1,240	15
Lease liabilities	(1,635)	(1,907)
Other liabilities	(445)	2,168
Net cash provided by operating activities	1,286	17,992
Cash flows from investing activities:
Purchase of property, equipment, and leasehold improvements	(2,695)	(2,862)
Proceeds from sale of certain recovery contracts	3,171	—
Net cash provided by (used) in investing activities	476	(2,862)
Cash flows from financing activities:
Repayment of notes payable	(8,438)	(2,588)
Debt issuance costs paid	(150)	—
Taxes paid related to net share settlement of stock awards	(633)	(260)
Proceeds from exercise of stock options	41	—
Proceeds from public offering, net of costs	42,648	—
Net cash provided by (used in) financing activities	33,468	(2,848)
Net increase in cash, cash equivalents and restricted cash	35,230	12,282
Cash, cash equivalents and restricted cash at beginning of period	18,296	4,995
Cash, cash equivalents and restricted cash at end of period	$53,526	$17,277

Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and cash equivalents	$51,323	$15,655
Restricted cash	2,203	1,622
Total cash, cash equivalents and restricted cash at end of period	$53,526	$17,277

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Non-cash financing activities:
Recognition of earnout shares issued	$801	$—
Recognition of warrants associated with notes payable	$5,237	$—
Supplemental disclosures of cash flow information:
Cash paid (received) for income taxes	$(683)	$(2,280)
Cash paid for interest	$3,413	$4,616

See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Notes To Consolidated Financial Statements
(Unaudited)

1. Organization and Description of Business
(a) Basis of Presentation and Organization
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, ("U.S. GAAP"), for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim unaudited consolidated financial statements furnished herein include all adjustments necessary (consisting only of normal recurring adjustments) for a fair presentation of our financial position at September 30, 2021, and the results of our operations for the three and nine months ended September 30, 2021 and 2020, and cash flows for the nine months ended September 30, 2021 and 2020. Interim financial statements are prepared on a basis consistent with our annual consolidated financial statements. The interim financial statements included herein should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2020.
Performant Financial Corporation (the "Company" or "we") is a leading provider of technology-enabled audit, recovery, and analytics services in the United States with a focus in the healthcare payment integrity services industry. The Company works with healthcare payers through claims auditing and eligibility-based (also known as coordination-of-benefits, or "COB") services to identify improper payments. The Company engages clients in both government and commercial markets. The Company also has a call center which serves clients with complex consumer engagement needs. Clients of the Company typically operate in complex and highly regulated environments and contract for their payment integrity needs in order to reduce losses on improper healthcare payments.
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
The Company's consolidated financial statements include the operations of Performant Financial Corporation ("Performant"), its wholly-owned subsidiary Performant Business Services, Inc. ("PBS"), and PBS's wholly-owned subsidiaries Performant Recovery, Inc. ("Recovery"), Performant Technologies, LLC ("PTL"), and Premiere Credit of North America, LLC ("Premiere"). Performant is a Delaware corporation headquartered in California and was formed in 2003. PBS is a Nevada corporation founded in 1997. Recovery is a California corporation founded in 1976. PTL is a California limited liability company that was originally formed in 2004. Premiere is an Indiana limited liability company acquired by Performant on August 31, 2018. All intercompany balances and transactions have been eliminated in consolidation.
The Company is managed and operated as one business, with a single management team that reports to the Chief Executive Officer.
The preparation of the consolidated financial statements, in conformity with U.S. GAAP, requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, primarily accounts receivable, contract assets, intangible assets, goodwill, right-of-use assets, deferred revenue, estimated liability for appeals, disputes, and refunds, lease liabilities, other liabilities, deferred income taxes and income tax expense (benefit), and disclosure of contingent liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Our actual results could differ from these estimates.
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
On August 20, 2021, the Company completed a registered public offering of 12,103,750 shares of common stock, which resulted in the Company receiving net proceeds of approximately $42.6 million. The Company intends to use the net proceeds from this offering for working capital and other general corporate purposes, which may include the repayment of outstanding indebtedness.
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
For eligibility-based or COB contracts, the Company recognizes revenue when insurance companies or other responsible parties have remitted payments to its clients.
For certain recovery contracts, revenue is recognized when the clients collect on amounts owed to them as a result of the Company’s services. For student loan recovery services, loan rehabilitation revenue is recognized when the rehabilitated loans are funded by clients. Bonuses are recognized upon receipt of official notification of bonus awards from customers.
For customer care / outsourced services, the Company recognizes revenues based on the volume of processed transactions or the quantity of labor hours provided.
The following table presents revenue disaggregated by category for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Eligibility-based	12,727	13,480	32,215	35,720
Claims-based	7,280	4,086	19,680	13,962
Healthcare Total	20,007	17,566	51,895	49,682
Recovery (1)	5,490	15,443	31,072	55,876
Customer Care / Outsourced Services	3,085	3,219	9,847	10,343
Total Revenues	$28,582	$36,228	$92,814	$115,901
(1)Represents student lending, state and municipal tax authorities, IRS and Department of Treasury markets, as well as Premiere.
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company determines the allowance for doubtful accounts by specific identification. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is consider remote. The allowance for doubtful accounts was $49 thousand at September 30, 2021 and December 31, 2020.
Healthcare providers have the right to appeal claims audit findings and may pursue additional appeals if the initial appeal is found in favor of healthcare clients. For eligibility or COB contracts, insurance companies or other responsible parties may dispute the Company’s findings regarding our clients not being the primary payer of healthcare claims. Total estimated liability for appeals, disputes, and refunds was $2.3 million as of September 30, 2021 and $1.0 million as of December 31, 2020. This represents the Company’s best estimate of the amount probable of being refunded to the Company’s healthcare clients.
The Company determined that it does not have any material costs related to obtaining or fulfilling a contract that are recoverable and as such, these contract costs are generally expensed as incurred.
Contract assets was approximately $5.0 million and $4.5 million as of September 30, 2021 and December 31, 2020, respectively. Contract assets relate to the Company’s rights to consideration for services completed, but not invoiced at the reporting date, and receipt of payment is conditional upon factors other than the passage of time. Contract assets primarily consist of commissions the Company estimates it has earned from completed claims audit findings submitted to healthcare clients. Generally, the Company’s right to payment occurs when contract assets are recorded to accounts receivable when the rights become unconditional, which is generally when healthcare providers or payers have paid our clients. There was no impairment loss related to contract assets for the nine months ended September 30, 2021.

Contract liabilities was $0.0 million and $0.9 million as of September 30, 2021 and December 31, 2020, respectively, and are included in deferred revenue on the consolidated balance sheets. The Company’s contract liabilities mainly relate to an advance recovery commission payment received from a client.
(d) Prepaid Expenses and Other Current Assets
At September 30, 2021, prepaid expenses and other current assets were $2.5 million and included approximately $1.8 million related to prepaid software licenses and maintenance agreements, and $0.7 million for various other prepaid expenses. At December 31, 2020, prepaid expenses and other current assets were $3.8 million and included approximately $1.8 million related to prepaid software licenses and maintenance agreements, $1.4 million for prepaid insurance, and $0.6 million for various other prepaid expenses.
(e) Impairment of Goodwill and Long-Lived Assets
The balance of goodwill was $47.4 million as of September 30, 2021 and December 31, 2020, which was net of accumulated impairment loss of $34.2 million. Goodwill is reviewed for impairment at least annually in December or as certain events or conditions arise during the year. The Company may first assess qualitative factors for indicators of impairment to determine whether it is necessary to perform the quantitative goodwill impairment test. In performing the quantitative assessment of goodwill, if the carrying value of the Company, as one reporting unit, exceeds its fair value, goodwill is considered impaired.
The amount of impairment loss is measured as the difference between the carrying value and the fair value of the reporting unit.
Impairment testing is based upon the best information available and estimates of fair value which incorporate assumptions marketplace participants would use in making their estimates of fair value. Significant assumptions and estimates are required, including, but not limited to, our market capitalization, projecting future cash flows and other assumptions, to estimate the fair value of the reporting unit. Although the Company believes the assumptions and estimates made are reasonable and appropriate, different assumptions and estimates could materially impact the amount of impairment. Based on management’s analysis, there was no impairment to goodwill as of September 30, 2021.
Long-lived assets and intangible assets that are subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. There was no impairment to intangible assets and the estimated useful lives of customer relationship intangible assets were shortened in line with the expected termination of the related contracts, which had an immaterial impact on the consolidated statement of operations. There was a $0.6 million non-cash impairment charge to long-lived assets for the nine months ended September 30, 2021, included in other operating expenses. The estimated useful lives of long-lived assets associated with certain recovery contracts were also shortened in line with the expected cessation of the related contracts.
(f) Other Current Liabilities
At September 30, 2021, other current liabilities primarily included $2.9 million for services received for which we have not received an invoice, and $0.4 million for estimated workers' compensation claims incurred but not reported. At December 31, 2020, other current liabilities primarily included $3.4 million for services received for which we have not received an invoice, $0.2 million for estimated workers' compensation claims incurred but not reported, and $0.2 million for 3rd party fees and equipment financing payables.
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
The sale of these contracts was completed during the period between May 2021 and August, 2021, which resulted in a $2.4 million gain as presented on the consolidated statement of operations and consolidated statement of cash flows for the nine months ended September 30,2021, and $3.2 million of proceeds as presented on the consolidated statement of cash flows for the nine months ended September 30, 2021.
The ongoing impact of the COVID-19 pandemic and the continued pause on student loan recovery work, which was most recently extended to January 31, 2022, in conjunction with the Company’s announcement to not renew or restart existing contracts has resulted in significantly reduced levels of recovery activity and related staffing requirements. The Company incurred $0.4 million and $1.9 million in severance expense for three months and nine months ended September 30, 2021, respectively, which was recorded in salaries and benefits on the consolidated statement of operations. The amount of severance accrued as of September 30, 2021 was not material.
2. Property, Equipment, and Leasehold Improvements
Property, equipment, and leasehold improvements consist of the following at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Land	$1,943	$1,943
Building and leasehold improvements	7,411	7,591
Furniture and equipment	5,757	5,922
Computer hardware and software	74,247	80,358
	89,358	95,814
Less accumulated depreciation and amortization	(73,078)	(78,317)
Property, equipment and leasehold improvements, net	$16,280	$17,497
Depreciation expense of property, equipment and leasehold improvements was $0.8 million and $1.2 million for the three months ended September 30, 2021 and 2020, respectively, and $3.2 million and $3.9 million for the nine months ended September 30, 2021 and 2020, respectively.

3. Notes Payable
On August 7, 2017, the Company, through its wholly-owned subsidiary PBS, entered into a credit agreement (as amended, the “Credit Agreement”) with ECMC Group, Inc. ("ECMC"), as the lender. Before the amendment described below, the Credit Agreement provided for a term loan facility in the initial amount of $44 million (the “Initial Term Loan”) and for up to $15 million of additional term loans (“Additional Term Loans”; and together with the Initial Term Loan, the “Loans”) which original Additional Term Loans were initially able to be drawn until the second anniversary of the funding of the Initial Term Loans, subject to the satisfaction of customary conditions.  On August 31, 2018, the Company entered into Amendment No. 2 to the Credit Agreement to among other things (i) extend the maturity date of the Loans by one year to August 2021, (ii) increase the commitment for Additional Term Loans from $15 million to $25 million, (iii) extend the period during which Additional Term Loans were able to have been borrowed by one year to August 2020 and, (iv) not require compliance with the financial covenants in the Credit Agreement during the six fiscal quarters following our acquisition of Premiere.
On March 21, 2019, the Company entered into Amendment No. 3 to the Credit Agreement to, among other things, extend the period during which we would not be required to comply with the financial covenants in the Credit Agreement until the quarter ending June 30, 2020. On September 19, 2019, we entered into Amendment No. 4 to the Credit Agreement to, among other things, designate one of our subsidiary guarantors under the Credit Agreement as a borrower and make corresponding changes and related to such change. As of September 30, 2019, the Company had borrowed all of the $25 million available as Additional Term Loans.
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
As of September 30, 2021, $52.4 million was outstanding under the Credit Agreement.
The Loans bear interest at the one-month LIBOR rate (subject to a 1% per annum floor) plus a margin which may vary from 5.5% per annum to 10.0% per annum based on our total debt to EBITDA ratio. Our annual interest rate was 8.0% at September 30, 2021 and 6.5% as of December 31, 2020. Annually, the Company is required to pay 5% of the original principal balance of the Loans, adjusted by the prepayment made in connection with the Fifth Amendment, in quarterly installments. The Company is also required to make mandatory prepayments of the Loans with a percentage of our excess cash flow which may vary between 75% and 0% depending on our total debt to EBITDA ratio and from the net cash proceeds of certain asset dispositions and debt not otherwise permitted under the Credit Agreement, in each case, subject to the lender's right to decline to receive such payments. A prepayment of $6.0 million was made in connection with the Fifth Amendment, which also eliminated the requirement to make a mandatory prepayment in May 2021 on account of excess cash flows for the prior fiscal year. The Company will be required to make a mandatory prepayment, in May 2022, of at least $6.0 million on account of excess cash flow for the fiscal year ending 2021, subject to reduction in accordance with the Credit Agreement for any other prepayments made prior to the end of such fiscal year.
The Credit Agreement, as amended, contains certain financial covenants, which require, that we: (1) achieve a minimum fixed charge coverage ratio of 0.75 to 1.0 through December 31, 2021, 1.0 to 1.0 through June 30, 2022, and 1.25 to 1.0 thereafter; and (2) maintain a maximum total debt to EBITDA ratio of 8.0 to 1.0 through June 30, 2021, 7.0 to 1.0 through September 30, 2021, and 6.0 to 1.0 thereafter. The Credit Agreement also contains covenants that restrict the Company's and its subsidiaries’ ability to incur certain types or amounts of indebtedness, incur liens on certain assets, make material changes in corporate structure or the nature of its business, dispose of material assets, engage in a change in control transaction, make certain foreign investments, enter into certain restrictive agreements, or engage in certain transactions with affiliates. The Credit Agreement also contains various customary events of default, including with respect to change of control of the Company or its ownership of the Borrower. As of September 30, 2021, the Company was in compliance with all financial covenants.
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

Outstanding debt obligations as of September 30, 2021 were as follows (in thousands):

September 30, 2021
Principal amount	$52,425
Less unamortized discount and issuance costs	(4,500)
Notes payable, net of unamortized discount and issuance costs	47,925
Less current maturities, net of unamortized discount and issuance costs	(47,925)
Long-term notes payable, net of current maturities and unamortized discount and issuance costs	$—
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
Operating lease expense was $0.6 million and $0.8 million for the three months ended September 30, 2021 and 2020, respectively, and $1.8 million and $2.3 million for the nine months ended September 30, 2021 and 2020, respectively.
Supplemental cash flow and other information related to operating leases was as follows:

	September 30, 2021	September 30, 2020
Weighted Average Remaining Lease Term (in years)	2.6	3.1
Weighted Average Discount Rate	6.5%	6.7%
Cash paid for amounts included in the measurement of operating lease liabilities	$0.7 million	$0.5 million
The following is a schedule, by years, of maturities of lease liabilities as of September 30, 2021 (in thousands):

Year Ending December 31,	Amount
Remainder of 2021	$660
2022	2,009
2023	873
2024	594
2025	398
Thereafter	—
Total undiscounted cash flows	$4,534
Less imputed interest	(400)
Present value of lease liabilities	$4,134
5. Stock-Based Compensation
(a) Stock Options
Total stock-based compensation expense charged as salaries and benefits expense in the consolidated statements of operations was $0.5 million and $0.7 million for the three months ended September 30, 2021 and 2020 respectively, and $2.0 million and $2.0 million for the nine months ended September 30, 2021 and 2020, respectively.

The following table sets forth a summary of the Company's stock option activity for the nine months ended September 30, 2021:

	Outstanding Options	Weighted average exercise price per share	Weighted average remaining contractual life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2020	1,815,561	$10.31	1.92	$—
Granted	—	—		—
Forfeited	(143,225)	8.91		—
Exercised	(11,500)	3.57		—
Outstanding at September 30, 2021	1,660,836	$10.48	1.09	$—
Vested, exercisable, expected to vest(1) at September 30, 2021	1,660,836	$10.48	1.09	$—
Exercisable at September 30, 2021	1,660,836	$10.48	1.09	$—
 (1) Options expected to vest reflect an estimated forfeiture rate.
The Company recognizes share-based compensation costs as expense on a straight-line basis over the option vesting period, which generally is four years.
(b) Restricted Stock Units and Performance Stock Units
The following table summarizes restricted stock unit and performance stock unit activity for the nine months ended September 30, 2021:

	Number of Awards	Weighted average grant date fair value per share
Outstanding at December 31, 2020	4,592,644	$1.27
Granted	1,311,600	4.52
Forfeited	(584,812)	1.44
Vested and converted to shares, net of units withheld for taxes	(1,965,260)	1.19
Units withheld for taxes	(297,856)	1.40
Outstanding at September 30, 2021	3,056,316	$2.69
Expected to vest at September 30, 2021	2,843,375	$2.79
Restricted stock units and performance stock units granted under the Performant Financial Corporation Amended and Restated 2012 Stock Incentive Plan generally vest over periods ranging from one year to four years.
As of September 30, 2021, there was approximately $7.1 million of total unrecognized compensation cost related to unvested restricted stock units granted to employees. This unrecognized compensation cost is expected to be recognized over an estimated weighted-average amortization period of approximately 3.3 years.
6. Income Taxes
The Company's effective income tax rate changed to (1)% for the nine months ended September 30, 2021 from 25% for the nine months ended September 30, 2020. The change in the effective tax rate is primarily driven by overall losses from operations for the nine months ended September 30, 2021 for which no benefit is recognized due to valuation allowance compared to the net operating loss (“NOL”) carryback benefit recorded as a result of the provisions of the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") for the nine months ended September 30, 2020.

The Company files income tax returns with the U.S. federal government and various state jurisdictions. The Company operates in a number of state and local jurisdictions, most of which have never audited our records. Accordingly, the Company is subject to state and local income tax examinations based upon the various statutes of limitations in each jurisdiction. For tax years before 2017, the Company is no longer subject to Federal and certain other state tax examinations. The Company was previously examined by the Franchise Tax Board (“FTB”) of California for tax years 2011 through 2014 and received the final signed settlement agreement from the FTB in July 2021, formally closing out the audit. The Company is currently being examined by the Internal Revenue Service for tax years 2017 and 2018.

7. Net Income (Loss) per Share
For the three and nine months ended September 30, 2021 and 2020, basic net income (loss) per share is calculated by dividing net income (loss) by the sum of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of common stock and dilutive common share equivalents outstanding during the period. Common share equivalents consist of stock options, restricted stock units, performance stock units, and warrants. When there is a loss in the period, dilutive common share equivalents are excluded from the calculation of diluted earnings per share, as their effect would be anti-dilutive. For example, for the nine months ended September 30, 2021 and 2020, respectively, diluted weighted average shares outstanding are the same as basic average shares outstanding. When there is net income in the period, the Company excludes stock options, restricted stock units, performance stock units, and warrants from the calculation of diluted earnings per share when their combined exercise price and unamortized fair value exceeds the average market price of the Company's common stock because their effect would be anti-dilutive.
The following table reconciles the basic to diluted weighted average shares outstanding using the treasury stock method (shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Weighted average shares outstanding – basic	62,127	54,684	57,512	54,299
Dilutive effect of stock options	—	26	—	—
Weighted average shares outstanding – diluted	62,127	54,710	57,512	54,299
Since the Company was in a loss position for all periods presented except for the three months ended September 30, 2020, basic net loss per share is the same as diluted net loss per share, as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (shares in thousands):

	September 30, 2021	September 30, 2020
Options to purchase common stock	1,661	1,828
RSUs	3,056	4,746
Warrants outstanding	6,310	5,795
Total	11,027	12,369
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
Overview
We provide technology-enabled audit, recovery, and analytics services in the United States with a focus in the healthcare payment integrity industry. We work with healthcare payers through claims auditing and eligibility-based (also known as coordination-of-benefits, or "COB") services to identify improper payments. We engage clients in both government and commercial markets. We also have a call center which serves clients with complex consumer engagement needs. Our clients typically operate in complex and highly regulated environments and contract for their payment integrity needs in order to reduce losses on improper healthcare payments.
We historically worked in recovery markets such as defaulted student loans, federal and state treasury receivables, and commercial recovery. However, with the ongoing impact of the COVID-19 pandemic in 2020, and the continued pause on student loan recovery work through 2021, we announced on March 29, 2021, that we signed an agreement to sell certain of our non-healthcare recovery contracts and that we do not plan to renew or restart our other existing non-healthcare recovery contracts, nor pursue new non-healthcare recovery opportunities. The sale of these contracts were completed during the period between May 2021 and August, 2021.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Eligibility-based	$12,727	$13,480	$32,215	$35,720
Claims-based	7,280	4,086	19,680	13,962
Healthcare Total	20,007	17,566	51,895	49,682
Recovery (1)	5,490	15,443	31,072	55,876
Customer Care / Outsourced Services	3,085	3,219	9,847	10,343
Total Revenues	$28,582	$36,228	$92,814	$115,901
(1)Represents student lending, state and municipal tax authorities, IRS and the Department of the Treasury markets, as well as Premiere.
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
For our healthcare business, our business strategy is focused on utilizing our technology-enabled services platform to provide claims-based, eligibility-based, and analytical services for healthcare payers. Revenues from our healthcare services were $51.9 million for the nine months ended September 30, 2021 compared to revenues of $49.7 million from our healthcare services during the nine months ended September 30, 2020.
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
Since 2017, we served as one of four companies to perform recovery services for the IRS under its private collection program. This program, authorized under a federal law, calls for the use of private companies to recover outstanding inactive tax receivables on the government's behalf. Our contract with the IRS expired in September 2021.
We also serviced the federal agency market, which consists of government debt subrogated to the Department of the Treasury by numerous different federal agencies, comprising a mix of commercial and individual obligations and a diverse range of receivables. All of our contractual relationships with the Department of the Treasury ended in June 2021.
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
Claims Volume
Our claims-based audit business reflects the scale of claims which are deemed permissible to audit by certain of our healthcare clients. Non-permissible claims may result from client product lines which are determined by our clients to be out of scope of our audit services, claims related to excluded providers or excluded provider groups, changes in policy, or other factors such as geographies disrupted by natural disasters or a global pandemic like the COVID-19 pandemic. For example, the COVID-19 pandemic has had a negative impact on overall hospital utilization rates in the United States. This negative impact on overall hospital utilization rates has caused delays with the healthcare industry as a whole, which in turn has had a negative impact on our healthcare business.
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
Pursuant to the terms of the CARES Act enacted in March 2020, the U.S. federal government suspended payments, ceased accruing interest, and stopped involuntary collections of payments (e.g., wage garnishments) for student loans owned by the Department of Education through September 30, 2020, which was subsequently extended multiple times, with the latest extension to January 31, 2022.
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
Healthcare providers have the right to appeal claims audit findings and may pursue additional appeals if the initial appeal is found in favor of healthcare clients. For eligibility or COB contracts, insurance companies or other responsible parties may dispute our findings regarding our clients not being the primary payer of healthcare claims. Total estimated liability for appeals, disputes, and refunds was $2.3 million as of September 30, 2021 and $1.0 million as of December 31, 2020. This represents our best estimate of the amount probable of being refunded to our healthcare clients.
Contract assets totaled $5.0 million and $4.5 million as of September 30, 2021 and December 31, 2020, respectively. Contract assets relate to our right to consideration for services completed, but not invoiced at the reporting date, and receipt of payment is conditional upon factors other than the passage of time. Contract assets primarily consist of commissions we estimate we have earned from completed claims audit findings submitted to healthcare clients. Generally, our right to payment occurs when contract assets are recorded to accounts receivable when the rights become unconditional, which is generally when healthcare providers or payers have paid our clients. There was no impairment loss related to contract assets for the nine months ended September 30, 2021.
Contract liabilities was $0.0 million and $0.9 million as of September 30, 2021 and December 31, 2020, respectively, and are included in deferred revenue on the consolidated balance sheets. Our contract liabilities mainly related to an advance recovery commission payment received from a client.
Recent Accounting Pronouncements
See "New Accounting Pronouncements" in Note 1(g) of the Consolidated Financial Statements included in Part I - Item 1 of this report.

Results of Operations
Three Months Ended September 30, 2021 compared to the Three Months Ended September 30, 2020
The following table represents our historical operating results for the periods presented:

	Three Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands)
Consolidated Statement of Operations Data:
Revenues	$28,582	$36,228	$(7,646)	(21)%
Operating expenses:
Salaries and benefits	19,686	23,522	(3,836)	(16)%
Other operating expenses	8,781	10,813	(2,032)	(19)%
Total operating expenses	28,467	34,335	(5,868)	(17)%
Income (loss) from operations	115	1,893	(1,778)	94%
Gain on sale of certain recovery contracts	579	—	579	100%
Interest expense	(2,394)	(1,569)	(825)	(53)%
Interest income	—	6	(6)	(100)%
Income (loss) before provision for (benefit from) income taxes	(1,700)	330	(2,030)	615%
Provision for (benefit from) income taxes	(9)	(1,644)	(1,635)	99%
Net income (loss)	$(1,691)	$1,974	$(3,665)	186%
Revenues
Total revenues were $28.6 million for the three months ended September 30, 2021, a decrease of approximately 21%, compared to total revenues of $36.2 million for the three months ended September 30, 2020.
Healthcare revenues were $20.0 million for the three months ended September 30, 2021, representing an increase of $2.4 million, or 14%, compared to the three months ended September 30, 2020. This increase in healthcare revenues was primarily attributable to an increase in claims-based services during 2021.

Recovery revenues were $5.5 million for the three months ended September 30, 2021, representing a decrease of $9.9 million, or 64%, compared to the three months ended September 30, 2020. The decrease was primarily due to the COVID-19 pandemic that caused many of our customers to pause work on our recovery contracts and our decision to sell certain of our recovery contracts and to not renew or extend our other existing recovery contracts.

Customer Care / Outsourced Services revenues were $3.1 million for the three months ended September 30, 2021, representing a decrease of $0.1 million, or 3%, compared to the three months ended September 30, 2020.
Salaries and Benefits
Salaries and benefits expense was $19.7 million for the three months ended September 30, 2021, a decrease of $3.8 million, or 16%, compared to salaries and benefits expense of $23.5 million for the three months ended September 30, 2020. The decrease in salaries and benefits expense was primarily driven by lower headcount related to lower activities in non-healthcare recovery contracts as a result of our decision to sell certain of our recovery contracts and to not renew or extend our other existing recovery contracts.
Other Operating Expenses
Other operating expenses were $8.8 million for the three months ended September 30, 2021, compared to other operating expenses of $10.8 million for the three months ended September 30, 2020. The decrease in other operating expenses was primarily due to lower activity levels for recovery services and a decrease in depreciation and amortization expenses during the three months ended September 30, 2021.

Income (Loss) from Operations
As a result of the factors described above, income from operations was $0.1 million for the three months ended September 30, 2021, compared to income from operations of $1.9 million for the three months ended September 30, 2020, a decrease of $1.8 million, driven by an overall greater decrease in revenues as compared to a smaller decrease in expenses during the three months ended September 30, 2021.
Gain on sale of certain recovery contracts
Gain on sale of certain recovery contracts was $0.6 million for the three months ended September 30, 2021, compared to $0.0 million for the three months ended September 30, 2020. This gain on the sale of certain recovery contracts resulted from the completion of the sale of certain non-healthcare recovery contracts in August 2021.
Interest Expense
Interest expense was $2.4 million for the three months ended September 30, 2021, compared to $1.6 million for the three months ended September 30, 2020, which is an increase of $0.8 million or 53%. This increase in interest expense during the three months ended September 30, 2021 is due to higher amortization amount of debt issuance costs, partially offset by lower principal balance.
Income Taxes
We recognized an income tax benefit of $9 thousand for the three months ended September 30, 2021, compared to an income tax benefit of $1.6 million for the three months ended September 30, 2020. Our effective income tax rate changed to 1% for the three months ended September 30, 2021, from (498)% for the three months ended September 30, 2020. The change in the effective tax rate is primarily driven by overall losses from operations for the three months ended September 30, 2021 for which no benefit is recognized due to valuation allowance compared to the net operating loss (“NOL”) carryback benefit recorded as a result of the provisions of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) for the three months ended September 30, 2020.
Net Income (Loss)
As a result of the factors described above, net loss was $1.7 million for the three months ended September 30, 2021, which represented a decrease of approximately $3.7 million, or 186%, compared to net income of $2.0 million for the three months ended September 30, 2020.

Nine Months Ended September 30, 2021 compared to the Nine Months Ended September 30, 2020
The following table represents our historical operating results for the periods presented:

	Nine Months Ended September 30,
	2021	2020	$ Change	% Change
	(in thousands)
Consolidated Statement of Operations Data:
Revenues	$92,814	$115,901	$(23,087)	(20)%
Operating expenses:
Salaries and benefits	67,071	74,493	7,422	10%
Other operating expenses	29,896	32,075	2,179	7%
Impairment of goodwill	—	27,000	27,000	100%
Total operating expenses	96,967	133,568	36,601	27%
(Loss) income from operations	(4,153)	(17,667)	13,514	76%
Gain on sale of certain recovery contracts	2,428	—	2,428	100%
Interest expense	(5,866)	(5,827)	(39)	(1)%
Interest income	—	18	(18)	(100)%
Loss before provision for income taxes	(7,591)	(23,476)	15,885	68%
Provision for (benefit from) income taxes	61	(5,767)	5,828	(101)%
Net loss	$(7,652)	$(17,709)	$10,057	57%
Revenues
Total revenues were $92.8 million for the nine months ended September 30, 2021, a decrease of approximately 20%, compared to total revenues of $115.9 million for the nine months ended September 30, 2020.
Healthcare revenues were $51.9 million for the nine months ended September 30, 2021, representing an increase of $2.2 million, or 4%, compared to the nine months ended September 30, 2020. This increase in healthcare revenues was primarily attributable to an increase in claims-based services during 2021.
Recovery revenues were $31.1 million for the nine months ended September 30, 2021, representing a decrease of $24.8 million, or 44%, compared to the nine months ended September 30, 2020. The decrease was primarily due to the COVID-19 pandemic that caused many of our customers to pause work on our recovery contracts and our decision to sell certain of our recovery contracts and not renew or extend our other existing recovery contracts.
Customer Care / Outsourced Services revenues were $9.8 million for the nine months ended September 30, 2021, representing a decrease of $0.5 million, or 5%, compared to the nine months ended September 30, 2020. The decrease was primarily due to reduced demand for our services as a result of the COVID-19 pandemic.
Salaries and Benefits
Salaries and benefits expense was $67.1 million for the nine months ended September 30, 2021, a decrease of $7.4 million, or 10%, compared to salaries and benefits expense of $74.5 million for the nine months ended September 30, 2020. The decrease in salaries and benefits expense was primarily driven by lower headcount, partially offset by increased severance costs related to reductions in force for our non-healthcare recovery contracts.
Other Operating Expenses
Other operating expenses were $29.9 million for the nine months ended September 30, 2021, compared to other operating expenses of $32.1 million for the nine months ended September 30, 2020. The decrease in other operating expenses was primarily due to lower activity levels resulting from the pause or termination of recovery services provided, offset by an increase in consulting fees.

Income (Loss) from Operations
As a result of the factors described above, loss from operations was $4.2 million for the nine months ended September 30, 2021, compared to loss from operations of $17.7 million for the nine months ended September 30, 2020, a decrease in loss from operations of $13.5 million, primarily related to a noncash goodwill impairment charge incurred in the prior year, as well as lower salaries and benefits expense in the current year, which were partially offset by lower recovery revenues in the current year.
Gain on sale of certain recovery contracts
Gain on sale of certain recovery contracts was $2.4 million for the nine months ended September 30, 2021, compared to $0.0 million for the nine months ended September 30, 2020. This gain on the sale of certain recovery contracts resulted from the completion of the sale of certain non-healthcare recovery contracts during the period from May 2021 through August 2021.
Interest Expense
Interest expense was $5.9 million for the nine months ended September 30, 2021, compared to $5.8 million for the nine months ended September 30, 2020. Interest expense decreased by approximately $39 thousand or 1% for the nine months ended September 30, 2021 due to lower principal balance in 2021 as compared to 2020, offset by higher amortization of debt issuance costs.
Income Taxes
We recognized an income tax expense of $61 thousand for the nine months ended September 30, 2021, compared to an income tax benefit of $5.8 million for the nine months ended September 30, 2020. Our effective income tax rate changed to (1)% for the nine months ended September 30, 2021, from 25% for the nine months ended September 30, 2020. The change in the effective tax rate is primarily driven by overall losses from operations for the nine months ended September 30, 2021 for which no benefit is recognized due to valuation allowance compared to the NOL carryback benefit recorded as a result of the provisions of the CARES Act for the nine months ended September 30, 2020.
Net Income (Loss)
As a result of the factors described above, net loss was $7.7 million for the nine months ended September 30, 2021, which represented a decrease of approximately $10.1 million, or 57%, compared to net loss of $17.7 million for the nine months ended September 30, 2020.

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
Because of these limitations, you should consider adjusted EBITDA and adjusted net income alongside other financial performance measures, including net income and our other U.S. GAAP results. The following tables present a reconciliation of adjusted EBITDA and adjusted net income for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Adjusted EBITDA:
Net income (loss)	$(1,691)	$1,974	$(7,652)	$(17,709)
Provision for (benefit from) income taxes	(9)	(1,644)	61	(5,767)
Interest expense (1)	2,394	1,569	5,866	5,827
Interest income	—	(6)	—	(18)
Stock-based compensation	540	657	1,963	1,997
Depreciation and amortization	843	1,277	3,883	4,072
Impairment of goodwill (4)	—	—	—	27,000
Impairment of long-lived assets	—	—	636	—
Earnout mark-to-market (5)	—	—	—	(162)
Severance expenses (6)	380	—	1,876	—
Non-core operating expenses (7)	775	—	2,683	—
Gain on sale of certain recovery contracts (8)	(579)	—	(2,428)	—
Adjusted EBITDA	$2,653	$3,827	$6,888	$15,240

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Adjusted Net Income (Loss):
Net income (loss)	$(1,691)	$1,974	$(7,652)	$(17,709)
Stock-based compensation	540	657	1,963	1,997
Amortization of intangible assets (2)	72	58	689	176
Amortization of debt issuance costs (3)	1,320	249	2,453	1,145
Impairment of goodwill (4)	—	—	—	27,000
Impairment of long-lived assets	—	—	636	—
Earnout mark-to-market (5)	—	—	—	(162)
Severance expenses (6)	380	—	1,876	—
Non-core operating expenses (7)	775	—	2,683	—
Gain on sale of certain recovery contracts (8)	(579)	—	(2,428)	—
Tax adjustments (9)	(690)	265	(2,165)	(8,293)
Adjusted net income (loss)	$127	$3,203	$(1,945)	$4,154

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)		(in thousands)
Adjusted Net Income (Loss) Per Diluted Share:
Net income (loss)	$(1,691)	$1,974	$(7,652)	$(17,709)
Plus: Adjustment items per reconciliation of adjusted net income (loss)	1,818	1,229	5,707	21,863
Adjusted net income (loss)	$127	$3,203	$(1,945)	$4,154
Adjusted net income (loss) per diluted share	$—	$0.06	$(0.03)	$0.08
Diluted average shares outstanding (10)	67,948	54,710	57,512	54,363

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
(10)While net loss for the three months ended September 30, 2021 is ($1,691), the computation of adjusted net income (loss) results in adjusted net income of $127. Therefore, the calculation of the adjusted earnings per diluted share for the three months ended September 30, 2021 includes dilutive common share equivalents of 5,821 added to the basic weighted average shares of 62,127. While net income (loss) for the nine months ended September 30, 2020 was ($17,709), the computation of adjusted net income (loss) results in adjusted net income of $4,154. Therefore, the calculation of the adjusted net income per diluted share for the nine months ended September 30, 2020 includes dilutive common share equivalents of 64 added to the basic weighted average shares of 54,299.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, and cash and cash equivalents on hand. Cash and cash equivalents, which includes restricted cash and consists primarily of cash on deposit with banks, totaled $53.5 million as of September 30, 2021, compared to $18.3 million as of December 31, 2020. The $35.2 million increase in the balance of our cash and cash equivalents from December 31, 2020 to September 30, 2021, was primarily due to $1.3 million provided by operating activities, offset by $0.5 million used in investing activities and $33.5 million provided by financing activities.
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

A pause by any of our clients as a result of the continued effects of the COVID-19 pandemic could adversely affect our financial condition and the achievement of our strategic objectives. Conditions in the financial and credit markets may also limit the availability of funding or increase the cost of funding, which could adversely affect our business, financial position and results of operations.
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
Cash flows from operating activities
Cash provided by operating activities was $1.3 million for the nine months ended September 30, 2021, was primarily a result of changes in trade accounts receivable offset by contracts assets. Cash provided by operating activities was $18.0 million for the same period in the prior year and was primarily a result of our income from operations of $9.4 million, excluding the noncash impairment to goodwill of $27.0 million.
Cash flows from investing activities
Cash provided by investing activities of $0.5 million for the nine months ended September 30, 2021 related to proceeds from the sale of certain recovery contracts, offset by cash used in capital expenditures related to information technology, data storage, hardware, telecommunication systems and security enhancements to our information technology systems. Cash used in investing activities for similar purposes in the nine months ended September 30, 2020 was $2.9 million.
Cash flows from financing activities
Cash provided by financing activities of $33.5 million for the nine months ended September 30, 2021 was primarily attributable to $42.6 million raised in a public offering, offset by $8.4 million in repayments of notes payable. Cash used in financing activities in the nine months ended September 30, 2020 was $2.8 million, primarily attributable to $2.6 million in repayments.
Restricted Cash
As of September 30, 2021, restricted cash included in current assets on our consolidated balance sheet was $2.2 million.

Notes Payable
On August 7, 2017, we, through our wholly-owned subsidiary Performant Business Services, Inc., entered into a credit agreement (as amended, the “Credit Agreement”) with ECMC Group, Inc. ("ECMC"), as the lender. Before the amendment described below, the Credit Agreement provided for a term loan facility in the initial amount of $44 million (the “Initial Term Loan”) and for up to $15 million of additional term loans (“Additional Term Loans”; and together with the Initial Term Loan, the “Loans”) which original Additional Term Loans were initially able to be drawn until the second anniversary of the funding of the Initial Term Loans, subject to the satisfaction of customary conditions.  On August 31, 2018, we entered into Amendment No. 2 to the Credit Agreement to among other things (i) extend the maturity date of the Initial Term Loan and any Additional Term Loans by one year to August 2021, (ii) increase the commitment for Additional Term Loans from $15 million to $25 million, (iii) extend the period during which Additional Term Loans were able to have been borrowed by one year to August 2020 and, (iv) not require compliance with the financial covenants in the Credit Agreement during the six fiscal quarters following our acquisition of Premiere.
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
As of September 30, 2021, $52.4 million was outstanding under the Credit Agreement.
The Loans bear interest at the one-month LIBOR rate (subject to a 1% per annum floor) plus a margin which may vary from 5.5% per annum to 10.0% per annum based on our total debt to EBITDA ratio. Our annual interest rate was 8.0% at September 30, 2021 and 6.5% as of December 31, 2020. Annually, we are required to pay 5% of the original principal balance of the Loans, adjusted by the prepayment made in connection with the Fifth Amendment, in quarterly installments. We are also required to make mandatory prepayments of the Loans with a percentage of our excess cash flow which may vary between 75% and 0% depending on our total debt to EBITDA ratio and from the net cash proceeds of certain asset dispositions and debt not otherwise permitted under the Credit Agreement, in each case, subject to the lender's right to decline to receive such payments. A prepayment of $6.0 million was made in connection with the Fifth Amendment, which also eliminated the requirement to make a mandatory prepayment in May 2021 on account of excess cash flows for the prior fiscal year. We will be required to make a mandatory prepayment, in May 2022 of at least $6.0 million on account of excess cash flow for the fiscal year ending December 31, 2021, subject to reduction in accordance with the Credit Agreement for any other prepayments made prior to the end of such fiscal year.
The Credit Agreement, as amended, contains certain financial covenants, which require, that we: (1) achieve a minimum fixed charge coverage ratio 0.75 to 1.0 through December 31, 2021, 1.0 to 1.0 through June 30, 2022, and 1.25 to 1.0 thereafter and (2) maintain a maximum total debt to EBITDA ratio 8.0 to 1.0 through June 30, 2021, of 7.0 to 1.0 through September 30, 2021 and 6.0 to 1.0 thereafter. The Credit Agreement also contains covenants that restrict the Company's and its subsidiaries’ ability to incur certain types or amounts of indebtedness, incur liens on certain assets, make material changes in corporate structure or the nature of its business, dispose of material assets, engage in a change in control transaction, make certain foreign investments, enter into certain restrictive agreements, or engage in certain transactions with affiliates. The Credit Agreement also contains various customary events of default, including with respect to change of control of the Company or its ownership of the Borrower. As of September 30, 2021, the Company was in compliance with all financial covenants.
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
Management, with the participation of our Chief Executive Officer and our Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were functioning effectively at the reasonable assurance level as of September 30, 2021.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Given the economic hardships that may be faced by a large portion of the population as a result of the COVID-19 pandemic, certain of our customers had chosen to delay the recovery and audit services that we provide, and additional customers may choose to similarly delay the audit and recovery services that we provide, either of which could have a material negative impact on our revenues and results of operations. For example, pursuant to the terms of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted in March 2020, the U.S. federal government suspended payments, ceased accruing interest, and stopped involuntary collections of payments (e.g., wage garnishments) for student loans owned by the Department of Education through September 30, 2020. The student loan relief was extended a few more times, with the latest announcement in August 2021 to further extend it to January 31, 2022. The continued delay to the services that we provided, as a result of the COVID-19 pandemic, resulted in our decision to either divest or not continue certain portions of our existing recovery business. In addition, the COVID-19 pandemic has also had a negative impact on overall hospital utilization rates in the United States. This negative impact on overall hospital utilization rates has caused delays with the healthcare industry as a whole, which in turn has had a negative impact on our healthcare business. Any additional disruptions to the services that we provide to our customers as a result of the COVID-19 pandemic or otherwise could result in a negative impact on our revenues and results of operations.
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
The growth of our healthcare business will depend in part on our ability to recruit, train and manage additional qualified employees. Our healthcare operations require us to hire registered nurses and experts in Medicare coding as well as other professionals with healthcare expertise. Finding, attracting, and retaining employees with these skills is a critical component of providing our existing healthcare services and growth within our overall healthcare business, and our inability to staff these operations appropriately represents a risk to our healthcare service offering and associated revenues. An inability to hire qualified personnel, particularly to serve our healthcare clients, may restrain the growth of our business.
Revenues generated from our largest clients represented a substantial majority of our revenues for the year ended December 31, 2020. Any termination of or deterioration in our relationship with any of our significant clients would result in a decline in our revenues.
We derive a substantial portion of our revenues from a limited number of clients. All of our contracts with our significant clients are subject to periodic renewal and re-bidding processes and if we lose one of these clients or if the terms of our relationships with any of these clients become less favorable to us, our revenues would decline, which would harm our business, financial condition and results of operations.
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
Our RAC contracts, MSP contract, and other commercial healthcare contracts continue to provide the opportunity for growth in our healthcare business. However, our focus on growth and the expansion of our healthcare and other businesses may place additional demands on our management, operations and financial resources, and will require us to incur additional expenses. We cannot be sure that we will be able to manage our performance under any significant new contracts effectively. In order to successfully perform under any significant new contracts, our expenses will increase to recruit, train and manage additional qualified employees and subcontractors and to expand and enhance our administrative infrastructure and continue to improve our management, financial and information systems and controls. If we cannot manage our growth effectively, our expenses may increase, and our results of operations could be negatively affected.
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
The U.S. federal government accounted for a significant portion of our historical revenues, and the decision to let go of certain of our recovery contracts with the U.S. federal government may result in a significant decrease in our revenues and operating results.
We have historically derived a significant portion of our revenues from the U.S. federal government. For 2020 and 2019, revenues under contracts with the U.S. federal government accounted for approximately 49% and 36%, respectively, of our total revenues. In March, 2021, we announced that while we will continue to fulfill our current recovery contracts, we do not plan to renew or restart existing contracts, nor pursue new non-healthcare recovery opportunities, which includes our recovery contracts with the U.S. federal government.

The loss of business from the U.S. federal government may result in a significant decrease in our revenues, which would adversely affect our business, financial condition and results of operations.
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
Prescott Group Management, L.L.C., ECMC Group, Inc., and Mill Road Capital Management LLC beneficially owned approximately 19.4%, 10.3%, and 4.7% of our common stock, respectively, as of September 30, 2021. As a result of their ownership, these significant stockholders have the ability to influence the outcome of matters submitted to a vote of stockholders and, through our board of directors, the ability to influence decision making with respect to our business direction and policies. Mill Road Capital Management LLC currently has a representative sitting on our Board of Directors. Prescott Group Management, L.L.C., ECMC Group, Inc., and Mill Road Capital Management LLC may have interests different from our other stockholders’ interests and may vote in a manner adverse to those interests. Matters over which these four significant stockholders can, directly or indirectly, exercise influence include:
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

PERFORMANT FINANCIAL CORPORATION
Date:	November 12, 2021
		By:	/s/ Lisa Im
Lisa Im

Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Ian Johnston
Ian Johnston

Vice President and Chief Accounting Officer