Form 10-K
period 2021-12-31
Performant Financial Corp
filed 2022-03-16
CIK 1550695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes      No  ☒
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 726.2(b)) by the registered public accounting firm that prepared or issued its audit report.              Yes No ☒

As of June 30, 2021 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was $89,966,306. Shares of common stock beneficially held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 15, 2022, 70,280,507 shares of the registrant’s common stock were outstanding.
Documents Incorporated By Reference
Items 10 through 14 in Part III of this Form 10-K are incorporated by reference to the Registrant’s definitive proxy statement on Schedule 14A, to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies from the Registrant’s 2022 Annual Meeting of Stockholders, referred to in this report as the 2022 Proxy Statement.

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
•our implementation of new customer contracts and our ability renew existing customer contracts;
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

ITEM 1. Business
Overview
We provide technology-enabled audit, recovery, and analytics services in the United States with a focus in the healthcare industry. We work with healthcare payers through claims auditing and eligibility-based (also known as coordination-of-benefits or COB) services to identify improper payments. We engage clients in both government and commercial markets. We also have a call center which serves clients with multifaceted consumer engagement needs. Our clients typically operate in complex and highly regulated environments and contract for their payment integrity needs in order to reduce losses on improper healthcare payments.
We have historically worked in recovery markets such as defaulted student loans, federal treasury and state tax receivables, and commercial recovery. However, with the ongoing impact of the COVID-19 pandemic which commenced in 2020, and the Department of Education’s decision to continue to pause student loan recovery work through 2021, we sold certain of our non-healthcare recovery contracts, and we did not renew or restart existing recovery contracts, nor pursue new non-healthcare recovery opportunities.
We believe we have a leading position in our markets based on our technology-enabled services platform, long-standing client relationships, and the large volume of claims or funds we have audited and recovered for our clients. We believe that our business platforms are adaptable to new markets and processes. We continue to enhance our platforms through investments in new data and analytics capabilities, which we believe will enable us to provide additional services related to the detection of fraud, waste and abuse. We endeavor to automate and optimize what traditionally have been manually intensive processes in order to drive higher workforce productivity. In 2021, we generated approximately $118,000 of revenue per employee compared to $119,000 of revenue per employee in 2020, based on the average number of employees during each of the years, respectively.
Our revenue model is generally success-based as we earn fees on the aggregate correct audits and/or amount of funds that we enable our clients to recover. Our services do not require significant upfront investments by our clients and we offer our clients the opportunity to recover significant funds otherwise lost. Because our model is based upon the success of our efforts, our business objectives are aligned with those of our clients and we are generally not reliant on their spending budgets.
For the year ended December 31, 2021, we generated approximately $124.4 million in revenues, $10.3 million in net loss, $11.9 million in adjusted EBITDA, and $3.1 million in adjusted net loss. See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Adjusted EBITDA and Adjusted Net Income” in Item 7 below for a definition of adjusted EBITDA and adjusted net income and reconciliations of adjusted EBITDA and adjusted net loss to net income (loss) determined in accordance with generally accepted accounting principles.
COVID-19 Pandemic Update
We continue to face uncertainty around the breadth and duration of business disruptions related to the COVID-19 pandemic, as well as its impact on the U.S. economy, the ongoing business operations of our clients, and the results of our operations and financial condition. While our management team continues to actively monitor the impacts of the COVID-19 pandemic and may take further actions to our business operations that we determine are in the best interests of our employees and clients, or as required by federal, state, or local authorities, the continuing impact of the COVID-19 pandemic on our results of operations, financial condition, or liquidity for fiscal year 2022 and beyond cannot be estimated at this point.
The following discussions are subject to the effects of the COVID-19 pandemic on our ongoing business operations.
Our Markets
We operate in markets characterized by strong growth, a complex regulatory environment and a significant amount of delinquent, defaulted or improperly paid assets.

Healthcare Market
The healthcare industry represents a significant portion of the U.S. Gross Domestic Product (GDP). According to Center for Medicare and Medicaid Services (CMS) National Health Expenditure (NHE) Projections, U.S. healthcare spending grew 9.7% in 2020, reaching $4.1 trillion from $3.8 trillion in 2019. National health spending is projected to grow at an average annual rate of 5.4% for 2019-28 and to reach nearly $6.2 trillion by 2028. As a share of the nation's GDP, national healthcare spending accounted for 19.7% in 2020, an increase from 17.7% in 2019. Federal government-related spending grew 3.5% to $829.5 billion in 2020 for Medicare, which provides a range of healthcare coverage primarily to elderly and disabled Americans and grew 9.2% to $671.2 billion in 2020 for Medicaid, which provides federal matching funds for states to finance healthcare for individuals at or below the public assistance level. Over 2019-28, Medicare spending is projected to increase to an average rate of 7.6% per year. Over 2021-23, Medicaid spending is projected to increase to an average rate of 5.7%.
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
In addition to government-related healthcare spending, significant growth in spending is expected in the private healthcare market. According to CMS NHE Projections, the private healthcare market accounted for approximately $1.2 trillion in spending in 2020. Private healthcare expenditures are projected to grow by 4.6% per year on average from 2021 through 2023 and 5.0% per year on average from 2024 through 2028.
Recovery Market
In the student lending market, there have been two distribution channels for government supported student loans: (i) the Federal Direct Student Loan Program (FDSLP), which represents loans made and managed directly by the Department of Education; and (ii) the Federal Family Education Loan Program (FFELP), which represents loans made by private institutions and currently backed by the Guaranty Agencies (GAs).
The GAs are non-profit 501(c)(3) public benefit corporations operating under contract with the U.S. Secretary of Education, solely for the purpose of guaranteeing and managing student loans originated by lenders participating in the FFELP. GAs manage a significant amount of defaulted student loans due to their outstanding portfolios of loans originated prior to July 2010. The outstanding portfolios of defaulted FFELP loans managed by the GAs will, therefore, require recovery for the foreseeable future, although at progressively lower volumes. Given the operational and logistical complexity involved in managing the recovery of defaulted student loans, the GAs and the Department of Education have historically chosen to outsource these services to third parties.
In the state tax market, as state governments struggle with revenue generation and face significant budget deficits, many states have focused on recovery of delinquent state taxes. The economic recession beginning in 2008 led to lower income and sales taxes from both individuals and corporations, reducing overall tax revenues and leading to large budget deficits at the state government level. Although there has been some improvement, the budget deficits continue to be a challenge for these states. In light of these budget deficits, many states have evaluated outsourcing at least some aspect of delinquent tax recovery.
The federal agency market consists of government debt subrogated to the Department of the Treasury by numerous different federal agencies, comprising a mix of commercial and individual obligations and a diverse range of receivables. These debts are managed by the Bureau of the Fiscal Service, a bureau of the Department of the Treasury.
As mentioned earlier, during 2021, we sold certain of our non-healthcare recovery contracts and did not renew or restart existing contracts in the recovery market, nor pursue new non-healthcare recovery contracts. Accordingly, we do not currently anticipate driving significant revenues from the student lending debt recovery, state tax, or the federal agency recovery markets from 2022 onward.

Our Competitive Strengths
We believe that our business is difficult to replicate, as it incorporates a combination of several important and differentiated elements, including:
•Scalable and flexible technology-enabled services platform. We have a purpose-built technology platform that is highly flexible, intuitive and easy to use for our audit, eligibility, and claims specialists. Our platform is easily configurable and deployable across multiple markets and processes. For example, we have successfully implemented our platform across multiple healthcare offerings within claims auditing and other eligibility based offerings, each having its own process complexities and nuances.

•Advanced, technology-enabled workflow processes. Our technology-enabled workflow processes, developed and refined over many years of operational experience in recovery services, disaggregate otherwise complex audit and recovery processes into a series of simple, efficient and consistent steps that are easily configurable and applicable to processing different types of services. We believe our workflow software is highly intuitive and helps our audit, and other claims specialists manage each step of the Performant operational process, while automating a series of otherwise manually-intensive and document-intensive steps in our processes. We believe our streamlined workflow technology drives higher efficiencies in our operations, as illustrated by our ability to generate approximately $118,000 of revenues per employee during 2021, based on the average number of employees during the year. We believe our streamlined workflow technology also improves recovery results relative to more labor-intensive outsourcing models.

•Strong data and analytics capabilities. Our data and analytics capabilities allow us to achieve strong audit results and recovery rates for our clients. We have a proprietary data management and analysis platform which we use throughout our business. We have assembled a large amount of healthcare-related performance data for over a decade, which we combine with large volumes of client and third-party data to effectively analyze our clients’ claims and other data for improper payments. We have also developed a number of analytical models for claims auditing, and analytics tools that we use to score our clients’ inventory, determine the optimal workflow process and allocation of resources, and achieve higher levels of results for our clients. In addition, we utilize analytics tools to continuously measure and test our workflow processes to drive refinements and further enhance the quality and effectiveness of our capabilities.

•Long-standing client relationships. We believe our long-standing focus on achieving superior performance for our clients and the significant value our clients derive from this focus have helped us achieve long-tenured client relationships, strong contract retention and better access to new clients and future growth opportunities. In the healthcare market, we have had a relationship with CMS for over twelve years. Our experience in the recovery markets included lengthy relationships such as one with the U.S. Treasury for 23 years.

•Extensive domain expertise in complex and regulated markets. We have extensive experience and domain expertise in providing services for government and private institutions that generally operate in complex and regulated markets. We have demonstrated our ability to develop domain expertise in varied markets such as healthcare and other state and federal level entities. We believe we have the necessary organizational experience to understand and adapt to evolving public policy and how it shapes the regulatory environment and objectives of our clients. We believe this helps us identify and anticipate growth opportunities. For example, we successfully identified government healthcare as a potential growth opportunity that has thus far led to the award of five contracts to us by CMS. Together with our flexible technology platform, we have the ability to adapt our business strategy, to allocate resources and to respond to changes in our regulatory environment to capitalize on new growth opportunities.

•Culture of innovation and client service philosophy enables continuous improvement and expanded value creation. We have a concerted focus on developing new payment integrity concepts to increase savings for our clients. We have a collaborative approach to identify and resolve client audit and recovery needs , with an emphasis on growing our customer pipeline in the healthcare market to serve mid-sized private healthcare plans and have historically been underserved by larger platforms. We typically target our client sales efforts into a cross functional matrix of client decision makers across payment integrity, finance, provider network management and clinical policy to drive great sales results.

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
Our Growth Strategy
Key elements of our growth strategy include the following:

•Expand our payment integrity services in the healthcare market. According to CMS NHE Projections for expenditures in Medicare, Medicaid, and private healthcare will be in the trillions of dollars annually through 2028. As these large markets continue to grow, we expect the need for Performant's offerings to increase in the public and private healthcare markets. We have established relationships and contracts with both CMS and private healthcare plans on a national and regional level. We have a muti-pronged growth strategy for the healthcare market, split amongst the size of the plans between national, mid-tier and smaller health plans that we define based on the number of covered lives the plan itself services. These strategies include a combination of growth within our existing client base, and adding new clients. In doing so, we intend to pursue opportunities to find and eliminate our clients’ losses both prior to and post payment for healthcare services, including the detection of fraud, waste, and abuse.

•Pursue strategic alliances and acquisitions. We intend to selectively consider opportunities to grow through strategic alliances or acquisitions that are complementary to our business. These opportunities may enhance our existing capabilities, enable us to enter new markets, expand our product offerings and allow us to diversify our revenues.
Our Platform
Our data management, analytics, and technology-enabled services platform is proprietary and based on over two decades of experience in auditing and recovering large amounts of funds on behalf of our clients across several markets. The components of our platform include our data management expertise, analytics capabilities and technology-based workflow processes. Our platform integrates these components to allow us to achieve optimized outcomes for our clients in the form of increased efficiency and productivity and high efficacy rates. Our platform and workflow processes are also intuitive and easy to use for our healthcare claims specialists and allow us to increase our employee retention and productivity.
The components of our platform include the following:
Data Management Expertise
Our platform manages and stores large amounts of data throughout our workflow process. This data includes a combination of both publicly-available information, as well as proprietary and client specific data, the combination of which creates a robust input for claims review and selections. We are able to integrate these sources efficiently and in real-time to reduce errors, reduce cycle time processing and, ultimately, improve audit finding and recovery rates. The strength of our data management expertise augments our analytics capabilities and provides our healthcare claims specialists with powerful workflow processes.
Data Analytics Capabilities
Our data analytics capabilities efficiently screen and allocate massive volumes of claims inventory. For example, in our healthcare market, we analyze millions of healthcare claims with customized payment integrity algorithms to find potential correlations between claims data and improper payments, which enhance our finding rates. Across all of our current markets, we utilize our proprietary analytics tools to continuously and rigorously test our workflow processes in real-time to drive greater process efficiency and improvement in recovery rates.
Furthermore, we believe our analytics capabilities will extend our potential product offerings within the healthcare market, permitting us to pursue significant new business opportunities.

Workflow Processes
Over many years, we have developed and refined our workflow processes, which we believe drive higher efficiency and productivity and reduce our reliance on labor-intensive methods relative to more traditional outsourcing models. Our technology supports our proprietary workflows to disaggregate otherwise complex processes into a series of simple, efficient and consistent steps that are easily configurable and applicable to different types of applications. These allow subject matter experts to quickly review analytical outputs and achieve targeted audit and recovery outcomes for our clients.
The following diagram illustrates how our technology platform fits into our operational ecosystem:

Our Services
We use our technology-enabled services platform to provide services for the identification and recovery of improper healthcare payments, as well as other debt recovery markets we have moved away from. The table below summarizes our various service offerings and related analytics capabilities for the markets we serve and have served.

Healthcare	Customer Care / Outsourced Services	Recovery	Analytics Capabilities
•  Provide audit and recovery services to identify improper healthcare payments for public and private healthcare clients

•    Identify improper payments typically resulting from incorrect coding, procedures that were not medically necessary, incomplete documentation or claims submitted based on outdated fee schedules

•    Utilize our proprietary technology, our history of healthcare-related performance data, and our analytics capabilities to effectively analyze our clients’ claims and other data for improper payments

•    Earn contingent, success-based fees based on a percentage of claim amounts recovered
• Provide first party call center and other outsourced services
•    Earn contingent, success-based fees based on the volume of processed transactions, the quantity of labor hours provided based on dedicated headcount

•    Provide recovery services to clients at the Federal, State, and commercial levels

•    Utilize our proprietary technology, our history of borrower data and our analytics capabilities to provide solutions to provide borrowers and clients with the best available outcomes of funds that we enable our clients to recover

•    We use our enhanced data analytics capabilities, which we refer to as Performant Insight, to offer a variety of services from post- and pre-payment audit of healthcare claims to detection of fraud, waste and abuse of healthcare claims, to coordination of benefits and pharmacy fraud detection

Healthcare
We provide payment integrity services related to improper payments in the healthcare market. In October 2016, we were awarded two RAC contracts by CMS. One of these RAC contracts, which was subsequently re-awarded to us in 2021 for an eight-and-a-half year term covers Parts A and B Medicare payments in Region 1.This contract was re-awarded to us in 2021 for an eight and a half year term. The second RAC contract involves post-payment review of DMEPOS and home health and hospice claims across the entire U.S.
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
In October 2017, we were awarded the national exclusive MSP contract by CMS. Under our MSP contract with CMS, we are responsible for identifying and recovering payments in situations where Medicare should not be the primary payer of healthcare claims because a beneficiary has other forms of insurance coverage, such as through an employer group health plan or certain other insurance payers.
Further, we have entered into numerous private insurance payer contracts and are pursuing additional opportunities to provide audit, recovery, and analytics services in the private healthcare market.

In the private healthcare market, we utilize our technology-enabled services platform to provide audit, recovery, and analytics services for private healthcare payers. Our experience from our contracts with CMS has helped establish our presence in the private healthcare market resulting in opportunities for us to provide audit and recovery services for several national commercial health plans. Our audit and analytics capabilities have allowed us not only to expand our services with these initial private healthcare clients, but also gain entry into other related private healthcare opportunities.
The illustration below provides examples of certain types of improper payments that we audit on behalf of our clients in the healthcare market.
Recovery
We have provided recovery services primarily to the government-supported student loan industry, and our clients included several of the largest GAs. We used our proprietary technology to identify, track and communicate with defaulted borrowers on behalf of our clients to implement suitable recovery programs for the repayment of outstanding student loan balances. Further, we provided recovery services to several federal, state and municipal tax authorities, and the Department of the Treasury. Historically, recovery services contributed a majority of our revenues. However, the COVID-19 pandemic had a significant impact on our recovery revenues. In 2021, we sold certain of our recovery contracts and that while we continued to fulfill our remaining recovery contracts, we did not renew or restart existing contracts, nor pursue new recovery opportunities.
Customer Care / Outsourced Services
We derive revenue from first party call center and other outsourced services for certain clients and the licensing of hosted technology solutions to certain clients. For our hosted technology services, we license our system and integrate our technology into our clients’ operations, for which we are paid a licensing fee. Our revenues for these services include contingency fees, fees based on dedicated headcount to our clients and hosted technology licensing fees.
Analytics Capabilities
For several years, we have leveraged our data analytics tools to help filter, identify audit claims and recover delinquent and defaulted assets and improper payments as part of our core services platform. Through our data analytics capabilities, which we refer to as Performant Insight, we are able to review, aggregate, and synthesize very large volumes of structured and unstructured data, at high speeds, from the initial intake of disparate data sources to the warehousing of the data, to the analysis and reporting of the data. We believe we have built a differentiated, next-generation “end-to-end” data processing solution that will maximize value for current and future customers.

Performant Insight provides numerous benefits for our audit and recovery services platform. Performant Insight has not only enhanced our existing services under our contracts with CMS and other private healthcare contracts by analyzing significantly higher volumes of healthcare claims at faster rates and reducing our cycle time to review and assess healthcare claims, but it has also enabled us to develop improved and more sophisticated business intelligence rules that can be applied to our audit processes. We believe our analytics capabilities will extend our potential markets, permitting us to pursue significant new business opportunities. We have expanded the use of our data analytics capabilities in the healthcare sector to offer a variety of services from post and pre-payment audit of healthcare claims in both the public and private healthcare sector, to detection of fraud, waste and abuse of healthcare claims, to coordination of benefits and pharmacy fraud detection.
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
In October 2016, we were awarded two new RAC contracts with CMS. We received the contract to audit improper payments for claims made under Medicare Parts A and B in Region 1, which consists of eleven states (Connecticut, Michigan, Indiana, Maine, Massachusetts, New Hampshire, New York, Ohio, Kentucky, Rhode Island and Vermont), and the contract for Region 5, which involves post-payment review of claims related to DMEPOS and home health and hospice across the U.S. The fees that we receive for identifying improper payments from CMS under these contracts are entirely contingency-based, and the contingency-fee percentage depends on the methods of recovery, and, in some cases, the type of improper payment that we identify. In March of 2021, we were re-awarded the CMS Region 1 contract with a term of eight-and-a-half years.
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
Private Healthcare
In the private healthcare market, we utilize our technology-enabled services platform to provide audit, recovery and analytical services for private healthcare payers. Our experience from our contracts with CMS has helped establish our presence in the private healthcare market by providing us the opportunity to provide audit and recovery services for several national commercial health plans. Our audit and analytics capabilities have allowed us not only to expand our services with these initial private healthcare clients, but also gain entry into other related private healthcare opportunities with numerous other plans.
Sales and Marketing
Our new business opportunities have historically been driven largely by referrals and natural extensions of our existing client relationships, as well as a targeted outreach by our sales team and senior management. Our sales cycles are often lengthy, and demand high levels of attention from our senior management. At any point in time, we are typically focused on a limited number of potentially significant new business opportunities. As a result, to date, we have operated with a small sales and marketing team of experienced individuals with responsibility for developing new sales working in concert with our executive staff.

Technology Operations
Our technology operations are split between Santa Clara, California and Livermore, California, with primary and redundant datacenters located in Grants Pass, Oregon and Dallas, Texas. We have designed our infrastructure for scalability and redundancy, which allows us to continue to operate in the event of an outage at either datacenter. We maintain an information systems environment with dedicated information technology and security teams managing an advanced architecture focused on network security intrusion detection, data loss prevention and training of staff with 24x7 monitoring and security incident response capabilities. We utilize encryption technologies certified to FIPS 140-2 to protect sensitive data on our systems, all data during transmission and all data on redundancy or backup solutions. We also maintain a comprehensive enterprise-wide information security program certified by 3rd party auditors that is based on industry standards such as HITRUST, NIST 800-53, SOC 1 Type II and PCI/DSS.
Competition
We face significant competition in all aspects of our business.
In the audit and recovery of improper healthcare payments, we face competition in the bidding process for commercial healthcare contracts, and the RAC and MSP contracts awarded by CMS. However, based on the effective audit solutions that we have provided to CMS and private healthcare plans, we believe we are well qualified to compete for new contract awards within the healthcare market. This qualification allows us to compete more effectively for contracts such as the CMS RAC Region 1 contract, which we were re-awarded in March 2021. In the most recent RAC bidding process, the identified competitive factors were demonstrated experience in effective recovery services in the healthcare market, sufficient capacity to address claims volumes, maintenance of high standards of operational practices, financial capability to perform under the RAC contract and fee rates. In the private healthcare space, those same factors are generally important and applicable. Our competition in the private healthcare market includes the other RAC service providers, Health Management Systems, Inc. and Cotiviti, LLC, and a variety of healthcare consulting and healthcare information services companies. Many of these companies have greater financial, technological and other resources than we do.
Government Regulation
The nature of our current healthcare business and our legacy recovery business requires that we adhere to a complex array of federal and state laws and regulations. These include, but are not limited to, the Health Insurance Portability and Accountability Act, or HIPAA, the Fair Debt Collection Practices Act, or FDCPA, the Fair Credit Reporting Act, or FCRA, the rules and regulations established by the Consumer Financial Protection Bureau, or CFPB, and related state laws. We are also governed by a variety of state laws that regulate the collection, use, disclosure and protection of personal information. We have implemented and maintain physical, technical and administrative safeguards intended to protect all personal data and we have processes in place to assist us in complying with applicable laws and regulations regarding the protection of this data. Our compliance efforts include training of personnel and monitoring our systems and personnel.
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
Certification, Accreditation, and Security
Business services that collect, store, transmit or process information for United States government agencies and organizations are required to undergo a rigorous certification and accreditation process to ensure that they operate at an acceptable level of security risk. As a government contractor, we currently have Authorization to Operate, or ATO, licenses from CMS.
We maintain a comprehensive enterprise-wide information security program based on industry standards such as NIST 800-53 and PCI/DSS. In addition, we hold SSAE – SOC 1 Type II certification, which provides assurance to auditors of third parties that we maintain the necessary controls and procedures to effectively manage third party data. For our healthcare business, we are HITRUST certified, which helps ensure that our policies, procedures, and implementation conform to HIPPA guidelines. We undergo independent audits by our government agency clients upon the award of a contract and annually thereafter. We also conduct periodic self-assessments.
Our regulatory compliance group is charged with the responsibility of ensuring our regulatory compliance and security meets all federal and state regulations. All our facilities have security perimeter controls with segregated access by security clearance level. The information systems environment maintains advanced network security intrusion detection and prevention with 24x7 monitoring and security incident response capabilities. We utilize encryption technologies to protect sensitive data on our systems, stored at rest, all data during transmission and all data on redundancy or backup media. Employees undergo background and security checks appropriate to their position. This can include security clearances by the Federal Bureau of Investigation. We also maintain compliant disaster recovery and business continuity plans with annual tabletop disaster exercises, conduct routine security risk assessments, and maintain a continuous improvement process as part of our security risk mitigation and management activity.
FDCPA and Related Laws
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

Pursuant to the Dodd-Frank Act, primary jurisdiction for the FDCPA belongs to the Consumer Financial Protection Bureau, or CFPB. The CFPB has authority to supervise, enforce, and issue interpretative regulations for the FDCPA. The CFPB has issued Regulation F, which went into effect November 30, 2021.
Debt recovery activities are also regulated at the state level. Most states have laws regulating debt recovery activities in ways that are similar to, and in some cases more stringent than, the FDCPA. In addition, some states require debt recovery firms to be licensed.
Our compliance efforts include written procedures for compliance with the FDCPA and related state laws, employee training and monitoring, auditing client calls, periodic review, testing and retraining of employees, and procedures for responding to client complaints. We believe we hold the applicable state licenses in all states in which we perform consumer collections. Violations of the FDCPA may be enforced by the CFPB or the U.S. Federal Trade Commission, or FTC, or by a private action by an individual or class. Violations of the FDCPA are deemed to be an unfair, deceptive, or abusive under the Federal Trade Commission Act or the Dodd-Frank Act, which can be punished by fines for each violation. Class action damages can total up to one percent of the net worth of the entity violating the statute. Attorney fees and costs are also recoverable. In the ordinary course of business, we are sued for alleged violations of the FDCPA and comparable state laws, although the amounts involved in the disposition or settlement of any such claims have not been significant.
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
FCRA
We are also subject to the Fair Credit Reporting Act, or FCRA, which regulates consumer credit reporting and which may impose liability on us to the extent that the adverse credit information reported on a consumer to a credit bureau is false or inaccurate. State law, to the extent it is not preempted by the FCRA, may also impose restrictions or liability on us with respect to reporting adverse credit information. Our compliance efforts include initial and ongoing training of employees working with consumer credit reports and the monitoring of usage. Violations of FCRA, which are deemed to be unfair or deceptive acts under the Federal Trade Commission Act, are enforced by the FTC or by a private action by an individual or class. Civil actions by consumers may seek damages per violation, with punitive damages, attorney's fees and costs also recoverable. Under the Federal Trade Commission Act or Dodd-Frank Act, penalties for engaging in unfair or deceptive acts may be levied in the form of fines for each violation.
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
State Laws
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
Intellectual Property
Our intellectual property is a significant component of our business, including, most notably, the intellectual property underlying our proprietary technology-enabled services platform through which we provide our client solutions and other services. To protect our intellectual property, we rely on a combination of intellectual property rights, including trade secrets, trademarks and copyrights. We utilize customary confidentiality and other contractual protections, including employee and third-party confidentiality and invention assignment agreements.
We also rely on certain unpatented proprietary expertise and other know-how, licensed and acquired third-party technologies, and continuous improvements and other developments of our various technologies, all intended to maintain our leadership position in the industry.
As of December 31, 2021, we had three trademarks registered with the U.S. Patent and Trademark office: Performant Financial Corporation, Performant Insight, and Premiere Credit.
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
Human Capital
As of December 31, 2021, we had 929 full-time employees. None of our employees is a member of a labor union and we consider our employee relations to be good.
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
Website
Interested parties may access our periodic and current reports filed with the SEC, at no charge, by visiting our website, www.performantcorp.com. Information on our website are not part of this report.

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
Given the economic hardships that may be faced by a large portion of the population as a result of the COVID-19 pandemic, certain of our customers have chosen to delay the recovery and audit services that we provide, and additional customers may choose to similarly delay the audit and recovery services that we provide, either of which could have a material negative impact on our revenues and results of operations. For example, pursuant to the terms of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) enacted in March 2020, the U.S. federal government suspended payments, ceased accruing interest, and stopped involuntary collections of payments (e.g., wage garnishments) for student loans owned by the Department of Education through September 30, 2020. In January 2021, student loan relief was extended to September 30, 2021, which has since been extended through April 30, 2022. The continued delay to the services that we provided, as a result of the COVID-19 pandemic, resulted in our decision to either divest or wind down certain portions of our existing recovery business. Any additional disruptions to the services that we provide to our customers as a result of the COVID-19 pandemic or otherwise could have a material negative impact on our revenues and results of operations.
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
If the COVID-19 pandemic continues for an extended period, it may continue to have a material negative impact on our revenues and financial condition.

Our indebtedness could adversely affect our business and financial condition and reduce the funds available to us for other purposes, and our failure to comply with the covenants contained in our Credit Agreement could result in an event of default that could adversely affect our results of operations.
Our ability to make scheduled payments under our Credit Agreement and to fund our other liquidity needs depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control, such as the recent global economic downturn as the result of the COVID-19 pandemic. We cannot make assurances that we will maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our indebtedness and to fund our other liquidity needs. If our cash flows and capital resources are insufficient to fund our debt service obligations and allow us to maintain compliance with the covenants under our Credit Agreement or to fund our other liquidity needs, we may be forced to reduce or delay capital expenditures, alter our business plans, curtail the services we provide to our current or future clients, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot ensure that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements, including our Credit Agreement with MUFG Union Bank. If we cannot make scheduled payments on our debt, we will be in default and, as a result, our debt holders could declare all outstanding principal and interest to be due and payable, and foreclose against the assets securing our borrowings and we could be forced into bankruptcy or liquidation.
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
Various macroeconomic factors influence our business and results of operations. These include overall healthcare spending in the U.S. and the volume of healthcare claims that we audit on behalf of our clients, which are both impacted by domestic and global economic conditions, rates of unemployment and similar factors, and changes in healthcare costs, governmental policies toward Medicare expenditures or the healthcare industry taken as a whole. Changes in the overall economy could lead to a reduction in overall recovery rates by our clients, which in turn could adversely affect our business, financial condition and results of operations. For example, our business and the businesses of our customers have been materially and adversely affected by the impact of the COVID-19 pandemic that has caused, and is expected to continue to cause, the global slowdown in economic activity, which has resulted in a significant negative impact on our financial condition and results of operations. Political tensions resulting in economic instability, such as due to military activity or civil hostilities among Russia and Ukraine and the related response, including sanctions or other restrictive actions, by the United States and/or other countries, or other similar events, may have an adverse impact on our business, financial condition, and results of operations.

We may not have sufficient cash flows from operations or availability of funds under our lending arrangements to fund our ongoing operations and our other liquidity needs, which could adversely affect our business and financial condition.
Our ability to fund our business plans, capital expenditures and to fund our other liquidity needs depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control and the availability of borrowings under our existing lending facility. We cannot make assurances that we will maintain a level of cash flows from operating activities sufficient to permit us to fund our ongoing and planned business operations and to fund our other liquidity needs. The recent COVID-19 pandemic has led certain of our customers to delay the recovery and audit services that we provide as a result of the economic hardships that may be faced by a large portion of the population, which may have a material negative impact on our cash flow from operations. If we are required to obtain borrowings to fund our ongoing or future business operations, there can be no assurance that we will be successful in obtaining such borrowings or upon terms that are acceptable to us. While we believe our financial projections are attainable, there can be no assurances that our financial results will be recognized in a timeframe necessary to meet our ongoing cash requirements. If our cash flows and capital resources are insufficient to fund our planned business operations or to fund our other liquidity needs, we may be forced to reduce or delay capital expenditures, alter our business plans, curtail the services we provide to our current or future clients, sell assets or operations, seek additional capital or restructure or refinance our indebtedness, any of which could have an adverse effect on our financial condition and results of operations.
Revenues generated from our three largest clients represented 70% of our revenues for the year ended December 31, 2021, and 53% of our revenues for the year ended December 31, 2020. Any termination of or deterioration in our relationship with any of these or our other significant clients would result in a further decline in our revenues.
We have derived a substantial portion of our revenues from a limited number of clients. Revenues from our three largest clients represented 70% of our revenues for the year ended December 31, 2021, and 53% of our revenues for the year ended December 31, 2020. All of our contracts with our significant clients are subject to periodic renewal and re-bidding processes and if we lose one of these clients or if the terms of our relationships with any of these clients become less favorable to us, our revenues would decline, which would harm our business, financial condition and results of operations.
Many of our contracts with our clients are not exclusive and do not commit our clients to provide specified volumes of business. In addition, the terms of these contracts may be changed unilaterally and on short notice by our clients. As a consequence, there is no assurance that we will be able to maintain our revenues and operating results.
Many of our existing contracts enable our clients to terminate their contractual relationship with us at any time without penalty, potentially leading to loss of business or renegotiation of terms. Further, most of our contracts allow our clients to unilaterally change the amount of work available to us or the payment terms at any given time. In addition, many of our contracts are not exclusive, with our clients retaining multiple service providers with whom we must continue to compete for additional work. Therefore, despite our contractual relationships with our clients, our contracts do not provide assurance that we will generate a minimum amount of revenues or that we will receive a specific volume of work. For example, in March 2020, CMS paused medical review activities under our two RAC contracts related to the COVID-19 pandemic, which were later resumed in August 2020. This pause in medical review activities under our RAC contracts had a negative impact on our 2020 and 2021 results of operations. If any of our clients modify terms of service, including the success fees we are able to earn, or any of these clients establish more favorable relationships with our competitors, our future revenues may be adversely affected.
We may not be able to manage our potential growth effectively and our results of operations could be negatively affected.
We believe our RAC contracts, MSP contract, and other commercial healthcare contracts continue to provide the opportunity for growth in our business. However, our focus on growth and the expansion of our healthcare and other businesses may place additional demands on our management, operations and financial resources and will require us to incur additional expenses. We cannot be sure that we will be able to manage our performance under any significant new contracts effectively. In order to successfully perform under any significant new contracts, our expenses will increase to recruit, train and manage additional qualified employees and subcontractors and to expand and enhance our administrative infrastructure and continue to improve our management, financial and information systems and controls. If we cannot manage our growth effectively, our expenses may increase, and our results of operations could be negatively affected.

We face significant competition in connection with obtaining, retaining and performing under our client contracts, and an inability to compete effectively in the future could harm our relationships with our clients, which would impact our ability to maintain our revenues and operating results.
We operate in highly competitive markets and face significant competition from other companies in providing our services and sourcing new customer contracts. Accordingly, maintaining high levels of service under our contracts, and doing so in a cost-effective manner, are important factors in our ability to maintain and grow our revenues and net income and the failure to achieve these objectives could harm our business, financial condition and results of operations. Some of our current and potential competitors in the markets in which we operate may have greater financial, marketing, technological or other resources than we do. The ability of any of our competitors and potential competitors to adopt new and effective technology to better serve our markets may allow them to gain market strength. Increasing levels of competition in the future could result in lower fees, lower volumes of contracted services or higher costs for resources. Any inability to compete effectively in the markets that we serve could adversely affect our business, financial condition and results of operations.
Our ability to derive revenues under our current healthcare contracts will depend in part on the number and types of potentially improper claims that we are allowed to audit or otherwise pursue by our clients, and our results of operations may be harmed if the scope of claims that we are allowed to pursue and be compensated for is limited.
Our revenues under our current healthcare contracts depend in part on the number and types of potentially improper claims that we are allowed to audit or otherwise pursue on behalf of our clients. For example, under CMS’s Medicare recovery audit program, RAC contractors have not been permitted to seek the recovery of an improper claim unless that particular type of claim has been pre-approved by CMS to ensure compliance with applicable Medicare payment policies, as well as national and local coverage determinations. As work under the first RAC contract progressed, CMS placed increasing restrictions on the scope of audits permitted by RAC contractors and these restrictions have not been relaxed under our current RAC contracts. Accordingly, the long-term growth of revenues we derive under our two existing RAC contracts, or any additional contracts we may enter into with CMS, will depend on the scope of improper claims that CMS allows us to pursue and our ability to successfully identify improper claims within the permitted scope.
In addition, our commercial healthcare clients also have the ability to unilaterally restrict or expand the type and volume of claims we are allowed to audit or otherwise provide services. Any future limitations on the type or volume of claims that we are permitted to audit or otherwise review on behalf of our clients in the healthcare market could have a material negative impact on our business, financial condition and results of operations.
The U.S. federal government accounts for a significant portion of our revenues, and any loss of business from, or change in our relationship with, the U.S. federal government would result in a significant decrease in our revenues and operating results.
We have historically derived and are likely to continue to derive a significant portion of our revenues from the U.S. federal government. We currently hold four contracts with agencies of the U.S. federal government within our healthcare business. The continuation and exercise of renewal options on our U.S. federal government contracts and any new U.S. federal government contracts are, among other things, contingent upon succeeding within competitive bidding processes, changes in federal government spending, the availability of adequate funding for the applicable federal government agency, or other regulatory changes, such as the pause in activities under our RAC contracts in 2020 as a result of the COVID-19 pandemic, could adversely affect our financial performance. The loss of business from the U.S. federal government, or significant policy changes or financial pressures within the agencies of the U.S. federal government that we serve would result in a significant decrease in our revenues, which would adversely affect our business, financial condition and results of operations.
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
Our business is increasingly dependent on critical, complex, and interdependent information technology (IT) systems, including internet-based systems, some of which are managed or hosted by third parties, to support business processes as well as internal and external communications. The size and complexity of our IT systems make us potentially vulnerable to IT system breakdowns, malicious intrusion, and computer viruses, which may result in the impairment of our ability to operate our business effectively. In addition, having a significant portion of our employees work remotely due to the COVID-19 pandemic can strain our information technology infrastructure, which may affect our ability to operate effectively, may make us more susceptible to communications disruptions, and expose us to greater cybersecurity risks.
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
The success of our business depends in part upon our proprietary technology platform. We rely on a combination of copyright, trademark, and trade secret laws, as well as on confidentiality procedures and non-compete agreements, to establish and protect our proprietary technology rights. The steps we have taken to deter misappropriation of our proprietary technology may be insufficient to protect our proprietary information. In particular, we may not be able to protect our trade secrets, know-how and other proprietary information adequately. Although we use reasonable efforts to protect this proprietary information and technology, our employees, consultants and other parties may unintentionally or willfully disclose our information or technology to competitors. Enforcing a claim that a third party illegally obtained and is using any of our proprietary information or technology is expensive and time consuming, and the outcome is unpredictable. We rely, in part, on nondisclosure, confidentiality and invention assignment agreements with our employees, consultants and other parties to protect our trade secrets, know-how and other intellectual property and proprietary information. These agreements may not be self-executing, or they may be breached, and we may not have adequate remedies for such breach. Moreover, third parties may independently develop similar or equivalent proprietary information or otherwise gain access to our trade secrets, know-how and other proprietary information. Any infringement, misappropriation or other violation of our patents, trademarks, copyrights, trade secrets, or other intellectual property rights could adversely affect any competitive advantage we currently derive or may derive from our proprietary technology platform and we may incur significant costs associated with litigation that may be necessary to enforce our intellectual property rights.
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
The markets in which we operate are highly regulated, and any future changes in the regulatory landscape could have a material effect on our business and financial condition. For example, the Medicare program, is a subject of significant legislative and regulatory focus, and we cannot anticipate how future changes in government policy may affect our business and operations. Any future changes in the legislation and regulations that govern these markets, may require us to adapt our business to the new circumstances and we may be unable to do so in a manner that does not adversely affect our business and operations.
Failure to achieve and maintain effective internal controls in accordance with Section 404 of Sarbanes-Oxley would impair our ability to produce accurate and reliable financial statements, which would harm our stock price.
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Act and other applicable securities rules and regulations. In particular, we are subject to reporting obligations under Section 404 of the Sarbanes-Oxley Act that require us to include a management report on our internal control over financial reporting in our annual report, which contains management’s assessment of the effectiveness of our internal control over financial reporting. In addition, commencing in fiscal year 2021, we were required to adhere to the auditor attestation requirements with respect to the to the effectiveness of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act. Compliance with such auditor attestation requirements will result in significant increases in both the time devoted to and the expenses incurred in connection with our financial reporting obligations. Our management may conclude that our internal control over our financial reporting is not effective. If we fail to timely achieve and maintain the adequacy of our internal control over financial reporting, we may not be able to produce reliable financial reports or help prevent fraud. Our failure to achieve and maintain effective internal control over financial reporting could prevent us from filing our periodic reports on a timely basis, which could result in the loss of investor confidence in the reliability of our financial statements, harm our business and negatively impact the trading price of our common stock.
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
Prescott Group Management, L.L.C., ECMC Group, Inc., Parthenon Capital Partners, First Light Asset Management, LLC, and Mill Road Capital Management LLC beneficially owned approximately 21.8%, 10.3% 8.4%, 7.1%, and 4.7% of our common stock, respectively, as of December 31, 2021. As a result of their ownership, these significant stockholders have the ability to influence the outcome of matters submitted to a vote of stockholders and, through our board of directors, the ability to influence decision making with respect to our business direction and policies. Mill Road Capital Management LLC currently has a representative sitting on our Board of Directors. These significant stockholders may have interests different from our other stockholders’ interests and may vote in a manner adverse to those interests. Matters over which these significant stockholders can, directly or indirectly, exercise influence include:
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

In addition, even though Parthenon Capital Partners does not currently have a representative sitting on our Board of Directors, Parthenon Capital Partners does have a contractual right to designate a number of directors proportionate to its stock ownership if and when Parthenon owns greater than 10% of our common stock. Further, under our amended and restated certificate of incorporation, Parthenon Capital Partners does not have any obligation to present to us, and Parthenon Capital Partners may separately pursue, corporate opportunities of which it becomes aware, even if those opportunities are ones that we would have pursued if granted the opportunity.
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
ITEM 1B. Unresolved Staff Comments
None.

ITEM 2. Properties
Facilities
As of December 31, 2021, we operated seven separate office locations throughout the United States. The largest of these facilities is in Livermore, California and serves as our corporate headquarters, as well as a data center and production location. Our Livermore facility is comprised of approximately 50,000 square feet of space and has a lease expiration of November 2022. We also lease facilities in California, Florida, Tennessee, and Texas and own production/data centers in Oregon and Indiana.
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
Stockholders
As of December 31, 2021, we had approximately 19 holders of record of our common stock and we believe a greater number of shareholders who hold shares through brokers, banks or other nominees.
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
Stock Performance Graph
Our stock performance graph is set forth in our 2022 Proxy Statement, which information is incorporated by reference herein.
Unregistered Sales of Equity Securities
Not applicable.
Use of Proceeds
Not applicable.
Issuer Purchases of Equity Securities
None.

ITEM 6. Selected Financial Data
The selected consolidated balance sheet data as of December 31, 2021 and 2020, and the selected consolidated statements of operations data for each year ended December 31, 2021 and 2020, have been derived from our audited consolidated financial statements which are included elsewhere in this annual report. The selected consolidated balance sheet data as of December 31, 2019, 2018 and 2017, and the selected consolidated statements of operations data for the years ended December 31, 2019, 2018, and 2017 have been derived from our audited consolidated financial statements not included in this annual report. Historical results are not necessarily indicative of future results. You should read the following selected consolidated historical financial data below in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, related notes, and other financial information included in this Annual Report on Form 10-K. The selected consolidated financial data in this section is not intended to replace the consolidated financial statements and is qualified in its entirety by the consolidated financial statements and related notes and schedule included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2021	2020	2019	2018	2017
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenues	$124,393	$155,937	$150,432	$155,668	$132,049
Operating Expenses:
Salaries and benefits	87,440	100,654	115,194	96,144	82,191
Other operating expense	38,269	42,248	47,687	58,333	55,863
Impairment of goodwill and intangible assets	—	27,000	7,200	2,988	1,081
Total operating expenses	125,709	169,902	170,081	157,465	139,135
Loss from operations	(1,316)	(13,965)	(19,649)	(1,797)	(7,086)
Gain on sale of certain recovery contracts	2,403	—	—	—	—
Interest expense	(11,313)	(7,227)	(7,589)	(4,699)	(6,972)
Interest income	—	21	41	28	4
Loss before provision for (benefit from) income taxes	(10,226)	(21,171)	(27,197)	(6,468)	(14,054)
Provision for (benefit from) income taxes	62	(7,182)	(377)	1,542	(1,325)
Net loss	$(10,288)	(13,989)	(26,820)	(8,010)	(12,729)
Net loss per share attributable to common shareholders (1)
Basic	$(0.17)	$(0.26)	$(0.50)	$(0.15)	$(0.25)
Diluted	$(0.17)	$(0.26)	$(0.50)	$(0.15)	$(0.25)
Weighted average shares (in thousands)
Basic	60,461	54,414	53,468	52,064	50,688
Diluted	60,461	54,414	53,468	52,064	50,688

(1)Please see Note 1 to our consolidated financial statements for an explanation of the calculations of our basic and diluted net income per share of common stock.

	As of December 31,
	2021	2020	2019	2018	2017
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$17,347	$16,043	$3,373	$5,462	$21,731
Total assets	121,985	126,227	138,872	137,759	164,436
Total notes payable	20,000	60,863	64,313	45,800	44,000
Total liabilities	39,562	84,247	85,247	60,533	84,111
Total stockholders’ equity	82,423	41,980	53,625	77,226	80,325

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
We historically worked in recovery markets such as defaulted student loans, federal treasury and state tax receivables, and commercial recovery. However, with the ongoing impact of the COVID-19 pandemic which commenced in 2020, and the Department of Education’s decision to continue to pause student loan recovery work through 2021, we sold certain of our non-healthcare recovery contracts, and we did not renew or restart existing recovery contracts, nor pursue new non-healthcare recovery opportunities.
Our revenue model is generally success-based as we earn fees on the aggregate correct audits and/or amount of funds that we enable our clients to recover. Our services do not require significant upfront investments by our clients and we offer our clients the opportunity to recover significant funds otherwise lost. Because our model is based upon the success of our efforts, our business objectives are aligned with those of our clients and we are generally not reliant on their spending budgets.
COVID-19 Pandemic Update
We continue to face uncertainty around the breadth and duration of business disruptions related to the COVID-19 pandemic, as well as its impact on the U.S. economy, the ongoing business operations of our clients, and the results of our operations and financial condition. While our management team continues to actively monitor the impacts of the COVID-19 pandemic and may take further actions to our business operations that we determine are in the best interests of our employees and clients, or as required by federal, state, or local authorities, the continuing impact of the COVID-19 pandemic on our results of operations, financial condition, or liquidity for fiscal year 2022 and beyond cannot be estimated at this point.
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

	Year Ended December 31,
	2021	2020
	(in thousands)
Eligibility-based	$48,276	49,844
Claims-based	$29,178	18,704
Healthcare Total	$77,454	$68,548
Recovery (1)	33,405	73,396
Customer Care / Outsourced Services	13,534	13,993
Total Revenues	$124,393	$155,937
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
For our healthcare business, our business strategy is focused on utilizing our technology-enabled services platform to provide claims-based, eligibility-based, and analytical services for healthcare payers. Revenues from our healthcare services were $77.5 million for the year ended December 31, 2021 compared to revenues of $68.5 million for the year ended December 31, 2020.
In 2017, we were awarded the Medicare Secondary Payer Commercial Payment Center (MSP) contract by the Centers for Medicare and Medicaid Services (CMS). Under this agreement, we are responsible for coordination-of-benefits, which includes identifying and recovering payments in situations where Medicare should not be the primary payer of healthcare claims because a beneficiary has other forms of insurance coverage, such as through an employer group health plan or certain other payers.
In 2016, CMS awarded two new Medicare Recovery Audit Contractor (RAC) contracts to us, for audit Regions 1 and 5. The RAC contract award for Region 1 allows us to continue our audit of payments under Medicare’s Part A and Part B for all provider types other than Durable Medical Equipment, Prosthetics, Orthotics and Supplies (DMEPOS) and home health and hospice within an 11 state region in the Northeast and Midwest. The Region 5 RAC contract provides for the post-payment review of DMEPOS and home health and hospice claims nationally.
In March 2021, CMS re-awarded the Region 1 RAC contract to us after a competitive procurement process. The renewed contract has an eight and a half year term.
Many of our healthcare clients are expanding the scope of services that we provide, and during 2021, we continued to renew contracts with several of our healthcare customers by way of competitive contract procurement. We believe this growth trend will continue as our suite of payment integrity services and our customer relationships continue to mature. We currently anticipate that our healthcare revenues will drive the majority of our overall company revenue growth.
Healthcare providers have the right to appeal a claim and may pursue additional appeals if the initial appeal is found in favor of the healthcare insurer. Our total estimated liability for appeals was approximately $1.2 million as of December 31, 2021 and $1.0 million as of December 31, 2020, respectively. This represents our best estimate of the amount probable of being refunded to our healthcare clients following successful appeals of claims for which commissions were previously collected.
Recovery
Historically, the recovery market revenues contributed a majority of our revenues. However, the COVID-19 pandemic had a significant impact on our recovery revenues. On March 29, 2021, we announced that we will continue to fulfill our current recovery contracts, but we do not plan to renew or restart existing contracts, nor pursue new non-healthcare recovery opportunities.
Recovery market revenues were derived from student lending, Internal Revenue Services (IRS), state and municipal tax authorities, the Department of the Treasury, and Premiere Credit of North America. Commencing in 2022, we do not anticipate generating significant revenues from these non-healthcare recovery markets.
Customer Care / Outsourced Services
We derive revenues from first party call center and other outsourced services for certain clients and the licensing of hosted technology solutions to certain clients. Our revenues for these services include contingency fees and fees based on dedicated headcount to our clients.

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
Costs Associated with Commencing New Client Contracts
When we obtain an engagement with a new client or a new contract with an existing client, it typically takes a long period of time to plan our services in detail, which includes integrating our technology, processes and resources with the client’s operations and hiring new employees, before we receive any revenues from the new client or new contract. Our clients may also experience delays in obtaining approvals or managing protests from unsuccessful bidders, delays associated with system implementations, as we had experienced with the implementation of our first RAC contracts with CMS. If we are not able to pay the upfront expenses out of cash from operations or availability of borrowings under our lending arrangements, we may scale back our operations or alter our business plans, either of which could prevent of us from earning future revenues under any such new client or new contract engagements.
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
Regulatory Matters
Each of the markets which we serve is highly regulated. Accordingly, changes in regulations that affect the types of receivables and claims that we are able to service or the manner in which any such receivables and claims can be recovered will affect our revenues and results of operations.
For example, in March 2020, CMS paused medical review activities under our two RAC contracts as a result of the COVID-19 pandemic, which were later resumed in August 2020. This had a negative impact on both our 2020 and 2021 healthcare revenues.
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

Client Contract Cancellation
Substantially all of our contracts entitle our clients to unilaterally terminate their contractual relationship with us at any time without penalty. Our revenues could decline if we lose one or more of our significant clients, or if one of our significant clients decides to limit the amount of claims that we are allowed to audit or if the terms of compensation for our services change or if there is a reduction in the level of placements provided by any of these clients. Further, our revenues could be adversely affected if one of our significant clients is acquired by an entity that does not wish to continue use our services.
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
Revenue Recognition
We derive our revenues primarily from providing healthcare audit and eligibility services. Revenues are recognized upon completion of these services for our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.
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
Our contracts are composed primarily of variable consideration. Fees earned under our healthcare and recovery service contracts consist primarily of contingency fees based on a specified percentage of the amount we enable our clients to recover. The contingency fee percentage for a particular recovery depends on the type of recovery or claim facilitated.

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
We estimate variable consideration only if we can reasonably measure our progress toward complete satisfaction of the performance obligation using an output method based on reliable information, and recognize such revenue over the performance period only if it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. Any change made to the measure of progress toward complete satisfaction of our performance obligation is recorded as a change in estimate. We exercise judgment to estimate the amount of constraint on variable consideration based on the facts and circumstances of the relevant contract operations and availability and reliability of data. Although we believe the estimates made are reasonable and appropriate, different assumptions and estimates could materially impact the amount of variable consideration recognized.
For contracts that contain a refund right, these amounts are considered variable consideration, and we estimate our refund liability for each claim, as needed, and recognize revenue net of such estimate.
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
Healthcare providers of our clients have the right to appeal claims audit findings and may pursue additional appeals if the initial appeal is found in favor of healthcare clients. For eligibility, or COB contracts, insurance companies or other responsible parties may dispute our findings regarding our clients not being the primary payer of healthcare claims. Total estimated liability for appeals and disputes was $1.2 million as of December 31, 2021 and $1.0 million as of December 31, 2020. This represents our best estimate of the amount probable of being refunded to our healthcare clients as a result of appeals relating to our audit findings.
We have determined that we do not have any material costs or expenses related to obtaining or fulfilling a contract that are recoverable and as such, these costs are expensed as incurred.
Contract assets were $8.1 million and $4.5 million as of December 31, 2021 and December 31, 2020, respectively. Contract assets relate to our right to consideration for services completed during the respective years, but not invoiced at the reporting date, and receipt of payment is conditional upon factors other than the passage of time. Contract assets primarily consist of commissions that we estimate we have earned from completed claims audit findings submitted to our healthcare clients. The increase in contract assets resulted from additional consideration earned for services provided to our healthcare clients during 2021 and an update in the measure of progress under a certain contract, offset by invoiced amounts.
Contract assets are recorded to accounts receivable when our right to payment becomes unconditional, which is generally when third-party healthcare providers have paid our clients. There was no impairment loss related to contract assets for the years ended December 31, 2021 and 2020.
We had contract liabilities of $0.6 million and $0.9 million as of December 31, 2021 and 2020, respectively. Our contract liabilities for these periods related to certain reimbursable costs due to a client in 2021 and an advance healthcare commission payment received from a customer in 2020 for which we recognized revenue as services were delivered in 2021.

Results of Operations
Year Ended December 31, 2021 compared to the Year Ended December 31, 2020
The following table represents our historical operating results for the periods presented:

	Year Ended December 31,
	2021	2020	$ Change	% Change
	(in thousands)
Consolidated Statements of Operations Data:
Revenues	$124,393	$155,937	$(31,544)	(20)%
Operating expenses:
Salaries and benefits	87,440	100,654	13,214	13%
Other operating expense	38,269	42,248	3,979	9%
Impairment of goodwill and intangible assets	—	27,000	27,000	100%
Total operating expenses	125,709	169,902	44,193	26%
Loss from operations	(1,316)	(13,965)	12,649	91%
Gain on sale of certain recovery contracts	2,403	—	(2,403)	(100)%
Interest expense	(11,313)	(7,227)	(4,086)	(57)%
Interest income	—	21	(21)	(100)%
Loss before provision for (benefit from) income taxes	(10,226)	(21,171)	10,945	52%
Provision for (benefit from) income taxes	62	(7,182)	(7,244)	(101)%
Net Loss	$(10,288)	$(13,989)	$3,701	26%
Revenues
Total revenues were $124.4 million for the year ended December 31, 2021, a decrease of $31.5 million or 20%, compared to total revenues of $155.9 million for the year ended December 31, 2020.
Healthcare revenues were $77.5 million for the year ended December 31, 2021, representing an increase of $8.9 million, or 13%, compared to the year ended December 31, 2020. Healthcare revenues for the year ended December 31, 2021, increased compared to the year ended December 31, 2020, primarily due to an increase in claims-based services during 2021.
Recovery revenues were $33.4 million for the year ended December 31, 2021, representing an decrease of $40.0 million, or 54%, compared to the year ended December 31, 2020. The decrease was primarily due to the COVID-19 pandemic that caused many of our customers to pause work on our recovery contracts and our decision to sell certain of our recovery contracts and to not renew or extend our other existing recovery contracts during the course of 2021.
Customer Care / Outsourced Services revenues were $13.5 million for the year ended December 31, 2021, representing a decrease of $0.5 million, or 3%, compared to the year ended December 31, 2020. The decrease was primarily due to reduced demand for our services as a result of the COVID-19 pandemic.
Salaries and Benefits
Salaries and benefits expense was $87.4 million for the year ended December 31, 2021, a decrease of $13.2 million, or 13%, compared to salaries and benefits expense of $100.7 million for the year ended December 31, 2020. The decrease in salaries and benefits expense was primarily driven by lower headcount in our recovery business, which was partially offset by increases to headcount in our healthcare business, and increased severance costs related to reductions of employees servicing our recovery contracts as a result of our decision to sell certain of our non-healthcare recovery contracts and to not renew or extend our other existing recovery contracts.
Other Operating Expense
Other operating expense was $38.3 million for the year ended December 31, 2021, a decrease of $4.0 million, or 9%, compared to other operating expense of $42.2 million for the year ended December 31, 2020. The decrease in other operating expenses was primarily due to lower activity levels resulting from the pause or termination of recovery services that we provided during 2021, partially offset by an increase in consulting fees.

Impairment of Goodwill
Impairment of goodwill was $0.0 million for the year ended December 31, 2021, a decrease of $27.0 million, compared to $27.0 million for the year ended December 31, 2020. The impairment of goodwill recognized in 2020 were non-cash charges resulting primarily from the decrease in our stock price and associated market capitalization.
Loss from Operations
As a result of the factors described above, loss from operations was $1.3 million for the year ended December 31, 2021, compared to loss from operations of $14.0 million for the year ended December 31, 2020, representing a decrease in the loss from operations of $12.6 million.
Interest Expense
Interest expense was $11.3 million for the year ended December 31, 2021 compared to $7.2 million for the year ended December 31, 2020, representing an increase of 57%. Interest expense increased primarily due to higher amortization of debt issuance costs and a $3.4 million loss on extinguishment of debt and a $3.4 million loss on extinguishment of debt as a result of the execution of Amendment No. 5 in May 2021 and then the full repayment in December 2021 of our prior lending arrangement, partially offset by lower principal balances.
Income Taxes
Income tax expense was $0.1 million for the year ended December 31, 2021 compared to an income tax benefit of $7.2 million for the year ended December 31, 2020. Our effective income tax rate decreased to (1)% for the year ended December 31, 2021 from 34% for the year ended December 31, 2020. The decrease in the effective tax rate is primarily driven by the change in certain tax components that were applicable in 2020 and not 2021, which included a change in valuation allowance, nondeductible goodwill impairment, and net operating loss (NOL) carryback benefit recorded as a result of the newly enacted provisions of the CARES Act in 2020.
Net Loss
As a result of the factors described above, net loss was $10.3 million for the year ended December 31, 2021, which represents a decrease in net loss of $3.7 million compared to net loss of $14.0 million for the year ended December 31, 2020.
Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, and cash and cash equivalents on hand. Cash and cash equivalents, which includes restricted cash and consists primarily of cash on deposit with banks, totaled $19.6 million as of December 31, 2021, compared to $18.3 million as of December 31, 2020. The $1.3 million increase in the balance of our cash and cash equivalents from December 31, 2020 to December 31, 2021, was primarily due to $0.9 million provided by operating activities and $0.6 million provided by financing activities, offset by $0.3 million used in investing activities. We have a $15.0 million revolving loan commitment in the Credit Agreement signed with MUFG Union Bank, N.A on December 17, 2021, which was undrawn as of December 31, 2021.
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
The COVID-19 pandemic led certain of our customers to delay the recovery and audit services that we provide as a result of the economic hardships that were faced by a large portion of the population. For example, pursuant to the terms of the CARES Act enacted in March 2020, the U.S. Federal government suspended payments, ceased accruing interest, and stopped involuntary collections of payments (e.g., wage garnishments) for student loans owned by the Department of Education through September 30, 2020, which was most recently extended through April 30, 2022.
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

	Year Ended December 31,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$916	$20,809
Net cash used in investing activities	(270)	(3,792)
Net cash provided by (used in) financing activities	608	(3,716)
Cash flows from operating activities
Cash provided by operating activities was $0.9 million for the year ended December 31, 2021, and was primarily a result of reductions in trade accounts receivable and income tax receivable, and changes in other operating assets and liabilities, offset by an increase in contract assets.
Operating activities provided by $20.8 million of cash during the year ended December 31, 2020. This included a net loss of $14.0 million in 2020, which was impacted by a non-cash goodwill impairment charge of $27.0 million. Excluding the non-cash impairment charge, net income in 2020 would have been $13.3 million. The remaining factors contributing to the change were due to favorable movements in working capital balance sheet accounts.
Cash flows from investing activities
Cash used in investing activities of $0.3 million for the year ended December 31, 2021 related to proceeds from the sale of certain recovery contracts, offset by cash used in capital expenditures related to information technology software, data storage, hardware, telecommunication systems, and security enhancements to our information technology systems.
Investing activities resulted in cash outflow of $3.8 million during the year ended December 31, 2020 and was used primarily for capital expenditures related to information technology, data storage, hardware, and security enhancements to our information technology systems.
Cash flows from financing activities
Cash provided by financing activities of $0.6 million for the year ended December 31, 2021 was primarily attributable to $42.6 million of proceeds from our public offering, net of costs and $20.0 million of borrowings from notes payable, offset by $60.9 million in repayments of notes payable.

Cash used in financing activities of $3.7 million during the year ended December 31, 2020 was primarily attributable to $3.5 million in repayments of notes payable.
Restricted Cash
As of December 31, 2021, restricted cash included in current assets on our consolidated balance sheet was $2.2 million. Restricted cash is held in certificates of deposit as collateral for letters of credit issued by a bank on our behalf.
Notes Payable
On December 17, 2021, we entered into a credit agreement with MUFG Union Bank, N.A. (the Credit Agreement). The Credit Agreement includes a $20 million term loan commitment, which was fully advanced at closing and a $15 million revolving loan commitment, which was undrawn as of December 31, 2021. A portion of the revolving loan commitment of up to $2.5 million is available for the issuance of letters of credit. Subject to certain customary exceptions, the obligations under the Credit Agreement are, or will be, guaranteed by each of our existing and future, direct or indirect, domestic subsidiaries. Our obligations under the Credit Agreement are secured by liens on substantially all of our assets and each of our domestic subsidiaries that are guarantors under the Credit Agreement.
As of December 31, 2021, $20.0 million was outstanding under the Credit Agreement. The Company’s annual interest rate at December 31, 2021 was 5.6%.
The Credit Agreement matures on December 17, 2026. The proceeds from the term loan under the Credit Agreement were used, together with cash on hand, to refinance its credit agreement dated as of August 17, 2017, with ECMC Group, Inc. (as amended, the Prior Credit Agreement), and to pay fees and expenses in connection with the Credit Agreement.
Pursuant to the Credit Agreement, we are required to repay the aggregate outstanding principal amount of the term loan under the Credit Agreement in quarterly installments commencing March 31, 2022 in an amount that would result in amortization of (a) 2.5% of the term loan principal in the first full year following commencement of amortization, (b) 5.0% of the term loan principal in the second full year following commencement of amortization, (c) 7.5% of the term loan principal in each of the third and fourth full years following commencement of amortization, and (d) 10% of the term loan principal in the fifth full year (or portion thereof) following commencement of amortization. In addition, we must make mandatory prepayments of the term loan principal under the Credit Agreement with the net cash proceeds received in connection with certain specified events, including certain asset sales, casualty and condemnation events (subject to customary reinvestment rights). Any remaining outstanding principal balance of the term loan under the Credit Agreement is repayable on the maturity date. Amounts repaid or prepaid with respect to the term loan under the Credit Agreement cannot be reborrowed.
We may, at our option, prepay any revolving loan borrowings under the Credit Agreement, in whole or in part, at any time and from time to time without premium or penalty (except in certain circumstances). Borrowings of revolving loans under the Credit Agreement are also subject to mandatory prepayment in the event that outstanding borrowings and letter of credit usage exceed aggregate revolving loan commitments then in effect.
Under the Credit Agreement, loans generally may bear interest based on term SOFR (the secured overnight financing right) or an annual base rate, as applicable, plus an applicable margin based on our leverage ratio each quarter that may range between 2.50% per annum and 3.00% per annum, in the case of term SOFR loans and between 1.50% per annum and 2.00% per annum in the case of base rate loans. In addition, a commitment fee based on unused availability of the revolving credit facility is also payable which may vary from 0.30% per annum to 0.40% per annum, also based on our leverage ratio.
The Credit Agreement contains certain customary representations, warranties, and affirmative and negative covenants by us and our subsidiaries that restrict the Company’s and its subsidiaries’ ability to take certain actions, including, incurrence of indebtedness, creation of liens, making certain investments, mergers or consolidations, dispositions of assets, assignments, sales or transfers of equity in subsidiaries, repurchase or redemption of capital stock, entering into certain transactions with affiliates, or changing the nature of the Company’s business. The Credit Agreement also contains two financial covenants, which require us to maintain, as of the last day of each fiscal quarter commencing with March 31, 2022, (a) a total leverage ratio of not greater than (i) 3.00 to 1.00 through September 30, 2022 and (ii) 2.50 to 1.00 thereafter and (b) a fixed charge coverage ratio of not less than 1.20 to 1.00. The obligations under the Credit Agreement may be accelerated or the commitments terminated upon the occurrence of events of default under the Credit Agreement, which include payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, cross defaults to other material indebtedness, defaults arising in connection with changes in control, and other customary events of default.

Contractual Obligations
The following summarizes our contractual obligations as of December 31, 2021:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Notes payable	$20,000	$500	$2,500	$17,000	$—
Interest payments	4,950	1,148	2,066	1,736	—
Operating lease obligations	3,991	2,040	1,553	398	—
Purchase obligations	6,671	6,381	290	—	—
Total	$35,612	$10,069	$6,409	$19,134	$—

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
The following tables present a reconciliation of adjusted EBITDA and adjusted net income (loss) for the years ended December 31, 2021 and 2020 to actual net income (loss) for these periods:

	Year Ended December 31,
	2021	2020
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net loss	$(10,288)	$(13,989)
Provision for (benefit from) income taxes	62	(7,182)
Interest expense(1)	$11,313	$7,227
Interest income	—	(21)
Stock based compensation	$2,640	$2,610
Depreciation and amortization	5,188	5,216
Impairment of goodwill (4)	$—	$27,000
Impairment of long-lived assets	636	—
Earnout mark-to-market (5)	$—	$(397)
Severance expenses (6)	2,160	—
Non-core operating expenses (7)	$2,588	$—
Gain on sale of certain recovery contracts (8)	(2,403)	—
Adjusted EBITDA	$11,896	$20,464

	Year Ended December 31,
	2021	2020
	(in thousands)
Reconciliation of Adjusted Net Income (Loss):
Net loss	$(10,288)	$(13,989)
Stock based compensation	2,640	2,610
Amortization of intangibles assets (2)	705	239
Amortization of debt issuance costs (3)	3,586	1,525
Impairment of goodwill (4)	—	27,000
Impairment of long-lived assets	636	—
Earnout mark-to-market (5)	—	(397)
Severance expenses (6)	2,160	—
Non-core operating expenses (7)	2,588	—
Gain on sale of certain recovery contracts (8)	(2,403)	—
Tax adjustments (9)	(2,726)	(8,519)
Adjusted net income (loss)	$(3,102)	$8,469

	Twelve Months Ended
	December 31,
	2021	2020
Adjusted Earnings Per Diluted Share:
Net income (loss)	$(10,288)	$(13,989)
Plus: Adjusted items per reconciliation of adjusted net income	7,186	22,458
Adjusted net income (loss)	$(3,102)	$8,469
Adjusted earnings per diluted share	(0.05)	0.16
Diluted average shares outstanding (10)	60,461	54,458

(1)Represents interest expense and amortization of debt issuance costs related to our Credit Agreement.
(2)Represents amortization of intangibles related to the acquisition of Performant by an affiliate of Parthenon Capital Partners in 2004.
(3)Represents amortization of debt issuance costs related to our Credit Agreement.
(4)Represents a non-cash goodwill impairment charge in 2020 mainly due to the decrease of our market capitalization in the first half of 2020.
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
(10)While net loss for the year ended December 31, 2020 was $13,989, the computation of adjusted net income (loss) results in adjusted net income of $8,469. Therefore, the calculation of the adjusted earnings per diluted share for the year ended December 31, 2020 includes dilutive common share equivalents of 44 added to the basic weighted average shares of 54,414. Similarly, the calculation of the adjusted earnings per diluted share for the three months ended December 31, 2020 includes dilutive common share equivalents of 1,452 added to the basic weighted average shares of 54,754.
Recent Accounting Pronouncements
See "New Accounting Pronouncements" in Note 1(s) of the Consolidated Financial Statements included in Part IV - Item 15 of this report.
ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk
We do not hold or issue financial instruments for trading purposes. We conduct all of our business in U.S. currency and therefore do not have any direct foreign currency risk. We do have exposure to changes in interest rates with respect to the borrowings under our senior secured credit facility, which bear interest at a variable rate based on SOFR. For example, if the interest rate on our borrowings increased 100 basis points (1%) from the credit facility floor of 1.0%, our annual interest expense would increase by approximately $0.2 million.

While we currently hold our excess cash in an operating account, in the future we may invest all or a portion of our excess cash in short-term investments, including money market accounts, where returns may reflect current interest rates. As a result, market interest rate changes may impact our interest expense and interest income. This impact, if applicable, will depend on variables such as the magnitude of interest rate changes and the level of our borrowings under our credit facility or excess cash balances.
ITEM 8. Financial Statements and Supplementary Data
Our consolidated financial statements and notes thereto and the reports of Baker Tilly US, LLP are set forth in the Index to Financial Statements under Item 15, Exhibits, Financial Statement Schedules, and are incorporated herein by reference.
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
Management, with the participation of our Chief Executive Officer and our Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of the fiscal year covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were functioning effectively at the reasonable assurance level as of December 31, 2021.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with United States Generally Accepted Accounting Principles (“US GAAP”). Under the supervision of, and with the participation of our Chief Executive Officer and Chief Accounting Officer, management assessed the effectiveness of internal control over financial reporting as of December 31, 2021. The criteria established in “Internal Control Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) were updated in May 2013, when COSO issued an updated framework (the "2013 COSO Framework"). Management based its assessment on the criteria established in the 2013 COSO Framework. Based on this evaluation, management concluded that its internal control over financial reporting was effective as of December 31, 2021. The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Baker Tilly US, LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the year ended December 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than those noted above.
ITEM 9B.    Other Information
None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable

PART III
ITEM 10.    Information About our Directors, Executive Officers, and Corporate Governance
This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies from the Registrant’s 2022 Annual Meeting of Stockholders.
ITEM 11.    Executive Compensation
This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies from the Registrant’s 2022 Annual Meeting of Stockholders.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies from the Registrant’s 2022 Annual Meeting of Stockholders.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies from the Registrant’s 2022 Annual Meeting of Stockholders.
ITEM 14. Principal Accounting Fees and Services
This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies from the Registrant’s 2022 Annual Meeting of Stockholders.

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

10.6	Third Amended and Restated 2012 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed April 30, 2020)

10.7
Credit Agreement, dated as of December 17, 2021, by and among the Company and the lenders from time to time party thereto and MUFG Union Bank, N.A. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed December 20, 2021)

Exhibit Number	Description

21*	List of Subsidiaries

23.1*	Consent of Baker Tilly US, LLP, Independent Registered Public Accounting Firm

24*	Powers of Attorney (included in the signature page to this report)

31.1*	Rule 13a-14(a)/15d-14(a) Certification, executed by Lisa C. Im

31.2*	Rule 13a-14(a)/15d-14(a) Certification, executed by Ian Johnston

32.1*	Furnished Statement of the Chief Executive Officer under 18 U.S.C. Section 1350

32.2*	Furnished Statement of the Chief Accounting Officer under 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Scheme

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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
ITEM 16. Form 10-K Summary
Not applicable

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Performant Financial Corporation:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Performant Financial Corporation (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended, and the related notes and Schedule II (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
For the year ended December 31, 2021, the Company recognized revenue related to certain healthcare contracts using an output method based upon the date of delivering the results of claims audits and the expected future collections of such claims submitted. As of December 31, 2021 and for the year ended December 31, 2021, the Company recognized $8.1 million of contract assets and $20.7 million of revenue related to these contracts, respectively.
As described in Note 1(k) to the Company’s consolidated financial statements, the Company may recognize revenue upon delivering the results of healthcare claims audits when sufficient reliable information is available to the Company for estimating variable consideration earned based on an output method that reasonably measures the Company’s satisfaction of its performance obligation. Recognition of revenue under this output method is highly judgmental as it requires an evaluation of when the Company believes is has enough experience with eligible contracts to recognize revenue under an output method. It also requires an estimate of expected future collections for claims submitted under each eligible contract. These estimates are dependent upon a number of factors, including the Company’s historical collections.
Auditing contracts under this output method of revenue recognition is complex and highly judgmental due to the variability and uncertainty associated with assessing eligibility for the output method as well as estimating amounts expected to be recovered for claims submitted. Changes in these estimates could have a significant effect on the amount of revenue recognized.

The primary audit procedures we performed to address this critical audit matter included the following:
We obtained an understanding and evaluated the design and implementation, and performed testing of operating effectiveness, of the key controls that address the risks of material misstatements relating to revenue recognition for the healthcare contracts described above including controls over the review and evaluation of contract terms, review of the estimated variable consideration to be recognized under the output method, and review of journal entries related to the recognition of variable consideration under the output method.
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
Milwaukee, Wisconsin
March 16, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Performant Financial Corporation:
Opinion on Internal Control over Financial Reporting
We have audited Performant Financial Corporation’s (the “Company”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for the years then ended, and our report dated March 16, 2022 expressed an unqualified opinion.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment about the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company's internal control over financial reporting is a process effected by those charged with governance, management, and other personnel, designed to provide reasonable assurance regarding the preparation of reliable financial statements in accordance with accounting principles generally accepted in the United States of America. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and those charged with governance; and (3) provide reasonable assurance regarding prevention, or timely detection and correction of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any assessment of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Baker Tilly US, LLP

Baker Tilly US, LLP
Milwaukee, Wisconsin
March 16, 2022

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except per share amounts)

Assets	December 31, 2021	December 31, 2020
Current assets:
Cash and cash equivalents	$17,347	$16,043
Restricted cash	2,203	2,253
Trade accounts receivable, net of allowance for doubtful accounts of $0 and $49, respectively	20,808	23,216
Contract assets	8,113	4,466
Prepaid expenses and other current assets	3,077	3,784
Income tax receivable	3,159	4,758
Total current assets	54,707	54,520
Property, equipment, and leasehold improvements, net	15,708	17,497
Identifiable intangible assets, net	—	689
Goodwill	47,372	47,372
Right-of-use assets	3,235	5,043
Other assets	963	1,106
Total assets	$121,985	$126,227
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of notes payable, net of unamortized debt issuance costs of $11 and $906, respectively	$489	$59,957
Accrued salaries and benefits	8,476	8,799
Accounts payable	1,124	407
Other current liabilities	3,732	3,841
Contract liabilities	634	867
Estimated liability for appeals and disputes	1,190	1,014
Lease liabilities	1,862	2,327
Total current liabilities	17,507	77,212
Notes payable, net of current portion and unamortized debt issuance costs of $416 and $0, respectively	19,084	—
Lease liabilities	1,803	3,442
Other liabilities	1,168	3,593
Total liabilities	39,562	84,247
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized, 500,000 shares at December 31, 2021 and 2020, respectively; issued and outstanding, 69,281 and 54,764 shares at December 31, 2021 and 2020, respectively	7	5
Additional paid-in capital	133,662	82,933
Accumulated deficit	(51,246)	(40,958)
Total stockholders’ equity	82,423	41,980
Total liabilities and stockholders’ equity	$121,985	$126,227
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)

	For the Years Ended December 31,
	2021	2020
Revenues	$124,393	$155,937
Operating expenses:
Salaries and benefits	87,440	100,654
Other operating expenses	38,269	42,248
Impairment of goodwill	—	27,000
Total operating expenses	125,709	169,902
Loss from operations	(1,316)	(13,965)
Gain on sale of certain recovery contracts	2,403	—
Interest expense	(11,313)	(7,227)
Interest income	—	21
Loss before provision for (benefit from) income taxes	(10,226)	(21,171)
Provision for (benefit from) income taxes	62	(7,182)
Net loss	$(10,288)	$(13,989)

Net loss per share attributable to common shareholders (see Note 1)
Basic	$(0.17)	$(0.26)
Diluted	$(0.17)	$(0.26)
Weighted average shares (see Note 1)
Basic	60,461	54,414
Diluted	60,461	54,414
 See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance, January 1, 2020	53,900	$5	$80,589	$(26,969)	$53,625
Common stock issued under stock plans, net of shares withheld for employee taxes	864	—	(266)	—	(266)
Stock-based compensation expense	—	—	2,610	—	2,610
Net loss	—	—	—	(13,989)	(13,989)
Balance, December 31, 2020	54,764	5	82,933	(40,958)	41,980
Common stock issued under stock plans, net of shares withheld for employee taxes	2,113	1	(633)	—	(632)
Stock-based compensation expense	—	—	2,640	—	2,640
Recognition of warrants associated with notes payable	—	—	5,237	—	5,237
Proceeds from exercise of stock options	—	—	41	—	41
Proceeds from public offering, net of costs	12,104	1	42,643	—	42,644
Recognition of earnout shares issued	300	—	801	—	801
Net loss	—	—	—	(10,288)	(10,288)
Balance, December 31, 2021	69,281	$7	$133,662	$(51,246)	$82,423
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(10,288)	$(13,989)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Impairment of long-lived assets	722	88
Impairment of goodwill	—	27,000
Depreciation and amortization	5,188	5,216
Right-of-use assets amortization	1,808	1,791
Stock-based compensation	2,640	2,610
Interest expense from debt issuance costs	3,586	1,525
Earnout mark-to-market	—	(398)
Loss on debt extinguishment	3,371	—
Gain on sale of certain recovery contracts	(2,403)	—
Changes in operating assets and liabilities:
Trade accounts receivable	1,665	3,954
Contract assets	(3,647)	(3,127)
Prepaid expenses and other current assets	707	(455)
Income tax receivable	1,599	(4,594)
Other assets	127	(135)
Accrued salaries and benefits	(323)	2,673
Accounts payable	717	(2,125)
Contract liabilities and other current liabilities	(292)	1,061
Estimated liability for appeals and disputes	176	(4)
Lease liabilities	(2,104)	(1,990)
Other liabilities	(2,333)	1,708
Net cash provided by operating activities	916	20,809
Cash flows from investing activities:
Purchase of property, equipment, and leasehold improvements	(3,416)	(3,792)
Proceeds from sale of certain recovery contracts	3,146	—
Net cash used in investing activities	(270)	(3,792)
Cash flows from financing activities:
Repayment of notes payable	(60,863)	(3,450)
Debt issuance costs paid	(581)	—
Taxes paid related to net share settlement of stock awards	(633)	(266)
Proceeds from exercise of stock options	41	—
Borrowings from notes payable	20,000	—
Proceeds from public offering, net of costs	42,644	—
Net cash provided by (used in) financing activities	608	(3,716)
Net increase in cash, cash equivalents and restricted cash	1,254	13,301
Cash, cash equivalents and restricted cash at beginning of year	18,296	4,995
Cash, cash equivalents and restricted cash at end of year	$19,550	$18,296

Reconciliation of the consolidated statements of cash flows to the consolidated balance sheets:
Cash and cash equivalents	17,347	16,043
Restricted cash	2,203	2,253
Total cash, cash equivalents and restricted cash at end of period	19,550	18,296
Non-cash financing activities:
Recognition of earnout shares issued	$801	$—
Recognition of warrants issued in debt financing	$5,237	$—
Supplemental disclosures of cash flow information:
Cash received for income taxes	$(589)	$(2,257)
Cash paid for interest	$4,310	$5,702
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2021 and 2020
1.    Summary of Significant Accounting Policies
(a)Organization and Nature of Business
Performant Financial Corporation (the Company, "we", or "our") is a leading provider of technology-enabled audit, recovery and analytics services in the United States with a focus in the healthcare payment integrity services industry. The Company works with healthcare payers through claims auditing and eligibility-based (also known as coordination-of-benefits or COB) services to identify improper payments. The Company engages clients in both government and commercial markets. The Company also has a call center which serves clients with multifaceted consumer engagement needs. Clients of the Company typically operate in complex and highly regulated environments and contract for their payment integrity needs in order to reduce losses on improper healthcare payments.

The Company historically worked in recovery markets such as defaulted student loans, federal treasury receivables, and commercial recovery. However, with the ongoing impact of the COVID-19 pandemic in 2020, and the continued pause on student loan recovery work through 2021, the Company sold certain of its non-healthcare recovery contracts, and did not renew or restart existing contracts, nor pursued new non-healthcare recovery opportunities.

The Company’s consolidated financial statements include the operations of Performant Financial Corporation (Performant), its wholly-owned subsidiary Performant Business Services, Inc. (PBS), and PBS's wholly-owned subsidiaries Performant Recovery, Inc. (PRI), Performant Technologies, LLC (PTL), and Premiere Credit of North America, LLC (Premiere). Performant is a Delaware corporation headquartered in California and was formed in 2003. PBS is a Nevada corporation founded in 1997. PRI is a California corporation founded in 1976. PTL is a California limited liability company that was formed in 2004. Premiere is an Indiana limited liability company acquired by Performant on August 31, 2018.
The Company is managed and operated as one business, with a single management team that reports to the Chief Executive Officer.
(b)Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The Company consolidates entities in which it has controlling financial interest, and as of December 31, 2021, all of the Company’s subsidiaries are 100% owned. All intercompany balances and transactions have been eliminated in consolidation.
(c)Use of Estimates in the Preparation of Consolidated Financial Statements
The preparation of the consolidated financial statements in conformity with U.S. GAAP, requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, primarily accounts receivable, contract assets, intangible assets, goodwill, right-of-use assets, contract liabilities, estimated liability for appeals and disputes, lease liabilities, other liabilities, provision for (benefit from) income taxes, and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Our actual results could differ from those estimates.
(d)Cash and Cash Equivalents
Cash and cash equivalents include demand deposits. The Company deposits cash and cash equivalents with high credit quality financial institutions and believes that any amounts in excess of insurance limitations to be at minimal risk. Cash and cash equivalents held at these accounts are currently insured by the Federal Deposit Insurance Corporation (FDIC) up to a maximum of $250,000. The Company's credit loss in the event of failure of these financial institutions is represented by the difference between the FDIC limit and the total amounts on deposit.
The Company collects monies on behalf of certain clients. Cash is often held on behalf of the clients in various trust accounts and is subsequently remitted to the clients based on contractual agreements. Cash held in these trust accounts for contracting agencies is not included in the Company’s assets (Note 11(a)).

(e)Restricted Cash
At December 31, 2021 and 2020, restricted cash included in current assets on our consolidated balance sheet was $2.2 million and $2.3 million, respectively, held in the form of certificates of deposit, which serve as collateral for letters of credit. The Company’s restricted cash is held with high credit quality financial institutions and believes any amounts in excess of the FDIC limit to be at minimal risk.
(f)Property, Equipment, and Leasehold Improvements
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
(g)Goodwill and Other Intangible Assets
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
Identifiable intangible assets consisted of customer contracts and related relationships. Customer contracts and related relationships were amortized over their estimated useful lives of 4 to 20 years. Intangible assets were fully amortized as of December 31, 2021.
(h)Impairment of Long-Lived Assets

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
(i)System Developments
The Company follows the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Subtopic 350-40, Internal-Use Software, which specifies that costs incurred during the application stage of development should be capitalized. All other costs are expensed as incurred. During 2021 and 2020, costs of $2.8 million and $5.4 million, respectively, were capitalized for projects in the application stage of development. Depreciation expense for completed projects during 2021 and 2020 were $3.0 million and $3.1 million, respectively.

(j)Debt Issuance Costs
Debt issuance costs represent loan and legal fees paid in connection with the issuance of long-term debt. Debt issuance costs are deducted from current and non-current notes payable and are amortized to interest expense under the effective interest method in accordance with key terms of the notes payable.
(k)Revenues, Accounts Receivable, Contract Assets, Contract Liabilities, and Estimated Liability for Appeals and Disputes
The Company derives its revenues primarily from providing audit, recovery, and analytics services. Revenues are recognized upon completion of these services for its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.
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
The Company estimates variable consideration only if it can reasonably measure the progress toward complete satisfaction of the performance obligation using an output method based on reliable information, and recognizes such revenue over the performance period only if it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. Any change made to the measure of progress toward complete satisfaction of our performance obligation is recorded as a change in estimate. The Company exercises judgment to estimate the amount of constraint on variable consideration based on the facts and circumstances of the relevant contract operations and availability and reliability of data. The Company reviews the constraint on variable consideration at least quarterly. Although the Company believes the estimates made are reasonable and appropriate, different assumptions and estimates could materially impact the amount of variable consideration recognized.
For contracts that contain a refund right, these amounts are considered variable consideration and the Company estimates its refund liability for each claim, as needed, and recognizes revenue net of such estimate.
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
The following table presents revenue disaggregated by category (in thousands) for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
	2021	2020
	(in thousands)
Eligibility-based	$48,276	$49,844
Claims-based	29,178	18,704
Healthcare Total	$77,454	$68,548
Recovery (1)	33,405	73,396
Customer Care / Outsourced Services	13,534	13,993
Total Revenues	$124,393	$155,937
(1) Represents student lending, state and municipal tax authorities, IRS and Department of Treasury markets, as well as Premiere.
For each of the years ended December 31, 2021 and 2020, the Company had three different clients whose individual revenues exceeded 10% of the Company’s total revenues. The dollar amount (in thousands) and percent of total revenue of each of the three clients are summarized in the table below (in thousands):

	Year Ended December 31, 2021			Year Ended December 31, 2020
Rank	Revenue	Percent of total revenue	Rank	Revenue	Percent of total revenue
1	$55,471	44.6%	1	$45,086	28.9%
2	$15,893	12.8%	2	$21,078	13.5%
3	$15,491	12.5%	3	$16,773	10.8%

Accounts receivable from the top three customers in 2021 were 74% of total trade accounts receivable at December 31, 2021, of which two of these customers comprised 50% and 24% of total trade receivables. Accounts receivable from the top three customers were 53% of total trade receivables at December 31, 2020, of which two of these customers comprised 30% and 12% of total trade receivables.
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in cash used in operating activities in the consolidated statements of cash flows. The Company determines the allowance for doubtful accounts by specific identification. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts was $0 and $49 thousand for December 31, 2021 and 2020, respectively.
Healthcare providers of our clients have the right to appeal claims audit findings and may pursue additional appeals if the initial appeal is found in favor of healthcare clients. For coordination-of-benefits contracts, insurance companies or other responsible parties may dispute the Company’s findings regarding our clients not being the primary payer of healthcare claims. Total estimated liability for appeals and disputes was $1.2 million and $1.0 million as of December 31, 2021 and 2020, respectively. This represents the Company’s best estimate of the amount probable of being refunded to the Company’s healthcare clients.

The Company determined that it does not have any material costs related to obtaining or fulfilling a contract that are recoverable and as such, these contract costs are expensed as incurred.
Contract assets were $8.1 million and $4.5 million as of December 31, 2021 and December 31, 2020, respectively. Contract assets relate to the Company’s rights to consideration for services completed during the respective years, but not invoiced at the reporting date, and receipt of payment is conditional upon factors other than the passage of time.
Contract assets primarily consist of commissions the Company estimates it has earned from completed claims audit findings submitted to healthcare clients. The increase in contract assets resulted from additional consideration earned for services provided to healthcare clients during 2021 and an update in the measure of progress under a certain contract, offset by invoiced amounts.
Contract assets are recorded to accounts receivable when the Company's right to payment becomes unconditional, which is generally when healthcare providers have paid our clients. There was no impairment loss related to contract assets for the years ended December 31, 2021 and 2020.
The Company had contract liabilities of $0.6 million as of December 31, 2021 and $0.9 million as of December 31, 2020. The Company’s contract liabilities related to certain reimbursable costs and an advance healthcare commission payment received from a customer for which the Company recognized revenue as services were delivered in 2021.
(l)Prepaid Expenses and Other Current Assets
At December 31, 2021, prepaid expenses and other current assets were $3.1 million and included approximately $1.4 million related to prepaid software licenses and maintenance agreements, $1.1 million for prepaid insurance, and $0.6 million for various other prepaid expenses. At December 31, 2020, prepaid expenses and other current assets were $3.8 million and included approximately $1.8 million related to prepaid software licenses and maintenance agreements, $1.4 million for prepaid insurance, and $0.6 million for various other prepaid expenses.
(m)Other Current Liabilities
At December 31, 2021, other current liabilities primarily included $3.6 million for services received for which we have not received an invoice, $0.1 million for estimated workers' compensation claims incurred but not reported and 3rd party fees and equipment financing payables. At December 31, 2020, other current liabilities primarily included $3.4 million for services received for which we have not received an invoice, $0.2 million for estimated workers' compensation claims incurred but not reported, and $0.2 million for 3rd party fees and equipment financing payables.
(n)Legal Expenses
The Company recognizes legal fees related to litigation as they are incurred.
(o)Fair Value of Financial Instruments
The Company’s financial instruments include cash and cash equivalents, restricted cash, accounts receivable, accounts payable and accrued liabilities, short-term debt and long-term debt. The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and accrued liabilities approximate their fair values based on or due to their short-term maturities. The carrying values of short-term debt and long-term debt approximate fair value, in which their variable interest rates approximate market rates.

(p)Income Taxes
The Company accounts for income taxes under the asset-and-liability method. Deferred income tax assets and liabilities are recognized for future tax consequences attributable to differences between the carrying value of assets and liabilities for financial reporting purposes and taxation purposes. Deferred income tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on deferred income tax assets and liabilities is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.
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
(q)Stock-based Compensation
The Company accounts for its employee stock-based compensation awards in accordance with FASB ASC Topic 718, Compensation – Stock Compensation. FASB ASC Topic 718 requires that all employee stock-based compensation is recognized as a cost in the consolidated financial statements and that for equity-classified awards, such cost is measured at the grant date fair value of the award.
FASB ASC Topic 718 also requires that excess tax benefits recognized in equity related to stock option exercises are reflected as financing cash inflows. There was no income tax benefit resulting from the exercise of stock options in both 2021 and 2020.
(r)Loss per Share
For the years ended December 31, 2021 and 2020, basic loss per share is calculated by dividing net loss attributable to common shareholders by the sum of the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of common shares and dilutive common shares equivalents outstanding during the period. The Company’s common share equivalents consist of stock options, restricted stock units (RSUs), performance stock units, and warrants. When there is a loss in the period, dilutive common share equivalents are excluded from the calculation of diluted earnings per share, as their effect would be anti-dilutive.
The following table reconciles the basic to diluted weighted average shares outstanding using the treasury stock method (shares in thousands):

	Years Ended December 31,
	2021	2020
Weighted average shares outstanding – basic	60,461	54,414
Dilutive effect of common share equivalents	—	—
Weighted average shares outstanding – diluted	60,461	54,414
(s)New Accounting Pronouncements
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

In February 2020, the FASB issued ASU 2020-02, “Financial Instruments - Credit Losses (Topic 326) and Leases (Topic 842) – Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842).” This ASU provides updated guidance on how an entity should measure credit losses on financial instruments, including trade receivables, held at the reporting date. The amendments make each Topic easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. It also addresses transition and open effective date information for Topic 842. ASU 2016-13, ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-11 and ASU 2020-02 (collectively, “ASC 326”) are effective for public entities for fiscal years beginning after December 15, 2019, except for Smaller Reporting Companies. This ASU is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The Company is in the process of evaluating the effects of the provisions of this pronouncement on our financial statements.
In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes". This ASU clarifies and simplifies accounting for income taxes by eliminating certain exceptions for intra-period tax allocation principles and the methodology for calculating income tax rates in an interim period, among other updates. This ASU was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. The Company's adoption of ASU 2019-12 on January 1, 2021, had no material impact on the Company's consolidated financial statements.
2.    Property, Equipment, and Leasehold Improvements
Property, equipment, and leasehold improvements consist of the following at December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
Land	$1,943	$1,943
Building and leasehold improvements	7,411	7,591
Furniture and equipment	5,757	5,922
Computer hardware and software	74,850	80,358
	89,961	95,814
Less accumulated depreciation and amortization	(74,253)	(78,317)
Property, equipment and leasehold improvements, net	$15,708	$17,497
Depreciation and amortization expense was $4.5 million and $5.0 million for the years ended December 31, 2021 and 2020, respectively.
3.    Goodwill and Identifiable Intangible Assets
The carrying amount of goodwill was $47.4 million as of December 31, 2021 and 2020. For the year ended December 31, 2020, the Company recognized non-cash impairment charge of $27.0 million due to the negative economic impact of the COVID-19 pandemic. The determination of the fair value of the Company's reporting unit involved, among other things, the Company’s market capitalization. The goodwill impairment charges had no impact on the Company’s cash flows or compliance with debt covenants.
Identifiable intangible assets consisted of the following at December 31, 2021 and 2020 (in thousands):

	December 31, 2021	December 31, 2020
Customer contracts and related relationships	$—	$25,740
Perpetual license	—	3,250
Less accumulated amortization	—	(28,301)
Total amortizable intangible assets, net	$—	$689
For the years ended December 31, 2021 and 2020, amortization expense related to intangible assets was $0.7 million and $0.2 million, respectively. The estimated useful lives of intangible assets were shortened in line with the cessation of the related customer contracts.

4.    Credit Agreement
As of December 31, 2021, $20.0 million was outstanding under the credit agreement with MUFG Union Bank, N.A. (the Credit Agreement). The Company’s annual interest rate at December 31, 2021 was 5.6%.
On December 17, 2021, Performant entered into a Credit Agreement with MUFG Union Bank, N.A. The Credit Agreement includes a $20 million term loan commitment, which was fully advanced at closing and a $15 million revolving loan commitment, which was undrawn as of December 31, 2021. A portion of the revolving loan commitment of up to $2.5 million is available for the issuance of letters of credit. Subject to certain customary exceptions, the obligations under the Credit Agreement are, or will be, guaranteed by each of the Company’s existing and future, direct or indirect, domestic subsidiaries. The obligations of the Company under the Credit Agreement are secured by liens on substantially all of the assets of the Company and each of its domestic subsidiaries that are guarantors under the Credit Agreement.
The Credit Agreement matures on December 17, 2026. The proceeds from the term loan under the Credit Agreement were used by the Company, together with cash on hand, to repay in full its credit agreement dated as of August 17, 2017, with ECMC Group, Inc. (as amended, the Prior Credit Agreement), and to pay fees and expenses in connection with the Credit Agreement.
Pursuant to the Credit Agreement, the Company is required to repay the aggregate outstanding principal amount of the term loan under the Credit Agreement in quarterly installments commencing March 31, 2022 in an amount that would result in amortization of (a) 2.5% of the term loan principal in the first full year following commencement of amortization, (b) 5.0% of the term loan principal in the second full year following commencement of amortization, (c) 7.5% of the term loan principal in each of the third and fourth full years following commencement of amortization, and (d) 10% of the term loan principal in the fifth full year (or portion thereof) following commencement of amortization. In addition, the Company must make mandatory prepayments of the term loan principal under the Credit Agreement with the net cash proceeds received in connection with certain specified events, including certain asset sales, casualty and condemnation events (subject to customary reinvestment rights). Any remaining outstanding principal balance of the term loan under the Credit Agreement is repayable on the maturity date. Amounts repaid or prepaid by the Company with respect to the term loan under the Credit Agreement cannot be reborrowed.
The Company may, at its option, prepay any revolving loan borrowings under the Credit Agreement, in whole or in part, at any time and from time to time without premium or penalty (except in certain circumstances). Borrowings of revolving loans under the Credit Agreement are also subject to mandatory prepayment in the event that outstanding borrowings and letter of credit usage exceed aggregate revolving loan commitments then in effect.
Under the Credit Agreement, loans generally may bear interest based on term SOFR (the secured overnight financing right) or an annual base rate, as applicable, plus an applicable margin based on the Company’s leverage ratio each quarter that may range between 2.50% per annum and 3.00% per annum, in the case of term SOFR loans and between 1.50% per annum and 2.00% per annum in the case of base rate loans. The SOFR rate was approximately 2.8% as of December 31, 2021. In addition, a commitment fee based on the unused availability of the revolving credit facility is also payable which may vary from 0.30% per annum to 0.40% per annum, also based on the Company’s leverage ratio.
The Credit Agreement contains certain customary representations, warranties, and affirmative and negative covenants of the Company and its subsidiaries that restrict the Company’s and its subsidiaries’ ability to take certain actions, including, incurrence of indebtedness, creation of liens, making certain investments, mergers or consolidations, dispositions of assets, assignments, sales or transfers of equity in subsidiaries, repurchase or redemption of capital stock, entering into certain transactions with affiliates, or changing the nature of the Company’s business. The Credit Agreement also contains two financial covenants, which require the Company to maintain, as of the last day of each fiscal quarter commencing with March 31, 2022, (a) a total leverage ratio of not greater than (i) 3.00 to 1.00 through September 30, 2022 and (ii) 2.50 to 1.00 thereafter and (b) a fixed charge coverage ratio of not less than 1.20 to 1.00. The obligations under the Credit Agreement may be accelerated or the commitments terminated upon the occurrence of events of default under the Credit Agreement, which include payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, cross defaults to other material indebtedness, defaults arising in connection with changes in control, and other customary events of default.
As of December 31, 2020, $60.1 million was outstanding under the Prior Credit Agreement, which included borrowings on all of the $25 million available as Additional Term Loans. The Company’s annual interest rate at December 31, 2020 was 6.5%. Borrowings under the Prior Credit Agreement included $44 million of the Initial Term Loan and all of the $25 million available as Additional Term Loans (collectively “the Loans").

The Loans bore interest at the one-month LIBOR rate (subject to a 1% per annum floor) plus a margin which varied from 5.5% per annum to 10% per annum based on the Company's total debt to EBITDA ratio. The Company was required to pay 5% of the original principal balance of the Loans annually in quarterly installments and to make mandatory prepayments of the Loans with a percentage of our excess cash flow which may vary between 75% and 0% depending on total debt to EBITDA ratio and from the net cash proceeds of certain asset dispositions and debt not otherwise permitted under the Credit Agreement, in each case, subject to the lender's right to decline to receive such payments.
The Prior Credit Agreement contained certain restrictive financial covenants which the Company certified meeting the requirements quarterly.

In consideration for the Initial Term Loan and subsequent borrowings under the Additional Term Loans, the Company issued warrants to ECMC to purchase up to an aggregate of 5,794,990 shares of the Company’s common stock with an exercise price of $1.92 per share.

On May 24, 2021, Amendment No. 5 to the Prior Credit Agreement (the Fifth Amendment) became effective upon the consummation of the sale of certain non-healthcare recovery contracts and satisfaction of certain conditions specified therein, including a prepayment of $6.0 million of the Loans. This amendment was accounted for as a modification in accordance with ASC 470-50, Debt Modifications and Extinguishments. Upon the effectiveness of the Fifth Amendment, which included the extension of the maturity of the loans for a one-year period, the Company was required to issue additional warrants at the exercise price of $0.96 per share to purchase up to an aggregate of 515,110 additional shares of common stock of the Company, the exercise price for a portion of the existing warrants issued to ECMC to purchase 1,931,663 shares of common stock of the Company was reduced from $1.92 to $0.96 per share, and the contractual term of the existing warrants issued to ECMC to purchase 3,863,326 shares of common stock of the Company was extended to August 11, 2023. In addition, the Company issued to ECMC 300,000 shares of common stock of the Company in connection with an amendment to the Agreement for Purchase of LLC Membership Interests between ECMC Holdings Corporation and the Company, dated as of August 9, 2018 (as amended), and the full satisfaction of certain earnouts pursuant to such agreement.
The Company has accounted for these warrants as equity instruments since the warrants are indexed to the Company’s common shares and meet the criteria for classification in shareholders’ equity. The fair values of the warrants are noted below and were treated as a discount to the Loans. These amounts were being amortized to interest expense under the effective interest method over the life of the Loans.
The Company estimated the fair values of the modified warrants using the Black-Scholes model. The key information and assumptions used to value the warrants are as follows:

	August 2017 Issuance	October 2018 Issuance	April 2019 Issuance	May 2019 Issuance	August 2019 Issuance	September 2019 Issuance	May 2021 Issuance
Exercise price	$1.92	$0.96	$0.96	$0.96	$0.96	$0.96	$0.96
Share price on date of issuance	$2.67	$2.67	$2.67	$2.67	$2.67	$2.67	$2.67
Volatility	80.0%	77.5%	72.5%	72.5%	70.0%	70.0%	65.0%
Risk-free interest rate	0.2%	0.2%	0.3%	0.3%	0.4%	0.4%	0.8%
Expected dividend yield	—%	—%	—%	—%	—%	—%	—%
Contractual term (in years)	2.2	2.4	2.9	3.0	3.2	3.3	5.0
Number of shares	3,863,326	309,066	386,333	463,599	386,333	386,333	515,110
Fair value of warrants	$5.6 million	$0.6 million	$0.7 million	$0.9 million	$0.7 million	$0.7 million	$1.0 million

The fair values of the warrants issued in May 2021, the incremental fair values of the warrants modified by the Fifth Amendment, and the incremental fair value of the 300,000 shares of common stock issued to ECMC to settle the earnout payable were treated as a discount to the Loans, along with a $0.2 million loan amendment fee. These amounts totaled approximately $6.1 million on the effective date of the debt modification and were being amortized to interest expense under the effective interest method over the life of the Loans until the Loans were paid off on December 17, 2021. The remaining unamortized debt issuance costs of $3.4 million were recorded in interest expense on the statements of operations and in loss on debt extinguishment on the statements of cash flows.

Outstanding debt obligations are as follows (in thousands):

	December 31, 2021	December 31, 2020
Principal amount	$20,000	$60,863
Less: unamortized debt issuance costs	(427)	(906)
Loan payable less unamortized debt issuance costs	19,573	59,957
Less: current maturities	(489)	(59,957)
Long-term loan payable, net of current maturities	$19,084	$—

5.    Related Party Transactions

In August of 2018, the Company purchased Premiere from ECMC, with the purchase consideration including the issuance of 1,000,000 shares of Company common stock to ECMC and a commitment to issue ECMC additional shares of common stock as part of an earnout agreement, under which 485,406 additional shares were issued through December 31, 2021. Additionally, as discussed in Note 4, since August 2017, ECMC has served as a lender to the Company under the Prior Credit Agreement with a balance outstanding of $60.9 million as of December 31, 2020. In connection with the Prior Credit Agreement, the Company has issued ECMC warrants to purchase 6,310,100 and 5,794,990 shares of common stock as of December 31, 2021 and 2020, respectively. ECMC’s beneficial ownership percentage on each of these dates was approximately 10.3% and 11.5%, respectively. The Company had a relationship with ECMC as a customer, with revenues of $1.0 million and $6.8 million in 2021 and 2020, respectively. Given the breadth of ECMC’s involvement with the Company as of December 31, 2020, we concluded that ECMC was a related party for purposes of financial statement presentation and disclosure. The Company’s contract with ECMC as a customer ended in May 2021, and the Company's borrowings from ECMC were repaid in December 2021. Based on these events, ECMC is no longer considered to be a related party as of December 31, 2021.
6.    Leases
The Company has entered into various non-cancelable operating lease agreements for office facilities and equipment with original lease periods expiring between 2020 and 2025. Certain of these arrangements have free rent periods and/or escalating rent payment provisions. As such, the Company recognizes rent expense under such arrangements on a straight-line basis in accordance with U.S. GAAP. Some leases include options to renew. The Company does not assume renewals in the determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. The lease agreements do not contain any material residual value guarantees or material restrictive covenants. Leases with an initial term of twelve months or less are not recorded on the balance sheet.
Operating lease expense was $2.3 million and $3.0 million for the years ended December 31, 2021 and 2020, respectively.
Supplemental cash flow and other information related to operating leases for the years ended December 31, 2021 and 2020 are as follows:

	2021		2020
Weighted Average Remaining Lease Term	2.5	years	3.0	years
Weighted Average Discount Rate	6.4%		6.6%
Cash paid for amounts included in the measurement of operating lease liabilities included in operating cash flows	$2.1	million	$3.0	million

The following is a schedule, by years, of maturities of lease liabilities as of December 31, 2021 (in thousands):

Year Ending December 31,	Amount
2022	$2,040
2023	921
2024	632
2025	398
Thereafter	—
Total undiscounted cash flows	3,991
Less imputed interest	(326)
Total	$3,665
7.    Capital Stock
Since August 15, 2012, the authorized common stock has been 500,000,000 shares and the authorized preferred stock has been 50,000,000 shares.
8.    Stock-based Compensation
(a)Stock Options
The terms of the Performant Financial Corporation 2012 Stock Incentive Plan (2012 Plan) provide for the granting of incentive stock options within the meaning of Section 422 of the Internal Revenue Code (the Code) to employees and the granting of nonstatutory stock options, restricted stock, stock appreciation rights, stock unit awards and cash-based awards to employees, non-employee directors and consultants. The Company has reserved 14,550,000 shares of common stock under the Third Amended and Restated 2012 Stock Incentive Plan. Options granted under the 2012 Plan generally vest over four years.
The exercise price of incentive stock options shall generally not be less than 100% of the fair market value of the common stock subject to the option on the date that the option is granted. The exercise price of nonqualified stock options shall generally not be less than 85% of the fair market value of the common stock subject to the option on the date that the option is granted. Options issued under the 2012 Plan have a maximum term of 10 years and vest over schedules determined by the Company's Board of Directors.
Total stock-based compensation expense charged as salaries and benefits expense in the consolidated statements of operations was $2.6 million and $2.6 million for the years ended December 31, 2021 and 2020, respectively. The following table sets forth a summary of the Company's stock option activity for the years ended December 31, 2021 and 2020:

	Outstanding Options	Weighted average exercise price per share	Weighted average remaining contractual life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2020	1,991,166	$10.06	2.89	$—
Granted	—	—		—
Forfeited	(175,605)	7.41		—
Exercised	—	—		—
Outstanding at December 31, 2020	1,815,561	$10.31	1.92	$—
Granted	—	—		—
Forfeited	(210,960)	9.16		12
Exercised	(11,500)	3.57		14
Outstanding December 31, 2021	1,593,101	$10.51	0.82	$7
Vested, exercisable, and expected to vest (1) at December 31, 2021	1,593,101	$10.51	0.82	$7
Exercisable at December 31, 2021	1,593,101	$10.51	0.82	$7
(1) Options expected to vest reflect an estimated forfeiture rate.

There were no stock options granted during the years ended December 31, 2021 and December 31, 2020. The aggregate intrinsic value of our stock options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the years ended December 31, 2021 and 2020 was $0.0 million. At December 31, 2021 and 2020, unrecognized stock-based compensation expense related to non-vested stock-based compensation arrangements was $0.0 million.
Net cash proceeds from the exercise of stock options were $41 thousand and $0 thousand during 2021 and 2020, respectively.
If stock options had been granted during the years ended December 31, 2021 and December 31, 2020, the fair value of each option grant would have been estimated using the Black-Scholes-Merton option pricing model. Expected volatilities are calculated based on the historical volatility data of the Company over a term comparable to the expected term of the options issued. The expected term of the award is determined based on the average of the vesting term and the contractual term. Management monitors share option exercise and employee termination patterns to estimate forfeiture rates within the valuation model.
(b)Restricted Stock Units
The following table summarizes restricted stock unit activity for the years ended December 31, 2021 and 2020:

		Weighted
		average
	Number of	grant date
	Awards	fair value
Outstanding at January 1, 2020	3,254,254	$2.12
Granted	2,821,825	0.65
Forfeited	(294,881)	1.78
Vested and converted to shares, net of units withheld for taxes	(864,225)	2.01
Units withheld for taxes	(324,329)	$2.01
Outstanding at December 31, 2020	4,592,644	$1.27
Granted	1,411,564	4.49
Forfeited	(669,570)	1.51
Vested and converted to shares, net of units withheld for taxes	(2,101,431)	1.17
Units withheld for taxes	(297,856)	$1.40
Outstanding at December 31, 2021	2,935,351	$2.85
Expected to vest at December 31, 2021	2,591,789	$2.85
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
Certain of the RSUs that vested in 2021 and 2020 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes and remitted the cash to the appropriate taxing authorities. The total shares withheld were approximately 298,000 shares for 2021 and approximately 324,000 shares for 2020 and were based on the value of the RSUs on their respective vesting dates as determined by the Company’s closing stock price. These net-share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company. After June 2021, the Company discontinued offering net-share settlement as a method of employees meeting their minimum statutory obligation for their applicable income and other employment taxes.
At December 31, 2021 and 2020, there was $6.0 million and $3.6 million of compensation expense yet to be recognized related to non-vested restricted stock units. The unrecognized expense as of December 31, 2021 is expected to be recognized over the remaining weighted-average vesting period of 1.80 years. Approximately 2,399,000 and 1,189,000 of the restricted stock units vested during the years ended December 31, 2021 and 2020, respectively. Restricted stock units granted under the 2012 Plan generally vest over periods between one year and four years.

9.    Employee Benefit Plan
The Company has a 401(k) Salary Deferral Plan (the Plan) covering all full-time employees who have met certain service requirements. Employees may contribute a portion of their salary up to the maximum limit established by the Code for such plans. Employer contributions are discretionary. No matching contributions were made during 2021 and 2020.
10.    Income Taxes
The Company’s income tax expense (benefit) consists of the following (in thousands):

	2021	2020
Current:
Federal	$128	$(7,164)
State	(66)	(18)
	62	(7,182)
Deferred:
State	—	—
Total expense (benefit)	$62	$(7,182)

The reconciliation between the amount computed by applying the U.S. federal statutory rate of 21% for 2021 and 2020 to income before taxes and the Company's tax provision for 2021 and 2020 is as follows:

	2021	2020
Federal income at the statutory rate	21%	21%
State income tax, net of federal benefit	1	—
Permanent differences	11	—
Goodwill impairment	—	(27)
Work opportunity credit	—	1
Return to provision true-up	(2)	(1)
CARES Act permanent rate benefit	—	14
Valuation allowance	(30)	29
Other	(2)	(3)
Effective tax rate	(1)%	34%

The following table summarized the components of the Company's deferred tax assets and liabilities as of December 31, 2021 and 2020 (in thousands):

	2021	2020
Deferred tax assets
Vacation accrual	$562	$550
Nonqualified stock options	2,859	2,943
State tax deferral	347	340
State tax credits	452	452
Net operating loss	4,762	2,053
Interest expense limitation	3,021	1,615
Lease liability	1,025	1,568
Other	2,047	1,584
Total deferred tax assets	15,075	11,105
Valuation allowance	(10,727)	(6,246)
Total deferred tax assets net of valuation allowance	4,348	4,859
Deferred tax liabilities:
Fixed assets	(2,944)	(3,042)
Right of use asset	(949)	(1,370)
Other	(490)	(482)
Total deferred tax liabilities	(4,383)	(4,894)
Net deferred tax liabilities	$(35)	$(35)
As of December 31, 2021, and 2020, the Company recorded a valuation allowance against deferred tax assets that are not more likely than not realizable based upon the assessment of all positive and negative evidence. The total amount of the valuation allowance at December 31, 2021 is $10.7 million, which is an increase of $4.5 million from the amount recorded as of December 31, 2020.
In March 2020, the Coronavirus Aid, Relief, and Economic Security Act (the CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits US federal NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows US federal NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. This modification significantly impacted the Company by allowing for the carryback of 2018 and 2019 US federal NOL to tax years 2013 and 2014, respectively. These US federal NOL carrybacks had been represented in the December 31, 2019 financial statements by deferred tax assets (DTAs) using a 21% US federal tax rate for which a valuation allowance had been recorded as the Company did not expect that these DTA would be more likely than not realizable in future periods. However, the Company’s US federal tax rate for tax years 2013 and 2014 was 35% and 34%, respectively. As a result, the carryback generated a permanent tax benefit associated with the difference between the current 21% US federal tax rate and the rates applicable to the periods carried back to. The Company recognized an income tax benefit of $7.6 million associated with previously unrecognized DTAs in the year ended December 31, 2020. Upon completion of filing all the refund claims related to the carryback claims during the year ended December 31, 2021, the Company recorded a true-up of $0.2 million in the year ended December 31, 2021 related to the final refunds to be received.
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

The Company has state tax credits of $0.5 million, which will expire in 2024 and no federal tax credits. The Company has state net operating loss carryforwards of $43.3 million which will start to expire in 2023 and a federal net operating loss carryforward of $7.9 million which will be carried forward indefinitely.
The following table reconciles the Company’s unrecognized tax benefits as of December 31, 2021 from its unrecognized tax benefits as of December 31, 2020 (in thousands):

Unrecognized tax benefits balance at December 31, 2020	1,055
Increase related to current year tax positions	169
Settlements	(352)
Lapse of statute of limitations	(475)
Unrecognized tax benefits balance at December 31, 2021	$397
At December 31, 2021 and 2020, the Company had approximately $0.4 million and $1.1 million of unrecognized tax benefits, respectively. The Company has $0.1 million of unrecognized tax benefits for which the statute of limitations is scheduled to expire during the next twelve months. The Company records interest expense and penalties related to unrecognized tax benefits in income tax expense. The amount of accrued interest was $0.1 million and $0.2 million at December 31, 2021 and 2020, respectively. No penalties were recognized in 2021 or accrued at December 31, 2021, and 2020 respectively. The Company has unrecognized tax benefits of approximately $0.4 million which, if recognized, would favorably affect the Company’s effective income tax rate.
The Company files income tax returns with the U.S. federal government and various state jurisdictions. The Company operates in a number of state and local jurisdictions, most of which have never audited the Company's records. Accordingly, the Company is subject to state and local income tax examinations based upon the various statutes of limitations in each jurisdiction. During the third quarter of 2021, the Company reached a conclusion with the California State Franchise Tax Board regarding the 2011-2014 audit and made an audit settlement payment related to 2011-2014 CA uncertain tax positions of $0.4 million. For tax years before 2017, the Company is no longer subject to additional Federal and certain other state tax examinations. The Company has ongoing federal examinations by the Internal Revenue Service for tax years 2017 and 2018.
11. Other Commitments and Contingencies
(a)Trust Funds
The Company collects principal and interest payments and collection costs on defaulted loans for various contracting agencies. Cash collections for some of the Company’s customers are held in trust in bank accounts controlled by the Company. The Company remits trust funds to the contracting agencies on a regular basis. The amount of cash held in trust and the related liability are separated from and not included in the Company’s consolidated financial statements. Cash held in trust for customers totaled $0.2 million and $0.8 million at December 31, 2021 and 2020, respectively.
(b)Litigation
The Company, during the ordinary course of its operations, has been named in various legal suits and claims, several of which are still pending. In the opinion of management and the Company’s legal counsel, such legal actions are not expected to have a material effect on the Company’s consolidated financial position or results of operations or cash flows.
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

Date: March 16, 2022
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

Name	Title	Date

/s/ Lisa C. Im	Chief Executive Officer (Principal Executive Officer) and Board Chair	March 16, 2022
Lisa C. Im

/s/ Ian Johnston	Vice President and Chief Accounting Officer (Principal Financial Officer)	March 16, 2022
Ian Johnston

/s/ James LaCamp	Director	March 16, 2022
James LaCamp

/s/ Bradley M. Fluegel	Director	March 16, 2022
Bradley M. Fluegel

/s/ William D. Hansen	Director	March 16, 2022
William D. Hansen

/s/ Eric Yanagi	Director	March 16, 2022
Eric Yanagi

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2021 and 2020
Allowance for doubtful accounts (in thousands):

Description	Balance at Beginning of Period	Additions Charged against Expense	Recoveries	Charge-offs	Balance at End of Period
2021	$49	—	—	(49)	$—
2020	$237	30	—	(218)	$49
Estimated allowance and liability for appeals and disputes (in thousands):

Description	Balance at Beginning of Period	Additions Charged against Revenue	Appeals Found in Providers Favor	Balance at End of Period
2021	$1,014	1,169	(993)	$1,190
2020	$1,018	687	(691)	$1,014

Deferred tax asset valuation allowance (in thousands):

Description	Balance at Beginning of Period	Additions	Releases	Balance at End of Period
2021	$6,249	4,478	—	$10,727
2020	$12,809	—	(6,560)	$6,249