Form 10-Q
period 2022-03-31
Performant Financial Corp
filed 2022-05-10
CIK 1550695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

Large accelerated filer	☐	Accelerated filer	☒	Emerging growth company	☐

Non-accelerated filer	☐	Smaller reporting company	☒
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
The number of shares of Common Stock outstanding as of May 9, 2022 was 73,143,833.

PERFORMANT FINANCIAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2022
INDEX

i

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,432	$17,347
Restricted cash	2,203	2,203
Trade accounts receivable, net of allowance for doubtful accounts of $29 and $0, respectively	19,837	20,808
Contract assets	8,875	8,113
Prepaid expenses and other current assets	3,941	3,077
Income tax receivable	3,085	3,159
Total current assets	55,373	54,707
Property, equipment, and leasehold improvements, net	15,306	15,708
Goodwill	47,372	47,372
Right-of-use assets	2,760	3,235
Other assets	965	963
Total assets	$121,776	$121,985
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of notes payable, net of unamortized debt issuance costs of $13 and $11, respectively	$612	$489
Accrued salaries and benefits	5,935	8,476
Accounts payable	1,191	1,124
Other current liabilities	1,762	3,732
Contract liabilities	773	634
Estimated liability for appeals and disputes	1,471	1,190
Lease liabilities	1,528	1,862
Total current liabilities	13,272	17,507
Notes payable, net of current portion and unamortized debt issuance costs of $392 and $416, respectively	18,858	19,084
Lease liabilities	1,601	1,803
Other liabilities	1,174	1,168
Total liabilities	34,905	39,562
Commitments and contingencies (note 3 and note 4)
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized, 500,000 shares at March 31, 2022 and December 31, 2021 respectively; issued and outstanding 73,144 and 69,281 shares at March 31, 2022 and December 31, 2021, respectively	7	7
Additional paid-in capital	139,783	133,662
Accumulated deficit	(52,919)	(51,246)
Total stockholders’ equity	86,871	82,423
Total liabilities and stockholders’ equity	$121,776	$121,985
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues	$27,083	$31,390
Operating expenses:
Salaries and benefits	20,439	24,090
Other operating expenses	8,131	10,356
Total operating expenses	28,570	34,446
Loss from operations	(1,487)	(3,056)
Interest expense	(155)	(1,346)
Loss before provision for income taxes	(1,642)	(4,402)
Provision for income taxes	31	37
Net loss	$(1,673)	$(4,439)
Net loss per share
Basic	$(0.02)	$(0.08)
Diluted	$(0.02)	$(0.08)
Weighted average shares
Basic	69,873	54,813
Diluted	69,873	54,813
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2022					Three Months Ended March 31, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount				Shares	Amount
Balances at beginning of period	69,281	$7	$133,662	$(51,246)	82,423	54,764	$5	$82,933	$(40,958)	$41,980
Common stock issued under stock plans, net of shares withheld for employee taxes	—	—	—	—	—	61	—	(23)	—	(23)
Stock-based compensation expense	—	—	558	—	558	—	—	649	—	649
Proceeds from exercise of warrants	3,863	—	5,563	—	5,563	—	—	—	—	—
Net loss	—	—	—	(1,673)	(1,673)	—	—	—	(4,439)	(4,439)
Balances at end of period	73,144	$7	$139,783	$(52,919)	$86,871	54,825	$5	$83,559	$(45,397)	$38,167

See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(1,673)	$(4,439)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss (gain) on disposal of assets and impairment of long-lived assets	(17)	636
Depreciation and amortization	1,102	1,016
Right-of-use assets amortization	475	507
Stock-based compensation	558	649
Interest expense from debt issuance costs	24	369
Changes in operating assets and liabilities:
Trade accounts receivable	971	2,616
Contract assets	(762)	(283)
Prepaid expenses and other current assets	(864)	117
Income tax receivable	74	60
Other assets	(2)	85
Accrued salaries and benefits	(2,541)	799
Accounts payable	67	458
Contract liabilities and other current liabilities	(1,815)	(114)
Estimated liability for appeals and disputes	281	3,359
Lease liabilities	(536)	(591)
Other liabilities	7	(422)
Net cash (used in) provided by operating activities	(4,651)	4,822
Cash flows from investing activities:
Purchase of property, equipment, and leasehold improvements	(700)	(826)
Net cash used in investing activities	(700)	(826)
Cash flows from financing activities:
Repayment of notes payable	(125)	(863)
Debt issuance costs paid	(2)	—
Taxes paid related to net share settlement of stock awards	—	(23)
Proceeds from exercise of warrants	5,563	—
Net cash provided by (used in) financing activities	5,436	(886)
Net increase in cash, cash equivalents and restricted cash	85	3,110
Cash, cash equivalents and restricted cash at beginning of period	19,550	18,296
Cash, cash equivalents and restricted cash at end of period	$19,635	$21,406

Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and cash equivalents	$17,432	$19,203
Restricted cash	2,203	2,203
Total cash, cash equivalents and restricted cash at end of period	$19,635	$21,406
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$1	$432
Cash paid for interest	$176	$977

See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

1. Organization and Description of Business
(a) Basis of Presentation and Organization
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, ("U.S. GAAP"), for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim unaudited consolidated financial statements furnished herein include all adjustments necessary (consisting only of normal recurring adjustments) for a fair presentation of our financial position at March 31, 2022, and the results of our operations for the three months ended March 31, 2022 and 2021, and cash flows for the three months ended March 31, 2022 and 2021. Interim financial statements are prepared on a basis consistent with our annual consolidated financial statements. The interim financial statements included herein should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2021.
Performant Financial Corporation (the Company, we, or our) is a leading provider of technology-enabled audit, recovery, and analytics services in the United States with a focus in the healthcare payment integrity services industry. The Company works with healthcare payers through claims auditing and eligibility-based (also known as coordination-of-benefits or COB) services to identify improper payments. The Company engages clients in both government and commercial markets. The Company also has a call center which serves clients with complex consumer engagement needs. Clients of the Company typically operate in complex and highly regulated environments and contract for their payment integrity needs in order to reduce losses on improper healthcare payments.
The Company historically worked in recovery markets such as defaulted student loans, federal and state treasury receivables, and commercial recovery. However, with the ongoing impact of the COVID-19 pandemic, and the continued pause on student loan recovery work, the Company sold certain of its non-healthcare recovery contracts in 2021 and did not renew or restart existing contracts, nor pursued new non-healthcare recovery opportunities.
The Company's consolidated financial statements include the operations of Performant Financial Corporation (Performant), its wholly-owned subsidiary Performant Business Services, Inc. (PBS), and PBS's wholly-owned subsidiaries Performant Recovery, Inc. (PRI), and Performant Technologies, LLC (PTL). The Company's consolidated financial statements also included the operations of Premiere Credit of North America, LLC (Premiere) through the end of 2021 when the entity was dissolved. Performant is a Delaware corporation headquartered in California and was formed in 2003. PBS is a Nevada corporation founded in 1997. PRI is a California corporation founded in 1976. PTL is a California limited liability company that was originally formed in 2004. Premiere was an Indiana limited liability company acquired by Performant on August 31, 2018. All intercompany balances and transactions have been eliminated in consolidation.
The Company is managed and operated as one business, with a single management team that reports to the Chief Executive Officer.
The preparation of the consolidated financial statements, in conformity with U.S. GAAP, requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, primarily accounts receivable, contract assets, goodwill, right-of-use assets, estimated liability for appeals and disputes, lease liabilities, other liabilities, provision for (benefit from) income taxes, and disclosure of contingent liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Our actual results could differ from these estimates.
(b) Revenues, Accounts Receivable, Contract Assets, Contract Liabilities, Estimated Liability for Appeals and Disputes
The Company derives its revenues primarily from providing audit, recovery, and analytics services. Revenues are recognized upon completion of these services for its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.

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
The following table presents revenue disaggregated by category for the three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Eligibility-based	$14,215	$7,911
Claims-based	9,149	5,375
Healthcare Total	23,364	13,286
Recovery (1)	118	14,491
Customer Care / Outsourced Services	3,601	3,613
Total Revenues	$27,083	$31,390
(1)Represents student lending, state and municipal tax authorities, IRS and Department of Treasury markets, as well as Premiere.
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in cash used in operating activities in the consolidated statements of cash flows. The Company determines the allowance for doubtful accounts by specific identification. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is consider remote. The allowance for doubtful accounts was $29 thousand and $0 at March 31, 2022 and December 31, 2021, respectively.
Healthcare providers of our clients have the right to appeal claims audit findings and may pursue additional appeals if the initial appeal is found in favor of healthcare clients. For eligibility or COB contracts, insurance companies or other responsible parties may dispute the Company’s findings regarding our clients not being the primary payer of healthcare claims. Total estimated liability for appeals and disputes was $1.5 million as of March 31, 2022 and $1.2 million as of December 31, 2021. This represents the Company’s best estimate of the amount probable of being refunded to the Company’s healthcare clients.
The Company determined that it does not have any material costs related to obtaining or fulfilling a contract that are recoverable and as such, these contract costs are generally expensed as incurred.
Contract assets were approximately $8.9 million and $8.1 million as of March 31, 2022 and December 31, 2021, respectively. Contract assets relate to the Company’s rights to consideration for services completed during the respective years, but not invoiced at the reporting date, and receipt of payment is conditional upon factors other than the passage of time. Contract assets primarily consist of commissions the Company estimates it has earned from completed claims audit findings submitted to healthcare clients. The increase in contract assets resulted from additional consideration earned for services provided to healthcare clients during the period, offset by invoiced amounts.
Contract assets are recorded to accounts receivable when the Company's right to payment becomes unconditional, which is generally when healthcare providers have paid our clients. There was no impairment loss related to contract assets for the three months ended March 31, 2022.
Contract liabilities were $0.8 million and $0.6 million as of March 31, 2022 and December 31, 2021, respectively. The Company’s contract liabilities related to certain reimbursable costs due to a healthcare client.

(c) Prepaid Expenses and Other Current Assets
At March 31, 2022, prepaid expenses and other current assets were $3.9 million and included approximately $2.1 million related to prepaid software licenses and maintenance agreements, $1.2 million for prepaid insurance, and $0.6 million for various other prepaid expenses. At December 31, 2021, prepaid expenses and other current assets were $3.1 million and included approximately $1.4 million related to prepaid software licenses and maintenance agreements, $1.1 million for prepaid insurance, and $0.6 million for various other prepaid expenses.
(d) Impairment of Goodwill and Long-Lived Assets
The balance of goodwill was $47.4 million as of March 31, 2022 and December 31, 2021, which was net of accumulated impairment loss of $34.2 million. Goodwill is reviewed for impairment at least annually in December or as certain events or conditions arise during the year. The Company may first assess qualitative factors for indicators of impairment to determine whether it is necessary to perform the quantitative goodwill impairment test. In performing the quantitative assessment of goodwill, if the carrying value of the Company, as one reporting unit, exceeds its fair value, goodwill is considered impaired. The amount of impairment loss is measured as the difference between the carrying value and the fair value of the reporting unit.
Impairment testing is based upon the best information available and estimates of fair value which incorporate assumptions marketplace participants would use in making their estimates of fair value. Significant assumptions and estimates are required, including, but not limited to, our market capitalization, projecting future cash flows and other assumptions, to estimate the fair value of the reporting unit. Although the Company believes the assumptions and estimates made are reasonable and appropriate, different assumptions and estimates could materially impact the amount of impairment. Based on management’s analysis, there was no impairment to goodwill as of March 31, 2022.
Long-lived assets and intangible assets that are subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There was no impairment and a $0.6 million non-cash impairment charge to long-lived assets for the three months ended March 31, 2022 and 2021, respectively, included in other operating expenses. The estimated useful lives of long-lived assets associated with certain recovery contracts were also shortened in line with the expected cessation of the related contracts.
(e) Other Current Liabilities
At March 31, 2022, other current liabilities primarily included $1.6 million for services received for which we have not received an invoice, $0.1 million for estimated workers' compensation claims incurred but not reported, and $0.1 million for 3rd party fees. At December 31, 2021, other current liabilities primarily included $3.6 million for services received for which we have not received an invoice, $0.1 million for estimated workers' compensation claims incurred but not reported, 3rd party fees, and equipment financing payables.
(f) New Accounting Pronouncements
In August 2020, the FASB issued ASU 2020-06, "Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity", which is intended to simplify the accounting for convertible instruments by removing certain separation models in Subtopic 470-20, Debt-Debt with Conversion and Other Options, for convertible instruments. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted. The Company's adoption of ASU 2020-06 as of January 1, 2022 had no impact on our financial position, results of operations, or cash flows.

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
2. Property, Equipment, and Leasehold Improvements
Property, equipment, and leasehold improvements consist of the following at March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Land	$1,943	$1,943
Building and leasehold improvements	7,411	7,411
Furniture and equipment	5,704	5,757
Computer hardware and software	75,551	74,850
	90,609	89,961
Less accumulated depreciation and amortization	(75,303)	(74,253)
Property, equipment and leasehold improvements, net	$15,306	$15,708
Depreciation expense of property, equipment and leasehold improvements was $1.1 million and $1.0 million for the three months ended March 31, 2022 and 2021, respectively.
3. Notes Payable
As of March 31, 2022, $19.9 million was outstanding under the credit agreement with MUFG Union Bank, N.A. (the Credit Agreement). The Company’s annual interest rate at March 31, 2022 was 2.8%.
On December 17, 2021, the Company entered into a Credit Agreement with MUFG Union Bank, N.A. The Credit Agreement includes a $20 million term loan commitment, which was fully advanced at closing and a $15 million revolving loan commitment, which remains undrawn as of March 31, 2022. A portion of the revolving loan commitment of up to $2.5 million is available for the issuance of letters of credit. Subject to certain customary exceptions, the obligations under the Credit Agreement are, or will be, guaranteed by each of the Company’s existing and future, direct or indirect, domestic subsidiaries. The obligations of the Company under the Credit Agreement are secured by liens on substantially all of the assets of the Company and each of its domestic subsidiaries that are guarantors under the Credit Agreement.
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
As of March 31, 2022, the Company was in compliance with all financial covenants.
Outstanding debt obligations were as follows (in thousands):

	March 31, 2022	December 31, 2021
Principal amount	$19,875	$20,000
Less unamortized discount and issuance costs	(404)	(427)
Notes payable, net of unamortized discount and issuance costs	19,471	19,573
Less current maturities, net of unamortized discount and issuance costs	(613)	(489)
Long-term notes payable, net of current maturities and unamortized discount and issuance costs	$18,858	$19,084
The following is a schedule, by years, of maturities of notes payable as of March 31, 2022 (in thousands):

Year Ending December 31,	Amount
Remainder of 2022	$375
2023	1,000
2024	1,500
2025	1,500
2026	15,500
Total notes payable	$19,875
4. Leases
The Company has entered into various non-cancelable operating lease agreements for office facilities and equipment with original lease periods expiring between 2022 and 2025. Certain of these arrangements have free rent periods and/or escalating rent payment provisions. As such, the Company recognizes rent expense under such arrangements on a straight-line basis in accordance with U.S. GAAP. Some leases include options to renew. The Company does not assume renewals in its determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. The lease agreements do not contain any material residual value guarantees or material restrictive covenants. Leases with an initial term of twelve months or less are not recorded on the balance sheet.

Operating lease expense was $0.5 million and $0.6 million for the three months ended March 31, 2022 and 2021, respectively.
Supplemental cash flow and other information related to operating leases were as follows:

	March 31, 2022	March 31, 2021
Weighted Average Remaining Lease Term (in years)	2.4	2.8
Weighted Average Discount Rate	6.4%	6.6%
Cash paid for amounts included in the measurement of operating lease liabilities	$0.6 million	$0.7 million
The following is a schedule, by years, of maturities of lease liabilities as of March 31, 2022 (in thousands):

Year Ending December 31,	Amount
Remainder of 2022	$1,445
2023	921
2024	635
2025	398
Total undiscounted cash flows	$3,399
Less imputed interest	(270)
Present value of lease liabilities	$3,129
5. Stock-Based Compensation
(a) Stock Options
Total stock-based compensation expense charged as salaries and benefits expense in the consolidated statements of operations was $0.6 million and $0.6 million for the three months ended March 31, 2022 and 2021 respectively.
The following table sets forth a summary of the Company's stock option activity for the three months ended March 31, 2022:

	Outstanding Options	Weighted average exercise price per share	Weighted average remaining contractual life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	1,593,101	$10.51	0.82	$7
Granted	—	—		—
Forfeited	(63,579)	10.19		—
Exercised	—	—		—
Outstanding at March 31, 2022	1,529,522	$10.53	0.57	$14
Vested, exercisable, expected to vest(1) at March 31, 2022	1,529,522	$10.53	0.57	$14
Exercisable at March 31, 2022	1,529,522	$10.53	0.57	$14
 (1) Options expected to vest reflect an estimated forfeiture rate.
The Company recognizes share-based compensation costs as expense on a straight-line basis over the option vesting period, which generally is four years. As of March 31, 2022, all options have vested and there was no unrecognized compensation costs.

(b) Restricted Stock Units and Performance Stock Units
The following table summarizes restricted stock unit and performance stock unit activity for the three months ended March 31, 2022:

	Number of Awards	Weighted average grant date fair value per share
Outstanding at December 31, 2021	2,935,351	$2.85
Granted	110,200	2.19
Forfeited	(95,981)	2.35
Vested and converted to shares, net of units withheld for taxes	—	—
Outstanding at March 31, 2022	2,949,570	$2.84
Expected to vest at March 31, 2022	2,597,270	$2.84
Restricted stock units and performance stock units granted under the Performant Financial Corporation Amended and Restated 2012 Stock Incentive Plan generally vest over periods between one year and four years.
As of March 31, 2022, there was approximately $5.2 million of total unrecognized compensation cost related to unvested restricted stock units granted to employees. This unrecognized compensation cost is expected to be recognized over an estimated weighted-average amortization period of approximately 2.9 years.
6. Income Taxes
The Company's effective income tax rate changed to (2)% for the three months ended March 31, 2022 from (1)% for the three months ended March 31, 2021. Similar to March 31, 2021, the primary driver of the effective income tax rate is the overall losses from operations for the three months ended March 31, 2022 for which no benefit is recognized due to valuation allowance.
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
7. Net Income (Loss) per Share
For the three months ended March 31, 2022 and 2021, basic net income (loss) per share is calculated by dividing net income (loss) by the sum of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of common stock and dilutive common share equivalents outstanding during the period. Common share equivalents consist of stock options, restricted stock units, performance stock units, and warrants. When there is a loss in the period, dilutive common share equivalents are excluded from the calculation of diluted earnings per share, as their effect would be anti-dilutive. For example, for the three months ended March 31, 2022 and 2021, respectively, diluted weighted average shares outstanding are the same as basic average shares outstanding. When there is net income in the period, the Company excludes stock options, restricted stock units, performance stock units, and warrants from the calculation of diluted earnings per share when their combined exercise price and unamortized fair value exceeds the average market price of the Company's common stock because their effect would be anti-dilutive.

The following table reconciles the basic to diluted weighted average shares outstanding using the treasury stock method (shares in thousands):

	Three Months Ended March 31,
	2022	2021
Weighted average shares outstanding – basic	69,873	54,813
Dilutive effect of stock options	—	—
Weighted average shares outstanding – diluted	69,873	54,813
Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share, as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (shares in thousands):

	March 31, 2022	March 31, 2021
Options to purchase common stock	1,529	1,752
RSUs	2,950	4,436
Warrants outstanding	2,447	5,795
Total	6,926	11,983
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
We historically worked in recovery markets such as defaulted student loans, federal treasury and state tax receivables, and commercial recovery. However, with the ongoing impact of the COVID-19 pandemic and the Department of Education’s decision to continue to pause student loan recovery work, we sold certain of our non-healthcare recovery contracts in 2021 and we did not renew or restart existing recovery contracts, nor pursue new non-healthcare recovery opportunities.
Our revenue model is generally success-based as we earn fees on the aggregate correct audits and/or amount of funds that we enable our clients to recover. Our services do not require significant upfront investments by our clients and offer our clients the opportunity to recover significant funds otherwise lost. Because our model is based upon the success of our efforts, our business objectives are aligned with those of our clients and we are generally not reliant on their spending budgets.
COVID-19 Pandemic Update
We continue to face uncertainty around the breadth, and duration of business disruptions related to the COVID-19 pandemic, as well as its impact on the U.S. economy, the ongoing business operations of our clients, and the results of our operations and financial condition. While our management team continues to actively monitor the impacts of the COVID-19 pandemic and may take further actions to our business operations that we determine are in the best interests of our employees and clients, or as required by federal, state, or local authorities, the continuing impact of the COVID-19 pandemic on our results of operations, financial condition, or liquidity for fiscal year 2022 and beyond cannot be estimated at this point.
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

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Eligibility-based	$14,215	$7,911
Claims-based	9,149	5,375
Healthcare Total	23,364	13,286
Recovery (1)	118	14,491
Customer Care / Outsourced Services	3,601	3,613
Total Revenues	$27,083	$31,390
(1)Represents student lending, state and municipal tax authorities, IRS, Department of the Treasury, and Premiere Credit of North America.
Healthcare Revenues
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
For our healthcare business, our business strategy is focused on utilizing our technology-enabled services platform to provide claims-based, eligibility-based, and analytical services for healthcare payers. Revenues from our healthcare services were $23.4 million for the three months ended March 31, 2022 compared to revenues of $13.3 million from our healthcare services during for the three months ended March 31, 2021.
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
In March 2021, we were re-awarded the Region 1 RAC contract by CMS after a competitive procurement process. The renewed contract has an 8.5-year term.
In January 2022, we were awarded the indefinite delivery, indefinite quantity (IDIQ) contract by the U.S. Department of Health and Human Services, Office of the Inspector General (HHS OIG) , which has a base term of one year and four additional 1-year options. Under the IDIQ contract, we will provide medical review and consultative services associated with the oversight activities of the HHS OIG, primarily assessing services and claims for Medicare fee-for-service payments for Part A and Part B. This contract was awarded via a full-and-open competitive procurement.

In March 2022, we were awarded the contract for Region 2 of the Medicare Fee for Service Recovery Audit Program, but we anticipate a delay before the contract kicks off, as the award is currently under review by CMS related to the incumbent contractor’s protest.
Many of our healthcare clients are expanding the scope of services that we provide, and we continue to implement new programs for them. We believe this growth trend will continue as our suite of payment integrity services and our customer relationships continue to mature. We currently anticipate that our healthcare revenues will drive the majority of our overall revenue growth.
Recovery Revenues
Historically, the recovery market revenues contributed a majority of our revenues. However, the COVID-19 pandemic had a significant impact on our recovery revenues. In 2021, we sold certain non-healthcare recovery contracts, and did not renew or restart other existing non-healthcare recovery contracts, nor pursue new non-healthcare recovery opportunities. Commencing in 2022, we anticipate that we will not generate significant revenues from the non-healthcare recovery market.
Customer Care / Outsourced Services Revenues
We derive revenues from first party call center and other outsourced services for certain clients. Our revenues for these services include contingent fees based on the volume of processed transactions and the quantity of labor hours provided to our clients.
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
Claims Recovery Volume
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
Regulatory Matters
Each of the markets which we serve is highly regulated. Accordingly, changes in regulations that affect the types of receivables and claims that we are able to service or audit or the manner in which any such receivables and claims can be recovered will affect our revenues and results of operations.
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
Healthcare providers have the right to appeal claims audit findings and may pursue additional appeals if the initial appeal is found in favor of healthcare clients. For eligibility or COB contracts, insurance companies or other responsible parties may dispute our findings regarding our clients not being the primary payer of healthcare claims. Total estimated liability for appeals, disputes, and refunds was $1.5 million as of March 31, 2022 and $1.2 million as of December 31, 2021. This represents our best estimate of the amount probable of being refunded to our healthcare clients.
Contract assets totaled $8.9 million and $8.1 million as of March 31, 2022 and December 31, 2021, respectively. Contract assets relate to our right to consideration for services completed, but not invoiced at the reporting date, and receipt of payment is conditional upon factors other than the passage of time. Contract assets primarily consist of commissions we estimate we have earned from completed claims audit findings submitted to healthcare clients. The increase in contract assets resulted primarily from additional consideration earned for services provided to our healthcare clients, offset by invoiced amounts.

Contract assets are recorded to accounts receivable when our rights to payment become unconditional, which is generally when healthcare providers or payers have paid our clients. There was no impairment loss related to contract assets for the three months ended March 31, 2022 and 2021.
Contract liabilities totaled $0.8 million and $0.6 million as of March 31, 2022 and December 31, 2021, respectively. Our contract liabilities related to certain reimbursable costs due to a client.
Recent Accounting Pronouncements
See "New Accounting Pronouncements" in Note 1(f) of the Consolidated Financial Statements included in Part I - Item 1 of this report.
Results of Operations
Three Months Ended March 31, 2022 compared to the Three Months Ended March 31, 2021
The following table represents our historical operating results for the periods presented:

	Three Months Ended March 31,
	2022	2021	$ Change	% Change
	(in thousands)
Consolidated Statement of Operations Data:
Revenues	$27,083	$31,390	$(4,307)	(14)%
Operating expenses:
Salaries and benefits	20,439	24,090	(3,651)	(15)%
Other operating expenses	8,131	10,356	(2,225)	(21)%
Total operating expenses	28,570	34,446	(5,876)	(17)%
Income (loss) from operations	(1,487)	(3,056)	1,569	51%
Interest expense	(155)	(1,346)	1,191	88%
Income (loss) before provision for (benefit from) income taxes	(1,642)	(4,402)	2,760	63%
Provision for (benefit from) income taxes	31	37	6	16%
Net income (loss)	$(1,673)	$(4,439)	$2,766	62%
Revenues
Total revenues were $27.1 million for the three months ended March 31, 2022, a decrease of approximately 14%, compared to total revenues of $31.4 million for the three months ended March 31, 2021.
Healthcare revenues were $23.4 million for the three months ended March 31, 2022, representing an increase of $10.1 million, or 76%, compared to the three months ended March 31, 2021. This increase in healthcare revenues was primarily attributable to the continued growth from our fully implemented statements of work and numerous program implementations over the past year. In addition, the increase in eligibility-based services revenue of $6.3 million compared to the three months ended March 31, 2021 reflects a $3.3 million charge to revenue to accrue a refund liability to a client for the three months ended March 31, 2021.
Recovery revenues were $0.1 million for the three months ended March 31, 2022, representing a decrease of $14.4 million, or 99%, compared to the three months ended March 31, 2021. The decrease was primarily due to our decision to sell certain of our recovery contracts and to not renew or extend our other existing recovery contracts as a result of the adverse impacts of the COVID-19 pandemic on our recovery business.
Customer Care / Outsourced Services revenues were approximately $3.6 million for both the three months ended March 31, 2022 and 2021. The primary service that we offer within our customer care markets continue to be impacted by the pause in collections of payments for federal student loans, which has been extended to August 31, 2022.

Salaries and Benefits
Salaries and benefits expense was $20.4 million for the three months ended March 31, 2022, a decrease of $3.7 million, or 15%, compared to salaries and benefits expense of $24.1 million for the three months ended March 31, 2021. The decrease in salaries and benefits expense was primarily driven by lower headcount related to lower activities under our non-healthcare recovery contracts as a result of selling certain of our recovery contracts and our decision to not renew or extend our other existing recovery contracts in 2021.
Other Operating Expenses
Other operating expenses were $8.1 million for the three months ended March 31, 2022, compared to other operating expenses of $10.4 million for the three months ended March 31, 2021. The decrease in other operating expenses was primarily due to lower activity levels under our non-healthcare recovery contracts during the three months ended March 31, 2022 and a decrease in professional services.
Income (Loss) from Operations
As a result of the factors described above, loss from operations was $1.5 million for the three months ended March 31, 2022, compared to loss from operations of $3.1 million for the three months ended March 31, 2021. This decrease of $1.6 million in loss from operations was driven primarily by a greater decrease in total operating expenses as compared to a smaller decrease in revenues during the three months ended March 31, 2022.
Interest Expense
Interest expense was $0.2 million for the three months ended March 31, 2022, compared to $1.4 million for the three months ended March 31, 2021, representing a decrease of $1.2 million. This decrease in interest expense is due to a lower principal balance and lower interest rate during the three months ended March 31, 2022.
Income Taxes
We recognized an income tax expense of $31 thousand for the three months ended March 31, 2022, compared to an income tax expense of $37 thousand for the three months ended March 31, 2021. Our effective income tax rate changed to (2)% for the three months ended March 31, 2022, from (1)% for the three months ended March 31, 2021. Similar to the three months ended March 31, 2021, the primary driver of our effective tax rate is the overall losses from operations for the three months ended March 31, 2022 for which no benefit is recognized due to valuation allowance.
Net Income (Loss)
As a result of the factors described above, net loss was $1.7 million for the three months ended March 31, 2022, which represented a decrease in net loss of approximately $2.8 million, or 62%, compared to net loss of $4.4 million for the three months ended March 31, 2021.

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
Because of these limitations, you should consider adjusted EBITDA and adjusted net income alongside other financial performance measures, including net income and our other U.S. GAAP results. The following tables present a reconciliation of adjusted EBITDA and adjusted net income for each of the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Adjusted EBITDA:
Net income (loss)	$(1,673)	$(4,439)
Provision for income taxes	31	37
Interest expense (1)	155	1,346
Stock-based compensation	558	649
Depreciation and amortization	1,102	1,016
Impairment of long-lived assets	—	636
Severance expenses (4)	142	—
Non-core operating expenses (5)	4	511
Adjusted EBITDA	$319	$(244)

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Adjusted Net Income (Loss):
Net income (loss)	$(1,673)	$(4,439)
Stock-based compensation	558	649
Amortization of intangible assets (2)	—	59
Amortization of debt issuance costs (3)	24	369
Impairment of long-lived assets	—	636
Severance expenses (4)	142	—
Non-core operating expenses (5)	4	511
Tax adjustments (6)	(200)	(611)
Adjusted net income (loss)	$(1,145)	$(2,826)

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Adjusted Net Income (Loss) Per Diluted Share:
Net income (loss)	$(1,673)	$(4,439)
Plus: Adjustment items per reconciliation of adjusted net income (loss)	528	1,613
Adjusted net income (loss)	$(1,145)	$(2,826)
Adjusted net income (loss) per diluted share	$(0.02)	$(0.05)
Diluted average shares outstanding	69,873	54,813

(1)Represents interest expense and amortization of debt issuance costs related to our Credit Agreement and Prior Credit Agreement.
(2)Represents amortization of intangibles related to the acquisition of Performant by an affiliate of Parthenon Capital Partners in 2004.
(3)Represents amortization of debt issuance costs related to our Credit Agreement and Prior Credit Agreement.
(4)Represents severance expenses incurred in connection with a reduction in force for our non-healthcare recovery services.
(5)Represents professional fees related to strategic corporate development activities.
(6)Represents tax adjustments assuming a marginal tax rate of 27.5% at full profitability.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, and cash and cash equivalents on hand. Cash and cash equivalents, which includes restricted cash and consists primarily of cash on deposit with banks, totaled $19.6 million as of both March 31, 2022 and December 31, 2021. We have a $15.0 million revolving loan commitment in the credit agreement we signed with MUFG Union Bank, N.A on December 17, 2021 (the Credit Agreement), which was undrawn as of December 31, 2021.
Our ability to fund our business plans, capital expenditures and to fund our other liquidity needs depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control, and the availability of borrowings under our current Credit Agreement. Our current financial projections show that we expect to be able to maintain a level of cash flows from operating activities sufficient to permit us to fund our ongoing and planned business operations and to fund our other liquidity needs. If, however, we are required to obtain additional borrowings to fund our ongoing or future business operations, there can be no assurance that we will be successful in obtaining such additional borrowings or upon terms that are acceptable to us.
The impact of the COVID-19 pandemic on our business operations cannot be fully estimated at this point. A pause by any of our clients as a result of the continued effects of the COVID-19 pandemic could adversely affect our financial condition, cash flow and the achievement of our strategic objectives. While we currently believe our financial projections are attainable while considering the impact of the COVID-19 pandemic, there can be no assurances that our financial results will be recognized in a time frame necessary to meet our ongoing cash requirements. Further, conditions in the financial and credit markets may also limit the availability of funding or increase the cost of funding. If our cash flows and capital resources are insufficient to fund our planned business operations or to fund our other liquidity needs as a result of the ongoing COVID-19 pandemic or uncertainties in the financial and credit markets, our business, financial position and results of operations may be adversely affected.
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
Cash flows from operating activities
Cash used in operating activities was $4.7 million for the three months ended March 31, 2022, primarily as a result of changes in accrued salaries and benefits and contract liabilities and other current liabilities during the period. Cash provided by operating activities was $4.8 million for the three months ended March 31, 2021, primarily as a result of changes in trade accounts receivable during the period.
Cash flows from investing activities
Cash used in investing activities of $0.7 million for the three months ended March 31, 2022 related to capital expenditures for information technology, data storage, hardware, telecommunication systems and security enhancements to our information technology systems. Cash used in investing activities for the three months ended March 31, 2021 was $0.8 million, which was used primarily for similar purposes.

Cash flows from financing activities
Cash provided by financing activities of $5.4 million for the three months ended March 31, 2022 was primarily attributable to $5.6 million in proceeds from the exercise of warrants by ECMC, offset by $0.1 million in repayments of notes payable. Cash used in financing activities for the three months ended March 31, 2021 was $0.9 million, primarily attributable to repayments of notes payable during the period.
Restricted Cash
As of March 31, 2022, restricted cash included in current assets on our consolidated balance sheet was $2.2 million.
Notes Payable
On December 17, 2021, we entered into the Credit Agreement with MUFG Union Bank, N.A. The Credit Agreement includes a $20 million term loan commitment, which was fully advanced at closing and a $15 million revolving loan commitment, which remains undrawn as of March 31, 2022. A portion of the revolving loan commitment of up to $2.5 million is available for the issuance of letters of credit. Subject to certain customary exceptions, the obligations under the Credit Agreement are, or will be, guaranteed by each of our existing and future, direct or indirect, domestic subsidiaries. Our obligations under the Credit Agreement are secured by liens on substantially all of our assets and each of our domestic subsidiaries that are guarantors under the Credit Agreement.
As of March 31, 2022, $19.9 million was outstanding under the Credit Agreement. The Company’s annual interest rate at March 31, 2022 was 2.8%.
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
As of March 31, 2022, the Company was in compliance with all financial covenants.
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
ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
We maintain a system of disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and the Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Management, with the participation of our Chief Executive Officer and our Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were functioning effectively at the reasonable assurance level as of March 31, 2022.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended March 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to Our Business
The novel coronavirus (COVID-19) pandemic has had and may continue to have a material adverse impact on our business, results of operations and financial condition, as well as on the operations and financial performance of many of our customers. We are unable to predict the extent to which the prolonged duration of COVID-19 pandemic as well as any new coronavirus variants, and associated impacts will continue to adversely impact our business, results of operations, and financial condition.
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
Given the economic hardships that may be faced by a large portion of the population as a result of the COVID-19 pandemic, certain of our customers had chosen and may continue to choose to delay the recovery, audit and customer care services that we provide, and additional customers may choose to similarly delay the audit and recovery services that we provide, either of which could have a material negative impact on our revenues and results of operations. For example, the U.S. federal government initially suspended payments, ceased accruing interest, and stopped involuntary collections of payments (e.g., wage garnishments) for student loans owned by the Department of Education through September 30, 2020, with such suspension subsequently extended to August 31, 2022. The continued delay to the services that we provided, as a result of the COVID-19 pandemic, resulted in our decision to either divest or not continue certain portions of our non-healthcare recovery business. In addition, the COVID-19 pandemic has also had a negative impact on overall hospital utilization rates in the United States. This negative impact on overall hospital utilization rates has caused delays with the healthcare industry as a whole, which in turn has had a negative impact on our healthcare business. Any additional disruptions to the services that we provide to our customers as a result of the COVID-19 pandemic or otherwise could result in a negative impact on our revenues and results of operations.
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

Revenues generated from a limited number of our largest clients represent a substantial majority of our revenues. Any termination of or deterioration in our relationship with any of our significant clients would result in a decline in our revenues.
We derive a substantial portion of our revenues from a limited number of our largest clients. All of our contracts with our significant clients are subject to periodic renewal and re-bidding processes and allow our clients to unilaterally change the amount of work available to us. If we lose one of these clients or if the terms of our relationships with any of these clients become less favorable to us, our revenues would decline, which would harm our business, financial condition and results of operations.
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
The U.S. federal government accounts for a significant portion of our revenues, and any loss of business from, or change in our relationship with the U.S. federal government would result in a significant decrease in our revenues and operating results.
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
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Act and other applicable securities rules and regulations. In particular, we are subject to reporting obligations under Section 404 of the Sarbanes-Oxley Act that require us to include a management report on our internal control over financial reporting in our annual report, which contains management’s assessment of the effectiveness of our internal control over financial reporting. In addition, commencing in fiscal year 2021, we were required to adhere to the auditor attestation requirements with respect to the to the effectiveness of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act. Compliance with such auditor attestation requirements has resulted in significant increases in both the time devoted to and the expenses incurred in connection with our financial reporting obligations. Our management may conclude that our internal control over our financial reporting is not effective. If we fail to timely achieve and maintain the adequacy of our internal control over financial reporting, we may not be able to produce reliable financial reports or help prevent fraud. Our failure to achieve and maintain effective internal control over financial reporting could prevent us from filing our periodic reports on a timely basis, which could result in the loss of investor confidence in the reliability of our financial statements, harm our business and negatively impact the trading price of our common stock.
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
Prescott Group Management, L.L.C., ECMC Group, Inc., Parthenon Capital Partners, First Light Asset Management, LLC, and Mill Road Capital Management LLC beneficially owned approximately 21.1%, 9.7%, 7.8%, 6.7%, and 4.7% of our common stock, respectively, as of March 31, 2022. As a result of their ownership, these significant stockholders have the ability to influence the outcome of matters submitted to a vote of stockholders and, through our board of directors, the ability to influence decision making with respect to our business direction and policies. Mill Road Capital Management LLC currently has a representative sitting on our Board of Directors. These significant stockholders may have interests different from our other stockholders’ interests and may vote in a manner adverse to those interests. Matters over which these significant stockholders can, directly or indirectly, exercise influence include:
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

PERFORMANT FINANCIAL CORPORATION
Date:	May 10, 2022
		By:	/s/ Lisa Im
Lisa Im

Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Ian Johnston
Ian Johnston

Vice President and Chief Accounting Officer