Form 10-Q
period 2022-06-30
Performant Financial Corp
filed 2022-08-09
CIK 1550695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
The number of shares of Common Stock outstanding as of August 8, 2022 was 73,818,124.

PERFORMANT FINANCIAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2022
INDEX

i

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,973	$17,347
Restricted cash	2,203	2,203
Trade accounts receivable, net of allowance for doubtful accounts of $29 and $0, respectively	19,880	20,808
Contract assets	9,197	8,113
Prepaid expenses and other current assets	3,334	3,077
Income tax receivable	3,248	3,159
Total current assets	53,835	54,707
Property, equipment, and leasehold improvements, net	15,036	15,708
Goodwill	47,372	47,372
Right-of-use assets	2,647	3,235
Other assets	969	963
Total assets	$119,859	$121,985
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of notes payable, net of unamortized debt issuance costs of $14 and $11, respectively	$736	$489
Accrued salaries and benefits	7,395	8,476
Accounts payable	963	1,124
Other current liabilities	2,124	3,732
Contract liabilities	366	634
Estimated liability for appeals and disputes	1,076	1,190
Lease liabilities	1,404	1,862
Total current liabilities	14,064	17,507
Notes payable, net of current portion and unamortized debt issuance costs of $366 and $416, respectively	18,634	19,084
Lease liabilities	1,557	1,803
Other liabilities	1,179	1,168
Total liabilities	35,434	39,562
Commitments and contingencies (note 3 and note 4)
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized, 500,000 shares at June 30, 2022 and December 31, 2021 respectively; issued and outstanding 73,818 and 69,281 shares at June 30, 2022 and December 31, 2021, respectively	7	7
Additional paid-in capital	140,506	133,662
Accumulated deficit	(56,088)	(51,246)
Total stockholders’ equity	84,425	82,423
Total liabilities and stockholders’ equity	$119,859	$121,985
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$25,681	$32,842	$52,764	$64,232
Operating expenses:
Salaries and benefits	20,903	23,295	41,342	47,385
Other operating expenses	8,081	10,759	16,212	21,115
Total operating expenses	28,984	34,054	57,554	68,500
Loss from operations	(3,303)	(1,212)	(4,790)	(4,268)
Gain on sale of certain recovery contracts	382	1,849	382	1,849
Interest expense	(216)	(2,126)	(371)	(3,472)
Loss before provision for income taxes	(3,137)	(1,489)	(4,779)	(5,891)
Provision for income taxes	32	33	63	70
Net loss	$(3,169)	$(1,522)	$(4,842)	$(5,961)
Net loss per share
Basic	$(0.04)	$(0.03)	$(0.07)	$(0.11)
Diluted	$(0.04)	$(0.03)	$(0.07)	$(0.11)
Weighted average shares
Basic	73,502	55,516	71,698	55,167
Diluted	73,502	55,516	71,698	55,167
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity
(In thousands)
(Unaudited)

	Three Months Ended June 30, 2022					Three Months Ended June 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount				Shares	Amount
Balances at beginning of period	73,144	$7	$139,783	$(52,919)	86,871	54,825	$5	$83,559	$(45,397)	$38,167
Common stock issued under stock plans, net of shares withheld for employee taxes	674	—	—	—	—	1,276	1	(587)	—	(586)
Stock-based compensation expense	—	—	723	—	723	—	—	774	—	774
Recognition of warrants associated with notes payable	—	—	—	—	—	—	—	5,237	—	5,237
Recognition of earnout shares issued	—	—	—	—	—	300	—	801	—	801
Net loss	—	—	—	(3,169)	(3,169)	—	—	—	(1,522)	(1,522)
Balances at end of period	73,818	$7	$140,506	$(56,088)	$84,425	56,401	$6	$89,784	$(46,919)	$42,871

	Six Months Ended June 30, 2022					Six Months Ended June 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount				Shares	Amount
Balances at beginning of period	69,281	$7	$133,662	$(51,246)	$82,423	54,764	$5	$82,933	$(40,958)	$41,980
Common stock issued under stock plans, net of shares withheld for employee taxes	674	—	—	—	—	1,337	1	(610)	—	(609)
Stock-based compensation expense	—	—	1,281	—	1,281	—	—	1,423	—	1,423
Recognition of warrants associated with notes payable	—	—	—	—	—	—	—	5,237	—	5,237
Recognition of earnout shares issued	—	—	—	—	—	300	—	801	—	801
Proceeds from exercise of warrants	3,863	—	5,563	—	5,563	—	—	—	—	—
Net loss	—	—	—	(4,842)	(4,842)	—	—	—	(5,961)	(5,961)
Balances at end of period	73,818	$7	$140,506	$(56,088)	$84,425	56,401	$6	$89,784	$(46,919)	$42,871
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(4,842)	$(5,961)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss (gain) on disposal of assets and impairment of long-lived assets	(15)	674
Depreciation and amortization	2,260	3,040
Right-of-use assets amortization	588	1,015
Stock-based compensation	1,281	1,423
Interest expense from debt issuance costs	48	1,133
Gain on sale of certain recovery contracts	(382)	(1,849)
Changes in operating assets and liabilities:
Trade accounts receivable	928	3,417
Contract assets	(1,084)	(1,304)
Prepaid expenses and other current assets	(257)	564
Income tax receivable	(89)	(934)
Other assets	(6)	121
Accrued salaries and benefits	(1,081)	(1,072)
Accounts payable	(161)	439
Contract liabilities and other current liabilities	(1,860)	(1,147)
Estimated liability for appeals and disputes	(114)	3,486
Lease liabilities	(704)	(1,167)
Other liabilities	12	(414)
Net cash (used in) provided by operating activities	(5,478)	1,464
Cash flows from investing activities:
Purchase of property, equipment, and leasehold improvements	(1,589)	(1,604)
Proceeds from sale of certain recovery contracts	382	2,406
Net cash (used in) provided by investing activities	(1,207)	802
Cash flows from financing activities:
Repayment of notes payable	(250)	(7,650)
Debt issuance costs paid	(2)	(150)
Taxes paid related to net share settlement of stock awards	—	(633)
Proceeds from exercise of warrants	5,563	23
Net cash provided by (used in) financing activities	5,311	(8,410)
Net decrease in cash, cash equivalents and restricted cash	(1,374)	(6,144)
Cash, cash equivalents and restricted cash at beginning of period	19,550	18,296
Cash, cash equivalents and restricted cash at end of period	$18,176	$12,152

Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and cash equivalents	$15,973	$9,949
Restricted cash	2,203	2,203
Total cash, cash equivalents and restricted cash at end of period	$18,176	$12,152
Non-cash financing activities:
Recognition of earnout shares issued	$—	$801
Recognition of warrants associated with notes payable	$—	$5,237
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$238	$1,482
Cash paid for interest	$244	$2,340

See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

1. Organization and Description of Business
(a) Basis of Presentation and Organization
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, ("U.S. GAAP"), for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim unaudited consolidated financial statements furnished herein include all adjustments necessary (consisting only of normal recurring adjustments) for a fair presentation of our financial position at June 30, 2022, and the results of our operations for the three and six months ended June 30, 2022 and 2021, and cash flows for the six months ended June 30, 2022 and 2021. Interim financial statements are prepared on a basis consistent with our annual consolidated financial statements. The interim financial statements included herein should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2021.
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
The Company's consolidated financial statements include the operations of Performant Financial Corporation (Performant), its wholly-owned subsidiary Performant Business Services, Inc. (PBS), and PBS's wholly-owned subsidiaries Performant Recovery, Inc. (PRI), and Performant Technologies, LLC (PTL). The Company's consolidated financial statements also included the operations of Premiere Credit of North America, LLC (Premiere) through the end of 2021, when the entity was dissolved. Performant is a Delaware corporation headquartered in California and was formed in 2003. PBS is a Nevada corporation founded in 1997. PRI is a California corporation founded in 1976. PTL is a California limited liability company that was originally formed in 2004. Premiere was an Indiana limited liability company acquired by Performant in 2018. All intercompany balances and transactions have been eliminated in consolidation.
The Company is managed and operated as one business, with a single management team that reports to the Chief Executive Officer.
The preparation of the consolidated financial statements, in conformity with U.S. GAAP, requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, primarily accounts receivable, contract assets, goodwill, right-of-use assets, estimated liability for appeals and disputes, lease liabilities, other liabilities, provision for income taxes, and disclosure of contingent liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. Our actual results could differ from these estimates.
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
For certain recovery contracts, revenue is recognized when the clients collect on amounts owed to them as a result of the Company’s services. For student loan recovery services, loan rehabilitation revenue was recognized when the rehabilitated loans are funded by clients. Bonuses were recognized upon receipt of official notification of bonus awards from customers.
The following table presents revenue disaggregated by category for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Eligibility-based	$12,417	$11,577	26,632	19,488
Claims-based	9,339	7,025	18,488	12,400
Healthcare Total	21,756	18,602	45,120	31,888
Recovery (1)	7	11,091	124	25,582
Customer Care / Outsourced Services	3,918	3,149	7,520	6,762
Total Revenues	$25,681	$32,842	$52,764	$64,232
(1)Represented student lending, state and municipal tax authorities, IRS and Department of Treasury markets, as well as Premiere.
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in cash used in operating activities in the consolidated statements of cash flows. The Company determines the allowance for doubtful accounts by specific identification. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is consider remote. The allowance for doubtful accounts was $29 thousand and $0 at June 30, 2022 and December 31, 2021, respectively.
Contract assets were approximately $9.2 million and $8.1 million as of June 30, 2022 and December 31, 2021, respectively. Contract assets relate to the Company’s rights to consideration for services completed during the respective periods, but not invoiced at the reporting date, and receipt of payment is conditional upon factors other than the passage of time. Contract assets primarily consist of commissions the Company estimates it has earned from claims audit findings submitted to healthcare clients. The increase in contract assets resulted from an update in the measure of progress under a certain contract, additional consideration earned for services provided to healthcare clients, offset by invoiced amounts.
Contract assets are recorded to accounts receivable when the Company's right to payment becomes unconditional, which is generally when healthcare providers have paid our clients. There was no impairment loss related to contract assets for the six months ended June 30, 2022.
Contract liabilities were $0.4 million and $0.6 million as of June 30, 2022 and December 31, 2021, respectively. The Company’s contract liabilities related to certain reimbursable costs due to a healthcare client.
Healthcare providers of our clients have the right to appeal claims audit findings and may pursue additional appeals if the initial appeal is found in favor of healthcare clients. For eligibility or COB contracts, insurance companies or other responsible parties may dispute the Company’s findings regarding our clients not being the primary payer of healthcare claims. Total estimated liability for appeals and disputes was $1.1 million as of June 30, 2022 and $1.2 million as of December 31, 2021. This represents the Company’s best estimate of the amount probable of being refunded to the Company’s healthcare clients.
The Company determined that it does not have any material costs related to obtaining or fulfilling a contract that are recoverable and as such, these contract costs are generally expensed as incurred.

(c) Prepaid Expenses and Other Current Assets
At June 30, 2022, prepaid expenses and other current assets were $3.3 million and included approximately $2.1 million related to prepaid software licenses and maintenance agreements, $0.7 million for prepaid insurance, and $0.5 million for various other prepaid expenses. At December 31, 2021, prepaid expenses and other current assets were $3.1 million and included approximately $1.4 million related to prepaid software licenses and maintenance agreements, $1.1 million for prepaid insurance, and $0.6 million for various other prepaid expenses.
(d) Impairment of Goodwill and Long-Lived Assets
The balance of goodwill was $47.4 million as of June 30, 2022 and December 31, 2021, which was net of accumulated impairment loss of $34.2 million. Goodwill is reviewed for impairment at least annually in December or as certain events or conditions arise during the year. The Company may first assess qualitative factors for indicators of impairment to determine whether it is necessary to perform the quantitative goodwill impairment test. In performing the quantitative assessment of goodwill, if the carrying value of the Company, as one reporting unit, exceeds its fair value, goodwill is considered impaired. The amount of impairment loss is measured as the difference between the carrying value and the fair value of the reporting unit.
Impairment testing is based upon the best information available and estimates of fair value which incorporate assumptions marketplace participants would use in making their estimates of fair value. Significant assumptions and estimates are required, including, but not limited to, our market capitalization, projecting future cash flows and other assumptions, to estimate the fair value of the reporting unit. Although the Company believes the assumptions and estimates made are reasonable and appropriate, different assumptions and estimates could materially impact the amount of impairment. Based on management’s analysis, there was no impairment to goodwill as of June 30, 2022.
Long-lived assets and intangible assets that are subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. For the six months ended June 30, 2022, there was no impairment. For the six months ended June 30, 2021, there was a $0.6 million non-cash impairment charge to long-lived assets, included in other operating expenses.
(e) Other Current Liabilities
At June 30, 2022, other current liabilities primarily included $1.8 million for services received for which we have not received an invoice, $0.1 million for estimated workers' compensation claims incurred but not reported, $0.1 million for 3rd party fees, and $0.1 million for accrued interest for the MUFG loan. At December 31, 2021, other current liabilities primarily included $3.6 million for services received for which we have not received an invoice, $0.1 million for estimated workers' compensation claims incurred but not reported, 3rd party fees, and equipment financing payables.
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
2. Property, Equipment, and Leasehold Improvements
Property, equipment, and leasehold improvements consist of the following at June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Land	$1,943	$1,943
Building and leasehold improvements	7,411	7,411
Furniture and equipment	5,704	5,757
Computer hardware and software	76,286	74,850
	91,344	89,961
Less accumulated depreciation and amortization	(76,308)	(74,253)
Property, equipment and leasehold improvements, net	$15,036	$15,708
Depreciation expense of property, equipment and leasehold improvements was $1.2 million and $1.5 million for the three months ended June 30, 2022 and 2021, respectively, and $2.3 million and $2.5 million for the six months ended June 30, 2022 and 2021 respectively.
3. Notes Payable
As of June 30, 2022, $19.8 million was outstanding under the credit agreement with MUFG Union Bank, N.A. (the Credit Agreement). The Company’s interest rate at June 30, 2022 was 3.8%.
On December 17, 2021, the Company entered into a Credit Agreement with MUFG Union Bank, N.A. The Credit Agreement includes a $20 million term loan commitment, which was fully advanced at closing and a $15 million revolving loan commitment, which remains undrawn as of June 30, 2022. A portion of the revolving loan commitment of up to $2.5 million is available for the issuance of letters of credit. Subject to certain customary exceptions, the obligations under the Credit Agreement are, or will be, guaranteed by each of the Company’s existing and future, direct or indirect, domestic subsidiaries. The obligations of the Company under the Credit Agreement are secured by liens on substantially all of the assets of the Company and each of its domestic subsidiaries that are guarantors under the Credit Agreement.
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
Under the Credit Agreement, loans may bear interest based on term SOFR (the secured overnight financing right) or an annual base rate, as applicable, plus an applicable margin based on the Company’s leverage ratio each quarter that may range between 2.50% per annum and 3.00% per annum in the case of term SOFR loans and between 1.50% per annum and 2.00% per annum in the case of base rate loans. In addition, a commitment fee based on the unused availability of the revolving credit facility is also payable which may vary from 0.30% per annum to 0.40% per annum, also based on the Company’s leverage ratio.
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
As of June 30, 2022, the Company was in compliance with all financial covenants.
Outstanding debt obligations were as follows (in thousands):

	June 30, 2022	December 31, 2021
Principal amount	$19,750	$20,000
Less unamortized discount and issuance costs	(380)	(427)
Notes payable, net of unamortized discount and issuance costs	19,370	19,573
Less current maturities, net of unamortized discount and issuance costs	(736)	(489)
Long-term notes payable, net of current maturities and unamortized discount and issuance costs	$18,634	$19,084
The following is a schedule, by years, of maturities of notes payable as of June 30, 2022 (in thousands):

Year Ending December 31,	Amount
Remainder of 2022	$250
2023	1,000
2024	1,500
2025	1,500
2026	15,500
Total notes payable	$19,750
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

Operating lease expense was $0.5 million and $0.6 million for the three months ended June 30, 2022 and 2021, respectively, and $1.1 million and $1.2 million for the six months ended June 30, 2022 and 2021, respectively.
Supplemental cash flow and other information related to operating leases were as follows:

	June 30, 2022	June 30, 2021
Weighted Average Remaining Lease Term (in years)	2.4	2.7
Weighted Average Discount Rate	6.2%	6.5%
Cash paid for amounts included in the measurement of operating lease liabilities	$0.6 million	$0.7 million
The following is a schedule, by years, of maturities of lease liabilities as of June 30, 2022 (in thousands):

Year Ending December 31,	Amount
Remainder of 2022	$890
2023	1,275
2024	637
2025	398
Total undiscounted cash flows	$3,200
Less imputed interest	(239)
Present value of lease liabilities	$2,961
5. Stock-Based Compensation
(a) Stock Options
Total stock-based compensation expense charged as salaries and benefits expense in the consolidated statements of operations was $0.7 million and $0.8 million for the three months ended June 30, 2022 and 2021 respectively, and $1.3 million and $1.4 million for the six months ended June 30, 2022 and 2021, respectively.
The following table sets forth a summary of the Company's stock option activity for the six months ended June 30, 2022:

	Outstanding Options	Weighted average exercise price per share	Weighted average remaining contractual life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	1,593,101	$10.51	0.82	$7
Granted	—	—		—
Forfeited	(106,069)	9.98		—
Exercised	—	—		—
Outstanding at June 30, 2022	1,487,032	$10.55	0.33	$9
Vested, exercisable, expected to vest(1) at June 30, 2022	1,487,032	$10.55	0.33	$9
Exercisable at June 30, 2022	1,487,032	$10.55	0.33	$9
 (1) Options expected to vest reflect an estimated forfeiture rate.
The Company recognizes share-based compensation costs as expense on a straight-line basis over the option vesting period, which generally is four years. As of June 30, 2022, all options have vested and there was no unrecognized compensation costs.

(b) Restricted Stock Units and Performance Stock Units
The following table summarizes restricted stock unit and performance stock unit activity for the six months ended June 30, 2022:

	Number of Awards	Weighted average grant date fair value per share
Outstanding at December 31, 2021	2,935,351	$2.85
Granted	238,295	2.22
Forfeited	(172,177)	2.45
Vested and converted to shares, net of units withheld for taxes	(673,791)	1.63
Outstanding at June 30, 2022	2,327,678	$3.16
Expected to vest at June 30, 2022	2,050,768	$3.16
Restricted stock units and performance stock units granted under the Performant Financial Corporation Amended and Restated 2012 Stock Incentive Plan generally vest over periods between one year and four years.
As of June 30, 2022, there was approximately $5.0 million of total unrecognized compensation cost related to unvested restricted stock units granted to employees. This unrecognized compensation cost is expected to be recognized over an estimated weighted-average amortization period of approximately 2.9 years.
6. Income Taxes
The Company's effective income tax rate is (1)% for the six months ended June 30, 2022 and (1)% for the six months ended June 30, 2021. Similar to June 30, 2021, the primary driver of the effective income tax rate is the overall losses from operations for the six months ended June 30, 2022 for which no benefit is recognized due to valuation allowance.
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
7. Net Income (Loss) per Share
For the three and six months ended June 30, 2022 and 2021, basic net income (loss) per share is calculated by dividing net income (loss) by the sum of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of common stock and dilutive common share equivalents outstanding during the period. Common share equivalents consist of stock options, restricted stock units, performance stock units, and warrants. When there is a loss in the period, dilutive common share equivalents are excluded from the calculation of diluted earnings per share, as their effect would be anti-dilutive. For example, for the six months ended June 30, 2022 and 2021, respectively, diluted weighted average shares outstanding are the same as basic average shares outstanding. When there is net income in the period, the Company excludes stock options, restricted stock units, performance stock units, and warrants from the calculation of diluted earnings per share when their combined exercise price and unamortized fair value exceeds the average market price of the Company's common stock because their effect would be anti-dilutive.
The following table reconciles the basic to diluted weighted average shares outstanding using the treasury stock method (shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Weighted average shares outstanding – basic	73,502	55,516	71,698	55,167
Dilutive effect of stock options	—	—	—	—
Weighted average shares outstanding – diluted	73,502	55,516	71,698	55,167

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share, as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (shares in thousands):

	June 30, 2022	June 30, 2021
Options to purchase common stock	1,487	1,711
RSUs	2,328	2,551
Warrants outstanding	2,447	6,310
Total	6,262	10,572
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
You should read the following discussion in conjunction with our consolidated financial statements (unaudited) and related notes included elsewhere in this report. This report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” under Item 1A of Part II of this report. In light of these risks, uncertainties and assumptions, the forward-looking events and trends discussed in this report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Forward-looking statements include, but are not limited to, statements about our ability to generate revenue following long implementation periods associated with new customer contracts; the high level of revenue concentration among our largest customers; our client relationships and our ability to maintain such client relationships; many of the our customer contracts are subject to periodic renewal, are not exclusive, do not provide for committed business volumes; downturns in domestic or global economic conditions and other macroeconomic factors; our ability to generate sufficient cash flows to fund our ongoing operations and other liquidity needs; anticipated trends and challenges in our business and competition in the markets in which we operate; the impact of COVID-19 on our business and operations, opportunities and expectations for the markets in which we operate; our ability to maintain compliance with the covenants in our debt agreements; the adaptability of our technology platform to new markets and processes; failure of our or third parties' operating systems and technology infrastructure could disrupt our operation and the threat of breach of the Company's security measures or failure or unauthorized access to confidential data that we possess; our growth strategy of expanding in our existing markets and considering strategic alliances or acquisitions; maintaining, protecting and enhancing our intellectual property; our expectations regarding future expenses; expected future financial performance; and our ability to comply with and adapt to industry regulations and compliance demands. The forward-looking statements in this report speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
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

Sources of Revenues
We derive a substantial portion of our revenues from services provided to our clients in the healthcare market. We also derive revenues from our outsourced call center services. In 2021, we also derived revenues in recovery markets such as defaulted student loans, federal treasury and state tax receivables, and commercial recovery.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Eligibility-based	$12,417	$11,577	$26,632	$19,488
Claims-based	9,339	7,025	18,488	12,400
Healthcare Total	21,756	18,602	45,120	31,888
Recovery (1)	7	11,091	124	25,582
Customer Care / Outsourced Services	3,918	3,149	7,520	6,762
Total Revenues	$25,681	$32,842	$52,764	$64,232
(1)Represented student lending, state and municipal tax authorities, IRS, Department of the Treasury, and Premiere.
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
For our healthcare business, our business strategy is focused on utilizing our technology-enabled services platform to provide claims-based, eligibility-based, and analytical services for healthcare payers. Revenues from our healthcare services were $21.8 million for the six months ended June 30, 2022 compared to revenues of $18.6 million from our healthcare services during for the six months ended June 30, 2021.
In 2017, the centers for Medicare and Medicaid Services (CMS) awarded us the Medicare Secondary Payer, Commercial Payment Center (MSP CRC) contract. The original contract term was 1 base year, plus 3 option years. CMS exercised all three option years, and then extended the term for an additional year, for a total term of 5 years. Under this agreement, we are responsible for coordination-of-benefits, which includes identifying and recovering payments in situations where Medicare should not be the primary payer of healthcare claims because a beneficiary has other forms of insurance coverage, such as through an employer group health plan or certain other payers. Consistent with Federal procurement guidelines, the contract is being recompeted and we recently received a Request for Quote (RFQ) from CMS. We intend to pursue the RFQ which has an anticipated award term of 1 base year, plus 5 option years.
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
In March 2022, we were awarded the Medicare RAC contract for Region 2. This contract award is currently under review by CMS related to the incumbent contractor’s protest.
Currently our healthcare clients continue to expand the scope of services that we provide, and we continue to implement new programs for existing and new healthcare clients. We believe this growth trend should continue as our suite of payment integrity services and our customer relationships continue to mature. We currently anticipate that our healthcare revenues will drive the majority of our overall revenue growth.
Recovery Revenues
Historically, the recovery market revenues contributed a majority of our revenues. However, certain regulatory changes and the COVID-19 pandemic had a significant impact on our recovery revenues, which led to our decision to sell certain non-healthcare recovery contracts, and to not renew or restart other existing non-healthcare recovery contracts, nor pursue new non-healthcare recovery opportunities during the course of 2021. As a result, in 2022 and going forward, we expect our revenues from the non-healthcare recovery market will be minimal.
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
Client Contract Cancellation or Non-Renewal
We derive a substantial portion of our revenues from contracts with a limited number of our largest clients. Substantially all of our contracts (i) entitle our clients to unilaterally terminate their contractual relationship with us at any time without penalty and (ii) are subject to competitive procurement or renewal processes from time to time. Our revenues could decline if we lose one or more of our significant clients either due to a contract cancellation or our inability to be awarded a new contract in connection with a competitive renewal process, or if one of our significant clients decides to limit the amount of claims that we are allowed to audit or if the terms of compensation for our services change or if there is a reduction in the level of placements provided by any of these clients. Further, our revenues could be adversely affected if one of our significant clients is acquired by an entity that does not wish to continue use our services
Macroeconomic Factors
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
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in cash used in operating activities in the consolidated statements of cash flows. The Company determines the allowance for doubtful accounts by specific identification. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is consider remote. The allowance for doubtful accounts was $29 thousand and $0 at June 30, 2022 and December 31, 2021, respectively.
Contract assets totaled $9.2 million and $8.1 million as of June 30, 2022 and December 31, 2021, respectively. Contract assets relate to our right to consideration for services completed, but not invoiced at the reporting date, and receipt of payment is conditional upon factors other than the passage of time. Contract assets primarily consist of commissions we estimate we have earned from completed claims audit findings submitted to healthcare clients. The increase in contract assets resulted primarily from an update in the measure of progress under a certain contract, and additional consideration earned for services provided to our healthcare clients, offset by invoiced amounts.
Contract assets are recorded to accounts receivable when our rights to payment become unconditional, which is generally when healthcare providers or payers have paid our clients. There was no impairment loss related to contract assets for the six months ended June 30, 2022 and 2021.
Contract liabilities totaled $0.4 million and $0.6 million as of June 30, 2022 and December 31, 2021, respectively. Our contract liabilities related to certain reimbursable costs due to a client.
Healthcare providers have the right to appeal claims audit findings and may pursue additional appeals if the initial appeal is found in favor of healthcare clients. For eligibility or COB contracts, insurance companies or other responsible parties may dispute our findings regarding our clients not being the primary payer of healthcare claims. Total estimated liability for appeals, disputes, and refunds was $1.1 million as of June 30, 2022 and $1.2 million as of December 31, 2021. This represents our best estimate of the amount probable of being refunded to our healthcare clients.
Recent Accounting Pronouncements
See "New Accounting Pronouncements" in Note 1(f) of the Consolidated Financial Statements included in Part I - Item 1 of this report.

Results of Operations
Three Months Ended June 30, 2022 compared to the Three Months Ended June 30, 2021
The following table represents our historical operating results for the periods presented:

	Three Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands)
Consolidated Statement of Operations Data:
Revenues	$25,681	$32,842	$(7,161)	(22)%
Operating expenses:
Salaries and benefits	20,903	23,295	2,392	10%
Other operating expenses	8,081	10,759	2,678	25%
Total operating expenses	28,984	34,054	5,070	15%
Loss from operations	(3,303)	(1,212)	(2,091)	(173)%
Gain on sale of certain recovery contracts	382	1,849	(1,467)	(79)%
Interest expense	(216)	(2,126)	1,910	90%
Loss before provision for income taxes	(3,137)	(1,489)	(1,648)	(111)%
Provision for income taxes	32	33	1	3%
Net loss	$(3,169)	$(1,522)	$(1,647)	(108)%
Revenues
Total revenues were $25.7 million for the three months ended June 30, 2022, a decrease of approximately 22%, compared to total revenues of $32.8 million for the three months ended June 30, 2021.
Healthcare revenues were $21.8 million for the three months ended June 30, 2022, representing an increase of $3.2 million, or 17%, compared to the three months ended June 30, 2021. This increase in healthcare revenues was primarily attributable to the continued growth from our fully implemented statements of work, as well as numerous new program implementations.
Recovery revenues were $7 thousand for the three months ended June 30, 2022, compared to $11.1 million for the three months ended June 30, 2021. The decrease was primarily due to our decision in 2021 to sell certain of our recovery contracts.
Customer Care / Outsourced Services revenues were approximately $3.9 million, representing an increase of $0.8 million, or 24%, compared to the three months ended June 30, 2021. The change was due to increased demand for our outsourced services.
Salaries and Benefits
Salaries and benefits expense was $20.9 million for the three months ended June 30, 2022, a decrease of $2.4 million, or 10%, compared to salaries and benefits expense of $23.3 million for the three months ended June 30, 2021. The decrease in salaries and benefits expense was primarily driven by lower headcount related to the cessation of non-healthcare recovery activity, which largely occurred by the end of 2021, partially offset by an increase in headcount related to continued growth in our healthcare business during the period.
Other Operating Expenses
Other operating expenses were $8.1 million for the three months ended June 30, 2022, compared to other operating expenses of $10.8 million for the three months ended June 30, 2021. The decrease in other operating expenses was primarily due to the cessation of non-healthcare recovery activity, which largely occurred by the end of 2021, and a decrease in professional services.

Loss from Operations
As a result of the factors described above, loss from operations was $3.3 million for the three months ended June 30, 2022, compared to loss from operations of $1.2 million for the three months ended June 30, 2021. This increase of $2.1 million in loss from operations was driven primarily by a greater decrease in total revenues as a result of the cessation of our non-healthcare recovery business, as compared to a smaller relative decrease in total operating expenses due to the continued growth in our healthcare business, during the three months ended June 30, 2022.
Interest Expense
Interest expense was $0.2 million for the three months ended June 30, 2022, compared to $2.1 million for the three months ended June 30, 2021, representing a decrease of $1.9 million. This decrease in interest expense is due to a lower principal balance related to our refinance in December 2021, and lower interest rate during the three months ended June 30, 2022.
Income Taxes
We recognized an income tax expense of $32 thousand for the three months ended June 30, 2022, compared to an income tax expense of $33 thousand for the three months ended June 30, 2021. Our effective income tax rate changed to (1)% for the three months ended June 30, 2022, from (2)% for the three months ended June 30, 2021. Similar to the three months ended June 30, 2021, the primary driver of our effective income tax rate is the overall losses from operations for the three months ended June 30, 2022 for which no benefit is recognized due to recognition of a full valuation allowance.
Net Loss
As a result of the factors described above, net loss was $3.2 million for the three months ended June 30, 2022, which represented an increase in net loss of approximately $1.7 million, or 108%, compared to net loss of $1.5 million for the three months ended June 30, 2021.
Six months ended June 30, 2022 compared to the Six months ended June 30, 2021
The following table represents our historical operating results for the periods presented:

	Six Months Ended June 30,
	2022	2021	$ Change	% Change
	(in thousands)
Consolidated Statement of Operations Data:
Revenues	$52,764	$64,232	$(11,468)	(18)%
Operating expenses:
Salaries and benefits	41,342	47,385	6,043	13%
Other operating expenses	16,212	21,115	4,903	23%
Total operating expenses	57,554	68,500	10,946	16%
Loss from operations	(4,790)	(4,268)	(522)	(12)%
Gain on sale of certain recovery contracts	382	1,849	(1,467)	(79)%
Interest expense	(371)	(3,472)	3,101	89%
Loss before provision for income taxes	(4,779)	(5,891)	1,112	19%
Provision for income taxes	63	70	7	10%
Net loss	$(4,842)	$(5,961)	$1,119	19%
Revenues
Total revenues were $52.8 million for the six months ended June 30, 2022, a decrease of approximately (18)%, compared to total revenues of $64.2 million for the six months ended June 30, 2021.

Healthcare revenues were $45.1 million for the six months ended June 30, 2022, representing an increase of $13.2 million, or 41%, compared to the six months ended June 30, 2021. This increase in healthcare revenues was primarily attributable to the continued growth from our fully implemented statements of work and numerous new program implementations. Revenues from eligibility-based services during the six months ended June 30, 2022 were $7.1 million higher than revenues for the six months ended June 30, 2021, which included a $3.3 million charge to revenue to accrue a refund liability to a client.
Recovery revenues were $124 thousand for the six months ended June 30, 2022, compared to $25.6 million during the six months ended June 30, 2021. The decrease was primarily due to our decision to sell certain of our recovery contracts and to not renew or extend our other existing recovery contracts as a result of the adverse impacts of certain regulatory changes and the COVID-19 pandemic on our recovery business.
Customer Care / Outsourced Services revenues were approximately $7.5 million for the six months ended June 30, 2022 compared to $6.8 million for the six months ended June 30, 2021. The change was due to increased demand for our outsourced services.
Salaries and Benefits
Salaries and benefits expense was $41.3 million for the six months ended June 30, 2022, a decrease of $6.1 million, or 13%, compared to salaries and benefits expense of $47.4 million for the six months ended June 30, 2021. The decrease in salaries and benefits expense was primarily driven by lower headcount related to the cessation of non-healthcare recovery activity which largely occurred by the end of 2021, partially offset by an increase in headcount related to continued growth in our healthcare business during the period.
Other Operating Expenses
Other operating expenses were $16.2 million for the six months ended June 30, 2022, compared to other operating expenses of $21.1 million for the six months ended June 30, 2021. The decrease in other operating expenses was primarily due to the cessation of non-healthcare recovery activity which largely occurred by the end of 2021, and a decrease in professional services.
Loss from Operations
As a result of the factors described above, loss from operations was $4.8 million for the six months ended June 30, 2022, compared to loss from operations of $4.3 million for the six months ended June 30, 2021. This increase of $0.5 million in loss from operations was driven primarily by a greater decrease in total revenues as a result of the cessation of our non-healthcare recovery business, as compared to a smaller relative decrease in total operating expenses due to the continued growth in our healthcare business during the six months ended June 30, 2022.
Interest Expense
Interest expense was $0.4 million for the six months ended June 30, 2022, compared to $3.5 million for the six months ended June 30, 2021, representing a decrease of $3.1 million. This decrease in interest expense is due primarily to a lower principal balance related to the refinance of our then existing indebtedness in December 2021, and lower interest rate during the six months ended June 30, 2022.
Income Taxes
We recognized an income tax expense of $63 thousand for the six months ended June 30, 2022, compared to an income tax expense of $70 thousand for the six months ended June 30, 2021. Our effective income tax rate was (1)% for the six months ended June 30, 2022, compared to (1)% for the six months ended June 30, 2021. Similar to the six months ended June 30, 2021, the primary driver of our effective tax rate is the overall losses from operations for the six months ended June 30, 2022 for which no benefit is recognized due to recognition of a full valuation allowance.
Net Loss
As a result of the factors described above, net loss was $4.8 million for the six months ended June 30, 2022, which represented a decrease in net loss of approximately $1.2 million, or 19%, compared to net loss of $6.0 million for the six months ended June 30, 2021.

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
Because of these limitations, you should consider adjusted EBITDA and adjusted net income alongside other financial performance measures, including net income and our other U.S. GAAP results. The following tables present a reconciliation of adjusted EBITDA and adjusted net income for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Adjusted EBITDA:
Net income (loss)	$(3,169)	$(1,522)	$(4,842)	$(5,961)
Provision for income taxes	32	33	63	70
Interest expense (1)	216	2,126	371	3,472
Stock-based compensation	723	774	1,281	1,423
Depreciation and amortization	1,158	2,024	2,260	3,040
Impairment of long-lived assets	—	—	—	636
Severance expenses (4)	37	1,188	179	1,496
Non-core operating expenses (5)	2	1,397	6	1,908
Gain on sale of certain recovery contracts (6)	(382)	(1,849)	(382)	(1,849)
Adjusted EBITDA	$(1,383)	$4,171	$(1,064)	$4,235

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Adjusted Net Income (Loss):
Net income (loss)	$(3,169)	$(1,522)	$(4,842)	$(5,961)
Stock-based compensation	723	774	1,281	1,423
Amortization of intangible assets (2)	—	558	—	617
Amortization of debt issuance costs (3)	24	764	48	1,133
Severance expenses (4)	37	1,188	179	1,496
Non-core operating expenses (5)	2	1,397	6	1,908
Gain on sale of certain recovery contracts (6)	(382)	(1,849)	(382)	(1,849)
Tax adjustments (7)	(111)	(779)	(311)	(1,475)
Adjusted net income (loss)	$(2,876)	$531	$(4,021)	$(2,072)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2021	2021
	(in thousands)		(in thousands)
Adjusted Net Income (Loss) Per Diluted Share:
Net income (loss)	$(3,169)	$(1,522)	$(4,842)	$(5,961)
Plus: Adjustment items per reconciliation of adjusted net income (loss)	293	2,053	821	3,889
Adjusted net income (loss)	$(2,876)	$531	$(4,021)	$(2,072)
Adjusted net income (loss) per diluted share	$(0.04)	$0.01	$(0.06)	$(0.04)
Diluted average shares outstanding (8)	73,502	60,617	71,698	55,167

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
(6)Represents gain on the sale of certain non-healthcare recovery contracts.
(7)Represents tax adjustments assuming a marginal tax rate of 27.5% at full profitability.
(8)While net loss for the three months ended June 30, 2021 is ($1,522), the computation of adjusted net income results in adjusted net income of $531. Therefore, the calculation of the adjusted earnings per diluted share for the three months ended June 30, 2021 includes dilutive common share equivalents of 5,101 added to the basic weighted average shares of 55,516.
Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, and cash and cash equivalents on hand. Cash and cash equivalents, which includes restricted cash and consists primarily of cash on deposit with banks, totaled $18.2 million as of June 30, 2022 and $19.6 million as of December 31, 2021. On December 17, 2021, we entered into the Credit Agreement with MUFG Union Bank, N.A. The Credit Agreement includes a $20 million term loan commitment, which was fully advanced at closing, and a $15 million revolving loan commitment, which remains undrawn as of June 30, 2022. A portion of the revolving loan commitment of up to $2.5 million is available for the issuance of letters of credit.
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
Our Credit Agreement contains, and any agreements to refinance our debt likely will contain, certain financial covenants, including the maintenance of minimum fixed charge coverage ratio and total debt to EBITDA ratio, as well as restrictive covenants that require us to limit our ability to incur additional debt, including to finance future operations or other capital needs, and to engage in other activities that we may believe are in our long-term best interests, including to dispose of or acquire assets. We currently believe we will be in compliance with our covenants for the remainder of the term of the Credit Agreement. However, conditions may change for a variety of reasons in the future that may affect our ability to maintain compliance with our financial or restrictive covenants. Our failure to comply with these financial covenants or the restrictive covenants may result in an event of default, which, if not cured or waived, could accelerate the maturity of our indebtedness or result in modifications to our credit terms.

Cash flows from operating activities
Cash used in operating activities was $5.5 million for the six months ended June 30, 2022, was primarily as a result of changes in contract assets, accrued salaries and benefits, and contract liabilities and other current liabilities during the period. Cash provided by operating activities was $1.5 million for the six months ended June 30, 2021, was primarily as a result of changes in trade accounts receivable, offset by contract assets.
Cash flows from investing activities
Cash used in investing activities of $1.2 million for the six months ended June 30, 2022 related to capital expenditures for information technology, data storage, hardware, telecommunication systems and security enhancements to our information technology systems. Cash used in investing activities for the six months ended June 30, 2021 was $0.8 million, which was used primarily for similar purposes.
Cash flows from financing activities
Cash provided by financing activities of $5.3 million for the six months ended June 30, 2022 was primarily attributable to $5.6 million in proceeds from the exercise of warrants by ECMC, offset by $0.3 million in repayments of notes payable. Cash used in financing activities for the six months ended June 30, 2021 was $8.4 million, primarily attributable to repayments of notes payable during the period.
Restricted Cash
As of June 30, 2022, restricted cash included in current assets on our consolidated balance sheet was $2.2 million.
Notes Payable
On December 17, 2021, we entered into the Credit Agreement with MUFG Union Bank, N.A. The Credit Agreement includes a $20 million term loan commitment, which was fully advanced at closing and a $15 million revolving loan commitment, which remains undrawn as of June 30, 2022. A portion of the revolving loan commitment of up to $2.5 million is available for the issuance of letters of credit. Subject to certain customary exceptions, the obligations under the Credit Agreement are, or will be, guaranteed by each of our existing and future, direct or indirect, domestic subsidiaries. Our obligations under the Credit Agreement are secured by liens on substantially all of our assets and each of our domestic subsidiaries that are guarantors under the Credit Agreement.
As of June 30, 2022, $19.8 million was outstanding under the Credit Agreement. The Company’s interest rate at June 30, 2022 was 3.8%.
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
As of June 30, 2022, the Company was in compliance with all financial covenants.
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

Management, with the participation of our Chief Executive Officer and our Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were functioning effectively at the reasonable assurance level as of June 30, 2022.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended June 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to Our Business
We typically face a long period to start up a new contract which may cause us to incur expenses before we receive revenues from new client or new contract relationships.
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
We derive a substantial portion of our revenues from a limited number of our largest clients. Substantially all of our contracts (i) entitle our clients to unilaterally terminate their contractual relationship with us at any time without penalty and (ii) are subject to competitive procurement or renewal processes from time to time. For example, we were recently notified by CMS of a “request for quote” or contract renewal process related to our existing MSP contract. Further, substantially all of our contracts allow our clients to unilaterally change the amount of work available to us. If one of our largest clients terminates any of our existing contracts, or chooses not renew an existing contract in connection with a competitive procurement or renewal process, our revenues and results and of operations may be materially harmed. Further, if one of our significant clients decides to limit the amount of claims that we are allowed to audit or if the terms of compensation for our services change or if there is a reduction in the level of placements provided by any of these clients, our revenues could decline, which would harm our business, financial condition and results of operations. Lastly, our revenues could be adversely affected if one of our significant clients is acquired by an entity that does not wish to continue use our services.

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
Various macroeconomic factors influence our business and results of operations. These include overall healthcare spending in the U.S. and the volume of healthcare claims that we audit on behalf of our clients, which are both impacted by domestic and global economic conditions, rates of unemployment and similar factors, movements in interest rates, and changes in healthcare costs, governmental policies toward Medicare expenditures or the healthcare industry taken as a whole. Changes in the overall economy could lead to a reduction in overall recovery rates by our clients, which in turn could adversely affect our business, financial condition and results of operations. For example, our business and the businesses of our customers have been materially and adversely affected by the impact of the COVID-19 pandemic that has caused, and is expected to continue to cause, the global slowdown in economic activity, which has resulted in a significant negative impact on our financial condition and results of operations. Political tensions resulting in economic instability, such as due to military activity or civil hostilities among Russia and Ukraine and the related response, including sanctions or other restrictive actions, by the United States and/or other countries, or other similar events, may have an adverse impact on our business, financial condition, and results of operations.

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
We operate in highly competitive markets and face significant competition from other companies in providing our services and sourcing contracts with new clients or new contracts with existing clients. Accordingly, maintaining high levels of service under our contracts, and doing so in a cost-effective manner, are important factors in our ability to maintain existing contracts and obtain new contracts and grow our revenues and net income. Any failure to achieve these objectives could result in the loss of existing contractual relationships either by a client’s decision to terminate existing contractual relationship or in connection with a competitive contract re-bidding process, or the inability to obtain new client contracts, any of which could harm our business, financial condition and results of operations. Some of our current and potential competitors in the markets in which we operate may have greater financial, marketing, technological or other resources than we do. The ability of any of our competitors and potential competitors to adopt new and effective technology to better serve our markets may allow them to gain market strength. Increasing levels of competition in the future could result in lower fees, lower volumes of contracted services or higher costs for resources. Any inability to compete effectively in the markets that we serve could adversely affect our business, financial condition and results of operations.

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
Prescott Group Management, L.L.C., Parthenon Capital Partners, First Light Asset Management, LLC, ECMC Group, Inc., and Mill Road Capital Management LLC beneficially owned approximately 20.9%, 7.8%, 6.8%, 6.4%, and 4.7% of our common stock, respectively, as of June 30, 2022. As a result of their ownership, these significant stockholders have the ability to influence the outcome of matters submitted to a vote of stockholders and, through our board of directors, the ability to influence decision making with respect to our business direction and policies. Mill Road Capital Management LLC currently has a representative sitting on our Board of Directors. These significant stockholders may have interests different from our other stockholders’ interests and may vote in a manner adverse to those interests. Matters over which these significant stockholders can, directly or indirectly, exercise influence include:
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
    None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
    None.
ITEM 4. MINE SAFETY DISCLOSURES
    None.
ITEM 5. OTHER INFORMATION
    None.

ITEM 6. EXHIBITS
(A) Exhibits:

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1(1)	Certification of the Chief Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2(1)	Certification of the Principal Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS(2)	XBRL Instance Document

101.SCH(2)	XBRL Taxonomy Extension Scheme

101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase

101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(2)	XBRL Taxonomy Extension Label Linkbase

101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

PERFORMANT FINANCIAL CORPORATION
Date:	August 9, 2022
By:
Lisa Im

Chief Executive Officer (Principal Executive Officer)

By:
Ian Johnston

Vice President and Chief Accounting Officer