Form 10-Q
period 2022-09-30
Performant Financial Corp
filed 2022-11-09
CIK 1550695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
The number of shares of Common Stock outstanding as of November 8, 2022 was 74,278,495.

PERFORMANT FINANCIAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2022
INDEX

i

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$25,591	$17,347
Restricted cash	81	2,203
Trade accounts receivable, net of allowance for doubtful accounts of $0 and $0, respectively	15,850	20,808
Contract assets	9,735	8,113
Prepaid expenses and other current assets	2,395	3,077
Income tax receivable	3,211	3,159
Total current assets	56,863	54,707
Property, equipment, and leasehold improvements, net	10,681	15,708
Goodwill	47,372	47,372
Right-of-use assets	2,394	3,235
Other assets	970	963
Total assets	$118,280	$121,985
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of notes payable, net of unamortized debt issuance costs of $16 and $11, respectively	$859	$489
Accrued salaries and benefits	6,532	8,476
Accounts payable	785	1,124
Other current liabilities	2,304	3,732
Contract liabilities	531	634
Estimated liability for appeals and disputes	1,148	1,190
Lease liabilities	1,303	1,862
Total current liabilities	13,462	17,507
Notes payable, net of current portion and unamortized debt issuance costs of $341 and $416, respectively	18,409	19,084
Lease liabilities	1,365	1,803
Other liabilities	1,148	1,168
Total liabilities	34,384	39,562
Commitments and contingencies (note 3 and note 4)
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized, 500,000 shares at September 30, 2022 and December 31, 2021 respectively; issued and outstanding 74,212 and 69,281 shares at September 30, 2022 and December 31, 2021, respectively	7	7
Additional paid-in capital	141,437	133,662
Accumulated deficit	(57,548)	(51,246)
Total stockholders’ equity	83,896	82,423
Total liabilities and stockholders’ equity	$118,280	$121,985
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$27,178	$28,582	$79,942	$92,814
Operating expenses:
Salaries and benefits	21,759	19,686	63,101	67,071
Other operating expenses	7,733	8,781	23,945	29,896
Total operating expenses	29,492	28,467	87,046	96,967
Income (loss) from operations	(2,314)	115	(7,104)	(4,153)
Gain on sale of certain recovery contracts	—	579	382	2,428
Gain on sale of land and buildings	1,120	—	1,120	—
Interest expense	(277)	(2,394)	(648)	(5,866)
Loss before provision for income taxes	(1,471)	(1,700)	(6,250)	(7,591)
Provision for (benefit from) income taxes	(11)	(9)	52	61
Net loss	$(1,460)	$(1,691)	$(6,302)	$(7,652)
Net loss per share
Basic	$(0.02)	$(0.03)	$(0.09)	$(0.13)
Diluted	$(0.02)	$(0.03)	$(0.09)	$(0.13)
Weighted average shares
Basic	74,021	62,127	72,480	57,512
Diluted	74,021	62,127	72,480	57,512
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2022					Three Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount				Shares	Amount
Balances at beginning of period	73,818	$7	$140,506	$(56,088)	84,425	56,401	$6	$89,784	$(46,919)	$42,871
Common stock issued under stock plans, net of shares withheld for employee taxes	394	—	—	—	—	639	—	(23)	—	(23)
Stock-based compensation expense	—	—	931	—	931	—	—	540	—	540
Proceeds from exercise of stock options	—	—	—	—	—	—	—	41	—	41
Proceeds from public offering, net of costs	—	—	—	—	—	12,104	1	42,648	—	42,649
Net loss	—	—	—	(1,460)	(1,460)	—	—	—	(1,691)	(1,691)
Balances at end of period	74,212	$7	$141,437	$(57,548)	$83,896	69,144	$7	$132,990	$(48,610)	$84,387

	Nine Months Ended September 30, 2022					Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount				Shares	Amount
Balances at beginning of period	69,281	$7	$133,662	$(51,246)	$82,423	54,764	$5	$82,933	$(40,958)	$41,980
Common stock issued under stock plans, net of shares withheld for employee taxes	1,068	—	—	—	—	1,976	1	(633)	—	(632)
Stock-based compensation expense	—	—	2,212	—	2,212	—	—	1,963	—	1,963
Recognition of warrants associated with notes payable	—	—	—	—	—	—	—	5,237	—	5,237
Recognition of earnout shares issued	—	—	—	—	—	300	—	801	—	801
Proceeds from exercise of stock options	3,863	—	5,563	—	5,563	—	—	41	—	41
Proceeds from public offering, net of costs	—	—	—	—	—	12,104	1	42,648	—	42,649
Net loss	—	—	—	(6,302)	(6,302)	—	—	—	(7,652)	(7,652)
Balances at end of period	74,212	$7	$141,437	$(57,548)	$83,896	69,144	$7	$132,990	$(48,610)	$84,387
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(6,302)	$(7,652)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss on disposal of assets and impairment of long-lived assets	40	718
Depreciation and amortization	3,355	3,883
Right-of-use assets amortization	841	1,413
Stock-based compensation	2,212	1,963
Interest expense from debt issuance costs	71	2,453
Gain on sale of certain recovery contracts	(382)	(2,428)
Gain on sale of land and buildings	(1,120)	—
Changes in operating assets and liabilities:
Trade accounts receivable	4,958	4,270
Contract assets	(1,622)	(484)
Prepaid expenses and other current assets	682	1,245
Income tax receivable	(52)	1,305
Other assets	(7)	120
Accrued salaries and benefits	(1,944)	(3,739)
Accounts payable	(339)	422
Contract liabilities and other current liabilities	(1,515)	(1,363)
Estimated liability for appeals, disputes, and refunds	(42)	1,240
Lease liabilities	(997)	(1,635)
Other liabilities	(19)	(445)
Net cash (used in) provided by operating activities	(2,182)	1,286
Cash flows from investing activities:
Purchase of property, equipment, and leasehold improvements	(2,198)	(2,695)
Proceeds from sale of certain recovery contracts	382	3,171
Proceeds from sales of property, equipment, and leasehold improvements	4,934	—
Net cash provided by investing activities	3,118	476
Cash flows from financing activities:
Repayment of notes payable	(375)	(8,438)
Debt issuance costs paid	(2)	(150)
Taxes paid related to net share settlement of stock awards	—	(633)
Proceeds from exercise of warrants	5,563	41
Proceeds from public offering, net of costs	—	42,648
Net cash provided by financing activities	5,186	33,468
Net increase in cash, cash equivalents and restricted cash	6,122	35,230
Cash, cash equivalents and restricted cash at beginning of period	19,550	18,296
Cash, cash equivalents and restricted cash at end of period	$25,672	$53,526
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and cash equivalents	$25,591	$51,323
Restricted cash	81	2,203
Total cash, cash equivalents and restricted cash at end of period	$25,672	$53,526
Non-cash financing activities:
Recognition of earnout shares issued	$—	$801
Recognition of warrants associated with notes payable	$—	$5,237
Supplemental disclosures of cash flow information:
Cash paid (received) for income taxes	$267	$(683)
Cash paid for interest	$449	$3,413

See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

1. Organization and Description of Business
(a) Basis of Presentation and Organization
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim unaudited consolidated financial statements furnished herein include all adjustments necessary (consisting only of normal recurring adjustments) for a fair presentation of our financial position at September 30, 2022, and the results of our operations for the three and nine months ended September 30, 2022 and 2021, and cash flows for the nine months ended September 30, 2022 and 2021. Interim financial statements are prepared on a basis consistent with our annual consolidated financial statements. The interim financial statements included herein should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2021.
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
The Company estimates variable consideration only if it can reasonably measure the progress toward complete satisfaction of the performance obligation using an output method based on reliable information and recognizes such revenue over the performance period only if it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. Any change made to the measure of progress toward complete satisfaction of the Company’s performance obligation is recorded as a change in estimate. The Company exercises judgment to estimate the amount of constraint on variable consideration based on the facts and circumstances of the relevant contract operations and the availability and reliability of data. The Company reviews the constraint on variable consideration at least quarterly. Although the Company believes the estimates made are reasonable and appropriate, different assumptions and estimates could materially impact the amount of variable consideration recognized.
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
The following table presents revenue disaggregated by category for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Eligibility-based	$13,142	$12,727	39,773	32,215
Claims-based	10,377	7,280	28,866	19,680
Healthcare Total	23,519	20,007	68,639	51,895
Recovery (1)	41	5,490	166	31,072
Customer Care / Outsourced Services	3,618	3,085	11,137	9,847
Total Revenues	$27,178	$28,582	$79,942	$92,814
(1)Represented student lending, state and municipal tax authorities, IRS and Department of Treasury markets, as well as Premiere.
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in cash used in operating activities in the consolidated statements of cash flows. The Company determines the allowance for doubtful accounts by specific identification. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts was $0 at each of September 30, 2022 and December 31, 2021.
Contract assets were approximately $9.7 million and $8.1 million as of September 30, 2022 and December 31, 2021, respectively. Contract assets relate to the Company’s rights to consideration for services completed during the respective periods, but not invoiced at the reporting date, and receipt of payment is conditional upon factors other than the passage of time. Contract assets primarily consist of commissions the Company estimates it has earned from claims audit findings submitted to healthcare clients. The increase in contract assets primarily resulted from additional consideration earned for services provided to healthcare clients, offset by invoiced amounts.
Contract assets are recorded to accounts receivable when the Company's right to payment becomes unconditional, which is generally when healthcare providers have paid our clients. There was no impairment loss related to contract assets for the nine months ended September 30, 2022.
Contract liabilities were $0.5 million and $0.6 million as of September 30, 2022 and December 31, 2021, respectively. The Company’s contract liabilities relate to certain reimbursable costs due to a healthcare client.
Healthcare providers of our clients have the right to appeal claims audit findings and may pursue additional appeals if the initial appeal is found in favor of healthcare clients. For eligibility or COB contracts, insurance companies or other responsible parties may dispute the Company’s findings regarding our clients not being the primary payer of healthcare claims. Total estimated liability for appeals and disputes was $1.1 million as of September 30, 2022 and $1.2 million as of December 31, 2021. This represents the Company’s best estimate of the amount probable of being refunded to the Company’s healthcare clients.
The Company determined that it does not have any material costs related to obtaining or fulfilling a contract that are recoverable and as such, these contract costs are generally expensed as incurred.

(c) Prepaid Expenses and Other Current Assets
At September 30, 2022, prepaid expenses and other current assets were $2.4 million and included approximately $1.6 million related to prepaid software licenses and maintenance agreements, $0.2 million for prepaid insurance, and $0.6 million for various other prepaid expenses. At December 31, 2021, prepaid expenses and other current assets were $3.1 million and included approximately $1.4 million related to prepaid software licenses and maintenance agreements, $1.1 million for prepaid insurance, and $0.6 million for various other prepaid expenses.
(d) Impairment of Goodwill and Long-Lived Assets
The balance of goodwill was $47.4 million as of September 30, 2022 and $47.4 million as of December 31, 2021, both of which were net of accumulated impairment loss of $34.2 million. Goodwill is reviewed for impairment at least annually in December or as certain events or conditions arise during the year. The Company may first assess qualitative factors for indicators of impairment to determine whether it is necessary to perform the quantitative goodwill impairment test. In performing the quantitative assessment of goodwill, if the carrying value of the Company, as one reporting unit, exceeds its fair value, goodwill is considered impaired. The amount of impairment loss is measured as the difference between the carrying value and the fair value of the reporting unit.
Impairment testing is based upon the best information available and estimates of fair value which incorporate assumptions marketplace participants would use in making their estimates of fair value. Significant assumptions and estimates are required, including, but not limited to, our market capitalization, projecting future cash flows and other assumptions, to estimate the fair value of the reporting unit. Although the Company believes the assumptions and estimates made are reasonable and appropriate, different assumptions and estimates could materially impact the amount of impairment. Based on management’s analysis, there was no impairment to goodwill as of September 30, 2022.
Long-lived assets and intangible assets that are subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. For the nine months ended September 30, 2022, there was no impairment. For the nine months ended September 30, 2021, there was a $0.6 million non-cash impairment charge to long-lived assets, included in other operating expenses.
(e) Other Current Liabilities
As of September 30, 2022, other current liabilities primarily included $1.9 million for services received for which we have not received an invoice, $0.1 million for estimated workers' compensation claims incurred but not reported, $0.1 million for 3rd party fees, and $0.2 million for accrued interest under our Credit Agreement (Note 3). As of December 31, 2021, other current liabilities primarily included $3.6 million for services received for which we have not received an invoice, $0.1 million for estimated workers' compensation claims incurred but not reported, 3rd party fees, and equipment financing payables.
(f) New Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board (FASB) issued ASU 2020-06, "Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity's Own Equity", which is intended to simplify the accounting for convertible instruments by removing certain separation models in Subtopic 470-20, Debt-Debt with Conversion and Other Options, for convertible instruments. The pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted. The Company's adoption of ASU 2020-06 as of January 1, 2022 had no impact on our financial position, results of operations, or cash flows.

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
2. Property, Equipment, and Leasehold Improvements
Property, equipment, and leasehold improvements consist of the following at September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Land	$—	$1,943
Building and leasehold improvements	3,849	7,411
Furniture and equipment	3,257	5,757
Computer hardware and software	75,584	74,850
	82,690	89,961
Less accumulated depreciation and amortization	(72,009)	(74,253)
Property, equipment and leasehold improvements, net	$10,681	$15,708
Depreciation expense of property, equipment and leasehold improvements was $1.1 million and $0.8 million for the three months ended September 30, 2022 and 2021, respectively, and $3.4 million and $3.2 million for the nine months ended September 30, 2022 and 2021 respectively.
The Company sold two buildings and related land during the three months ended September 30, 2022, which resulted in a gain of $1.1 million in the consolidated statements of cash flows.
3. Notes Payable
As of September 30, 2022, $19.6 million was outstanding under the credit agreement with MUFG Union Bank, N.A. (the Credit Agreement). The Company’s interest rate at September 30, 2022 was 5.3%.
On December 17, 2021, the Company entered into a Credit Agreement with MUFG Union Bank, N.A. The Credit Agreement includes a $20 million term loan commitment, which was fully advanced at closing and a $15 million revolving loan commitment, which remains undrawn as of September 30, 2022. A portion of the revolving loan commitment of up to $2.5 million is available for the issuance of letters of credit. Subject to certain customary exceptions, the obligations under the Credit Agreement are, or will be, guaranteed by each of the Company’s existing and future, direct or indirect, domestic subsidiaries. The obligations of the Company under the Credit Agreement are secured by liens on substantially all of the assets of the Company and each of its domestic subsidiaries that are guarantors under the Credit Agreement.
The Credit Agreement matures on December 17, 2026. The proceeds from the term loan under the Credit Agreement were used by the Company, together with cash on hand, to repay in full its credit agreement dated as of August 17, 2017, with ECMC Group, Inc. (as amended, the Prior Credit Agreement), and to pay fees and expenses in connection with the Credit Agreement.

Pursuant to the Credit Agreement, the Company is required to repay the aggregate outstanding principal amount of the term loan under the Credit Agreement in quarterly installments which commenced on March 31, 2022 in an amount that would result in amortization of (a) 2.5% of the term loan principal in the first full year following commencement of amortization, (b) 5.0% of the term loan principal in the second full year following commencement of amortization, (c) 7.5% of the term loan principal in each of the third and fourth full years following commencement of amortization, and (d) 10% of the term loan principal in the fifth full year (or portion thereof) following commencement of amortization. In addition, the Company must make mandatory prepayments of the term loan principal under the Credit Agreement with the net cash proceeds received in connection with certain specified events, including certain asset sales, casualty and condemnation events (subject to customary reinvestment rights). Any remaining outstanding principal balance of the term loan under the Credit Agreement is repayable on the maturity date. Amounts repaid or prepaid by the Company with respect to the term loan under the Credit Agreement cannot be reborrowed.
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
The Credit Agreement contains certain customary representations, warranties, and affirmative and negative covenants of the Company and its subsidiaries that restrict the Company’s and its subsidiaries’ ability to take certain actions, including: incurrence of indebtedness, creation of liens, making certain investments, mergers or consolidations, dispositions of assets, assignments, sales or transfers of equity in subsidiaries, repurchase or redemption of capital stock, entering into certain transactions with affiliates, or changing the nature of the Company’s business. The Credit Agreement also contains two financial covenants, which require the Company to maintain, as of the last day of each fiscal quarter commencing with March 31, 2022, (a) a total leverage ratio of not greater than (i) 3.00 to 1.00 through September 30, 2022 and (ii) 2.50 to 1.00 thereafter and (b) a fixed charge coverage ratio of not less than 1.20 to 1.00. The obligations under the Credit Agreement may be accelerated or the commitments terminated upon the occurrence of events of default under the Credit Agreement, which include payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, cross defaults to other material indebtedness, defaults arising in connection with changes in control, and other customary events of default.
As of September 30, 2022, the Company was in compliance with all financial covenants under the Credit Agreement.
Outstanding debt obligations were as follows (in thousands):

	September 30, 2022	December 31, 2021
Principal amount	$19,625	$20,000
Less unamortized discount and issuance costs	(357)	(427)
Notes payable, net of unamortized discount and issuance costs	19,268	19,573
Less current maturities, net of unamortized discount and issuance costs	(859)	(489)
Long-term notes payable, net of current maturities and unamortized discount and issuance costs	$18,409	$19,084

The following is a schedule, by years, of maturities of notes payable as of September 30, 2022 (in thousands):

Year Ending December 31,	Amount
Remainder of 2022	$125
2023	1,000
2024	1,500
2025	1,500
2026	15,500
Total notes payable	$19,625
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
Operating lease expense was $0.5 million and $0.6 million for the three months ended September 30, 2022 and 2021, respectively, and $1.6 million and $1.8 million for the nine months ended September 30, 2022 and 2021, respectively.
Supplemental cash flow and other information related to operating leases were as follows:

	September 30, 2022	September 30, 2021
Weighted Average Remaining Lease Term (in years)	2.3	2.5
Weighted Average Discount Rate	6.1%	6.4%
Cash paid for amounts included in the measurement of operating lease liabilities	$0.5 million	$2.1 million
The following is a schedule, by years, of maturities of lease liabilities as of September 30, 2022 (in thousands):

Year Ending December 31,	Amount
Remainder of 2022	$403
2023	1,337
2024	697
2025	441
Total undiscounted cash flows	$2,878
Less imputed interest	(210)
Present value of lease liabilities	$2,668
5. Stock-Based Compensation
(a) Stock Options
Total stock-based compensation expense charged as salaries and benefits expense in the consolidated statements of operations was $0.9 million and $0.5 million for the three months ended September 30, 2022 and 2021 respectively, and $2.2 million and $2.0 million for the nine months ended September 30, 2022 and 2021, respectively.

The following table sets forth a summary of the Company's stock option activity for the nine months ended September 30, 2022:

	Outstanding Options	Weighted average exercise price per share	Weighted average remaining contractual life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	1,593,101	$10.51	0.82	$7
Granted	—	—		—
Forfeited	(1,343,101)	10.55		—
Exercised	—	—		—
Outstanding at September 30, 2022	250,000	$10.31	1.13	$1
Vested, exercisable, expected to vest(1) at September 30, 2022	250,000	$10.31	1.13	$1
Exercisable at September 30, 2022	250,000	$10.31	1.13	$1
 (1) Options expected to vest reflect an estimated forfeiture rate.
The Company recognizes share-based compensation costs as expense on a straight-line basis over the option vesting period, which generally is four years. As of September 30, 2022, all options have vested and there was no unrecognized compensation costs.
(b) Restricted Stock Units and Performance Stock Units
The following table summarizes restricted stock unit and performance stock unit activity for the nine months ended September 30, 2022:

	Number of Awards	Weighted average grant date fair value per share
Outstanding at December 31, 2021	2,935,351	$2.85
Granted	2,390,406	2.67
Forfeited	(234,483)	2.64
Vested and converted to shares, net of units withheld for taxes	(1,067,698)	2.41
Outstanding at September 30, 2022	4,023,576	$2.87
Expected to vest at September 30, 2022	3,550,968	$2.87
Restricted stock units and performance stock units granted under the Performant Financial Corporation Amended and Restated 2012 Stock Incentive Plan generally vest over periods between one year and four years.
As of September 30, 2022, there was approximately $9.2 million of total unrecognized compensation cost related to unvested restricted stock units granted to employees. This unrecognized compensation cost is expected to be recognized over an estimated weighted-average amortization period of approximately 3.3 years.
6. Income Taxes
The Company's effective income tax rate is (1)% for the nine months ended September 30, 2022 and (1)% for the nine months ended September 30, 2021. Similar to September 30, 2021, the primary driver of the effective income tax rate is the overall losses from operations for the nine months ended September 30, 2022 for which no benefit is recognized due to valuation allowance.
The Company files income tax returns with the U.S. federal government and various state jurisdictions. The Company operates in a number of state and local jurisdictions, most of which have never audited our records. Accordingly, the Company is subject to state and local income tax examinations based upon the various statutes of limitations in each jurisdiction. For tax years before 2017, earlier tax years are subject to examination and assessment to the extent of net operating losses carryback refunds requested. The Company has ongoing federal examinations by the Internal Revenue Service for tax years 2017 and 2018.

7. Net Income (Loss) per Share
For the three and nine months ended September 30, 2022 and 2021, basic net income (loss) per share is calculated by dividing net income (loss) by the sum of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of common stock and dilutive common share equivalents outstanding during the period. Common share equivalents consist of stock options, restricted stock units, performance stock units, and warrants. When there is a loss in the period, dilutive common share equivalents are excluded from the calculation of diluted earnings per share, as their effect would be anti-dilutive. For example, for the nine months ended September 30, 2022 and 2021, respectively, diluted weighted average shares outstanding are the same as basic average shares outstanding. When there is net income in the period, the Company excludes stock options, restricted stock units, performance stock units, and warrants from the calculation of diluted earnings per share when their combined exercise price and unamortized fair value exceeds the average market price of the Company's common stock because their effect would be anti-dilutive.
The following table reconciles the basic to diluted weighted average shares outstanding using the treasury stock method (shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Weighted average shares outstanding – basic	74,021	62,127	72,480	57,512
Dilutive effect of stock options	—	—	—	—
Weighted average shares outstanding – diluted	74,021	62,127	72,480	57,512
Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share, as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (shares in thousands):

	September 30, 2022	September 30, 2021
Options to purchase common stock	250	1,661
RSUs	4,024	3,056
Warrants outstanding	2,447	6,310
Total	6,721	11,027
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
You should read the following discussion in conjunction with our consolidated financial statements (unaudited) and related notes included elsewhere in this report. This report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” under Item 1A of Part II of this report. In light of these risks, uncertainties and assumptions, the forward-looking events and trends discussed in this report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Forward-looking statements include, but are not limited to, statements about our ability to generate revenue following long implementation periods associated with new customer contracts; the high level of revenue concentration among our largest customers; our client relationships and our ability to maintain such client relationships; many of our customer contracts are subject to periodic renewal, are not exclusive, do not provide for committed business volumes; downturns in domestic or global economic conditions and other macroeconomic factors; our ability to generate sufficient cash flows to fund our ongoing operations and other liquidity needs; our ability to hire and retain employees with specialized skills that are required for our healthcare business; ;anticipated trends and challenges in our business and competition in the markets in which we operate; the impact of COVID-19 on our business and operations, opportunities and expectations for the markets in which we operate; our ability to maintain compliance with the covenants in our debt agreements; the adaptability of our technology platform to new markets and processes; failure of our or third parties' operating systems and technology infrastructure could disrupt our operation and the threat of breach of the Company's security measures or failure or unauthorized access to confidential data that we possess; our growth strategy of expanding in our existing markets and considering strategic alliances or acquisitions; maintaining, protecting and enhancing our intellectual property; our expectations regarding future expenses; expected future financial performance; and our ability to comply with and adapt to industry regulations and compliance demands. The forward-looking statements in this report speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
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
We historically worked in recovery markets such as defaulted student loans, federal treasury and state tax receivables, and commercial recovery. However, with the ongoing impact of the COVID-19 pandemic and the Department of Education’s decision to continue to pause student loan recovery work, we sold certain of our non-healthcare recovery contracts in 2021 and decided not to renew or restart existing recovery contracts, nor pursue new non-healthcare recovery opportunities.
Our revenue model is generally success-based as we earn fees on the aggregate correct audits and/or amount of funds that we enable our clients to recover. Our services do not require significant upfront investments by our clients and we offer our clients the opportunity to recover significant funds that may otherwise be lost. Because our model is based upon the success of our efforts, our business objectives are aligned with those of our clients and we are generally not reliant on their spending budgets.

Sources of Revenues
We derive a substantial portion of our revenues from services provided to our clients in the healthcare market. We also derive revenues from our outsourced call center services. In 2021, we also derived revenues in recovery markets such as defaulted student loans, federal treasury and state tax receivables, and commercial recovery.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Eligibility-based	$13,142	$12,727	$39,773	$32,215
Claims-based	10,377	7,280	28,866	19,680
Healthcare Total	23,519	20,007	68,639	51,895
Recovery (1)	41	5,490	166	31,072
Customer Care / Outsourced Services	3,618	3,085	11,137	9,847
Total Revenues	$27,178	$28,582	$79,942	$92,814
(1)Represented student lending, state and municipal tax authorities, IRS, Department of the Treasury, and Premiere.
Healthcare Revenues
We derive revenues from both commercial and government clients by providing healthcare payment integrity services, which include claims-based and eligibility-based services. Revenues earned under claims-based contracts in the healthcare market are driven by auditing, identifying, and sometimes recovering improperly paid claims through both automated and manual review of such claims. Eligibility-based services, which may also be referred to as coordination-of-benefits, involve identifying and recovering payments in situations where our client should not be the primary payer of healthcare claims because a member has other forms of insurance coverage. We are paid contingency fees by our clients based on a percentage of the dollar amount of improper claims recovered as a result of our efforts. The revenues we recognize are net of our estimate of claims that may be overturned by appeal or disputed following payment by the provider.
For our healthcare business, our business strategy is focused on utilizing our technology-enabled services platform to provide claims-based, eligibility-based, and analytical services for healthcare payers. Revenues from our healthcare services were $68.6 million for the nine months ended September 30, 2022 compared to revenues of $51.9 million from our healthcare services during for the nine months ended September 30, 2021.
In 2017, the centers for Medicare and Medicaid Services (CMS) awarded us the Medicare Secondary Payer, Commercial Payment Center (MSP CRC) contract. The original contract term was 1 base year, plus 3 option years. CMS exercised all three option years, and then extended the term for an additional year, for a total term of 5 years. Under this agreement, we are responsible for coordination-of-benefits, which includes identifying and recovering payments in situations where Medicare should not be the primary payer of healthcare claims because a beneficiary has other forms of insurance coverage, such as through an employer group health plan or certain other payers. Consistent with Federal procurement guidelines, the contract is being recompeted and we have responded to a Request for Quote (RFQ) from CMS. The RFQ has an award term of 1 base year, plus 5 option years.
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
In November 2022, we were re-awarded the Medicare RAC contract for Region 2. This contract was initially awarded to us through a procurement process on March 24, 2022, and following a voluntary corrective action process that was initiated by CMS, the agency re-affirmed its initial contract award. The contract for Region 2 has an initial 8.5-year term.
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
Recovery Revenues
Historically, recovery market revenues contributed a majority of our revenues. However, certain regulatory changes and the COVID-19 pandemic had a significant impact on our recovery revenues, which led to our decision to sell certain non-healthcare recovery contracts, and to not renew or restart other existing non-healthcare recovery contracts, nor pursue new non-healthcare recovery opportunities, during the course of 2021. As a result, in 2022 and going forward, we expect our revenues from the non-healthcare recovery market will be minimal.
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
Costs Associated with Commencing New Contracts
When we obtain an engagement with a new client or a new contract with an existing client, it typically takes a long period of time to plan our services in detail, which includes integrating our technology, processes and resources with the client’s operations and hiring new employees, before we receive any revenues from the new client or new contract. Due to the upfront costs we incur in connection with the implementation of new contracts and the delays we face in recognizing initial revenue from any such new contracts, our profitability can be negatively impacted by any delays associated with new contract implementations.Our clients may also experience delays in obtaining approvals or managing protests from unsuccessful bidders or delays associated with system implementations, as we had experienced with the implementation of our first RAC contracts with CMS. If we are not able to pay the upfront expenses out of cash from operations or availability of borrowings under our lending arrangements, we may scale back our operations or alter our business plans, either of which could prevent us from earning future revenues under any such new client or new contract engagements.

Claims Recovery Volume
The number of claims that we are allowed or permitted to audit on behalf of our healthcare clients within our claims-based services has a direct impact on our revenues. Most of our contracts in our claims-based services permit our clients to unilaterally change the amount of claims that we are able to audit on the client’s behalf at any given time. Further, the type and scale of claims which are deemed permissible for us to audit by certain of our healthcare clients may change from time-to-time. Non-permissible claims may result from client product lines which are determined by our clients to be out of scope of our audit services, claims related to excluded providers or excluded provider groups, changes in policy, or other factors such as geographies disrupted by natural disasters or a global pandemic like the COVID-19 pandemic. For example, the COVID-19 pandemic has had a negative impact on overall hospital utilization rates in the United States. This negative impact on overall hospital utilization rates has caused delays with the healthcare industry as a whole, which in turn has had a negative impact on our healthcare business.
Claims volume provided by our healthcare clients also impact our eligibility-based services. To the extent the volume of claims is negatively impacted by any of the factors set forth above, our revenues and results of operations will be adversely impacted.
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
Client Contract Cancellation or Non-Renewal
We derive a substantial portion of our revenues from contracts with a limited number of our largest clients. Substantially all of our contracts (i) entitle our clients to unilaterally terminate their contractual relationship with us at any time without penalty and (ii) are subject to competitive procurement or renewal processes from time to time. Our revenues could decline if we lose one or more of our significant clients either due to a contract cancellation or our inability to be awarded a new contract in connection with a competitive renewal process, or if one of our significant clients decides to limit the amount of claims that we are allowed to audit or if the terms of compensation for our services change or if there is a reduction in the level of placements provided by any of these clients. Further, our revenues could be adversely affected if any of our significant clients is acquired by an entity that does not wish to continue to use our services
Macroeconomic Factors
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
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in cash used in operating activities in the consolidated statements of cash flows. The Company determines the allowance for doubtful accounts by specific identification. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts was $0 at each of September 30, 2022 and December 31, 2021.
Contract assets totaled $9.7 million and $8.1 million as of September 30, 2022 and December 31, 2021, respectively. Contract assets relate to our right to consideration for services completed, but not invoiced at the reporting date, and receipt of payment is conditional upon factors other than the passage of time. Contract assets primarily consist of commissions we estimate we have earned from completed claims audit findings submitted to healthcare clients. The increase in contract assets resulted primarily from additional consideration earned for services provided to our healthcare clients, offset by invoiced amounts.
Contract assets are recorded to accounts receivable when our rights to payment become unconditional, which is generally when healthcare providers or payers have paid our clients. There was no impairment loss related to contract assets for the nine months ended September 30, 2022 and 2021.
Contract liabilities totaled $0.5 million and $0.6 million as of September 30, 2022 and December 31, 2021, respectively. Our contract liabilities relate to certain reimbursable costs due to a client.
Healthcare providers have the right to appeal claims audit findings and may pursue additional appeals if the initial appeal is found in favor of healthcare clients. For eligibility or COB contracts, insurance companies or other responsible parties may dispute our findings regarding our clients not being the primary payer of healthcare claims. Total estimated liability for appeals and disputes was $1.1 million as of September 30, 2022 and $1.2 million as of December 31, 2021. This represents our best estimate of the amount probable of being refunded to our healthcare clients.
Recent Accounting Pronouncements
See "New Accounting Pronouncements" in Note 1(f) of the Consolidated Financial Statements included in Part I - Item 1 of this report.

Results of Operations
Three Months Ended September 30, 2022 compared to the Three Months Ended September 30, 2021
The following table represents our historical operating results for the periods presented:

	Three Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands)
Consolidated Statement of Operations Data:
Revenues	$27,178	$28,582	$(1,404)	(5)%
Operating expenses:
Salaries and benefits	21,759	19,686	(2,073)	(11)%
Other operating expenses	7,733	8,781	1,048	12%
Total operating expenses	29,492	28,467	(1,025)	(4)%
Income (loss) from operations	(2,314)	115	(2,429)	2,112%
Gain on sale of certain recovery contracts	—	579	(579)	(100)%
Gain on sale of land and buildings	1,120	—	1,120	100%
Interest expense	(277)	(2,394)	2,117	88%
Loss before provision for income taxes	(1,471)	(1,700)	229	13%
Provision for income taxes	(11)	(9)	2	(22)%
Net loss	$(1,460)	$(1,691)	$231	14%
Revenues
Total revenues were $27.2 million for the three months ended September 30, 2022, a decrease of approximately 5%, compared to total revenues of $28.6 million for the three months ended September 30, 2021.
Healthcare revenues were $23.5 million for the three months ended September 30, 2022, representing an increase of $3.5 million, or 18%, compared to the three months ended September 30, 2021. This increase in healthcare revenues was primarily attributable to the continued growth from our fully implemented statements of work, as well as numerous new program implementations. Revenues from eligibility-based services during the three months ended September 30, 2022 were $13.1 million, or 3% higher than the three months ended September 30, 2021. Revenues from claims-based services during the three months ended September 30, 2022 were $10.4 million, or 43% higher than the three months ended September 30, 2021.
Recovery revenues were $41 thousand for the three months ended September 30, 2022, compared to $5.5 million for the three months ended September 30, 2021. The decrease was primarily due to our decision in 2021 to sell certain of our recovery contracts and to not renew or extend our other existing recovery contracts as a result of the adverse impacts of certain regulatory changes and the COVID-19 pandemic on our recovery business.
Customer Care / Outsourced Services revenues were approximately $3.6 million, representing an increase of $0.5 million, or 17%, compared to the three months ended September 30, 2021. The change was due to increased demand for our outsourced services.
Salaries and Benefits
Salaries and benefits expense was $21.8 million for the three months ended September 30, 2022, an increase of $2.1 million, or 11%, compared to salaries and benefits expense of $19.7 million for the three months ended September 30, 2021. The increase in salaries and benefits expense was primarily driven by an increase in headcount related to continued growth in our healthcare business during the period.

Other Operating Expenses
Other operating expenses were $7.7 million for the three months ended September 30, 2022, compared to other operating expenses of $8.8 million for the three months ended September 30, 2021. The decrease in other operating expenses was primarily due to the cessation of non-healthcare recovery activity, which largely occurred by the end of 2021, and a decrease in professional services.
Loss from Operations
As a result of the factors described above, loss from operations was $2.3 million for the three months ended September 30, 2022, compared to income from operations of $0.1 million for the three months ended September 30, 2021. This increase of $2.4 million in loss from operations during the three months ended September 30, 2022 was driven primarily by a decrease in total revenues as a result of the cessation of our non-healthcare recovery business which largely occurred during 2021, and an increase in total operating expenses due to the increase in employee headcount required by the continued growth in our healthcare business, during the period.
Gain on Sale of Land and Buildings
Gain from the sale of land and buildings was $1.1 million for the three months ended September 30, 2022. We sold two office buildings and the related land that were previously utilized by employees working on recovery contracts.
Interest Expense
Interest expense was $0.3 million during the three months ended September 30, 2022, compared to $2.4 million for the three months ended September 30, 2021, representing a decrease of $2.1 million. This decrease in interest expense is primarily due to a lower principal balance related to our refinance in December 2021, and lower interest rate during the three months ended September 30, 2022.
Income Taxes
We recognized an income tax benefit of $11 thousand for the three months ended September 30, 2022, compared to an income tax benefit of $9 thousand for the three months ended September 30, 2021. Our effective income tax rate was 1% for the three months ended September 30, 2022 and 2021. Similar to the three months ended September 30, 2021, the primary driver of our effective income tax rate is the overall losses from operations for the three months ended September 30, 2022 for which no benefit is recognized due to recognition of a full valuation allowance.
Net Loss
As a result of the factors described above, net loss was $1.5 million for the three months ended September 30, 2022, which represented a decrease in net loss of approximately $0.2 million, or 14%, compared to net loss of $1.7 million for the three months ended September 30, 2021.

Nine months ended September 30, 2022 compared to the Nine months ended September 30, 2021
The following table represents our historical operating results for the periods presented:

	Nine Months Ended September 30,
	2022	2021	$ Change	% Change
	(in thousands)
Consolidated Statement of Operations Data:
Revenues	$79,942	$92,814	$(12,872)	(14)%
Operating expenses:
Salaries and benefits	63,101	67,071	3,970	6%
Other operating expenses	23,945	29,896	5,951	20%
Total operating expenses	87,046	96,967	9,921	10%
Loss from operations	(7,104)	(4,153)	(2,951)	(71)%
Gain on sale of certain recovery contracts	382	2,428	(2,046)	(84)%
Gain on sale of land and buildings	1,120	—	1,120	100%
Interest expense	(648)	(5,866)	5,218	89%
Loss before provision for income taxes	(6,250)	(7,591)	1,341	18%
Provision for income taxes	52	61	9	15%
Net loss	$(6,302)	$(7,652)	$1,350	18%
Revenues
Total revenues were $79.9 million for the nine months ended September 30, 2022, a decrease of approximately (14)%, compared to total revenues of $92.8 million for the nine months ended September 30, 2021.
Healthcare revenues were $68.6 million for the nine months ended September 30, 2022, representing an increase of $16.7 million, or 32%, compared to the nine months ended September 30, 2021. This increase in healthcare revenues was primarily attributable to the continued growth from our fully implemented statements of work and numerous new program implementations. Revenues from eligibility-based services during the nine months ended September 30, 2022 were $7.6 million, or 23% higher than the nine months ended September 30, 2021, which included a $3.3 million charge to revenue to accrue a refund liability to a client. Revenues from claims-based services during the nine months ended September 30, 2022 were $9.2 million, or 47%, higher than the nine months ended September 30, 2021.
Recovery revenues were $0.2 million for the nine months ended September 30, 2022, compared to $31.1 million during the nine months ended September 30, 2021. The decrease was primarily due to our decision to sell certain of our recovery contracts and to not renew or extend our other existing recovery contracts as a result of the adverse impacts of certain regulatory changes and the COVID-19 pandemic on our recovery business.
Customer Care / Outsourced Services revenues were approximately $11.1 million for the nine months ended September 30, 2022 compared to $9.8 million for the nine months ended September 30, 2021. The change was due to increased demand for our outsourced services.
Salaries and Benefits
Salaries and benefits expense was $63.1 million for the nine months ended September 30, 2022, a decrease of $4.0 million, or 6%, compared to salaries and benefits expense of $67.1 million for the nine months ended September 30, 2021. The decrease in salaries and benefits expense was primarily driven by lower headcount related to the cessation of non-healthcare recovery activity which largely occurred by the end of 2021, partially offset by an increase in headcount related to continued growth in our healthcare business during the period.

Other Operating Expenses
Other operating expenses were $23.9 million for the nine months ended September 30, 2022, compared to other operating expenses of $29.9 million for the nine months ended September 30, 2021. The decrease in other operating expenses was primarily due to the cessation of non-healthcare recovery activity which largely occurred by the end of 2021, and a decrease in professional services, but partially offset by an increase in expenses related to growth in our healthcare business.
Loss from Operations
As a result of the factors described above, loss from operations was $7.1 million for the nine months ended September 30, 2022, compared to loss from operations of $4.2 million for the nine months ended September 30, 2021. This increase of $3.0 million in loss from operations was driven primarily by a greater decrease in total revenues as a result of the cessation of our non-healthcare recovery business, as compared to a smaller relative decrease in total operating expenses due to the continued growth in our healthcare business during the nine months ended September 30, 2022.
Gain on Sale of Land and Buildings
Gain from the sale of land and buildings was $1.1 million for the nine months ended September 30, 2022. We sold two office buildings and the related land that were previously utilized by employees working on recovery contracts.
Interest Expense
Interest expense was $0.6 million for the nine months ended September 30, 2022, compared to $5.9 million for the nine months ended September 30, 2021, representing a decrease of $5.2 million. This decrease in interest expense is due primarily to a lower principal balance related to the refinance of our then existing indebtedness in December 2021, and lower interest rate during the nine months ended September 30, 2022.
Income Taxes
We recognized an income tax expense of $52 thousand for the nine months ended September 30, 2022, compared to an income tax expense of $61 thousand for the nine months ended September 30, 2021. Our effective income tax rate was (1)% for the nine months ended September 30, 2022, and 2021. Similar to the nine months ended September 30, 2021, the primary driver of our effective tax rate is the overall losses from operations for the nine months ended September 30, 2022 for which no benefit is recognized due to recognition of a full valuation allowance.
Net Loss
As a result of the factors described above, net loss was $6.3 million for the nine months ended September 30, 2022, which represented a decrease in net loss of approximately $1.4 million, or 18%, compared to net loss of $7.7 million for the nine months ended September 30, 2021.

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
Because of these limitations, you should consider adjusted EBITDA and adjusted net income alongside other financial performance measures, including net income and our other U.S. GAAP results. The following tables present a reconciliation of adjusted EBITDA and adjusted net income for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Adjusted EBITDA:
Net income (loss)	$(1,460)	$(1,691)	$(6,302)	$(7,652)
Provision for (benefit from) income taxes	(11)	(9)	52	61
Interest expense (1)	277	2,394	648	5,866
Stock-based compensation	931	540	2,212	1,963
Depreciation and amortization	1,095	843	3,355	3,883
Impairment of long-lived assets	—	—	—	636
Severance expenses (4)	10	380	189	1,876
Non-core operating expenses (5)	3	$775	9	2,683
Gain on sale of certain recovery contracts (6)	—	(579)	(382)	(2,428)
Gain on sale of land and buildings (7)	$(1,120)	$—	$(1,120)	$—
Adjusted EBITDA	$(275)	$2,653	$(1,339)	$6,888

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)		(in thousands)
Adjusted Net Income (Loss):
Net income (loss)	$(1,460)	$(1,691)	$(6,302)	$(7,652)
Stock-based compensation	931	540	2,212	1,963
Amortization of intangible assets (2)	—	72	—	689
Amortization of debt issuance costs (3)	23	1,320	71	2,453
Impairment of long-lived assets	—	—	—	636
Severance expenses (4)	10	380	189	1,876
Non-core operating expenses (5)	3	—	9	2,683
Gain on sale of certain recovery contracts (6)	—	(579)	(382)	(2,428)
Gain on sale of land and buildings (7)	(1,120)	—	(1,120)	—
Tax adjustments (8)	(42)	(690)	(269)	(2,165)
Adjusted net income (loss)	$(1,655)	$127	$(5,592)	$(1,945)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2021	2021
	(in thousands)		(in thousands)
Adjusted Net Income (Loss) Per Diluted Share:
Net income (loss)	$(1,460)	$(1,691)	$(6,302)	$(7,652)
Plus: Adjustment items per reconciliation of adjusted net income (loss)	(195)	1,818	710	5,707
Adjusted net income (loss)	$(1,655)	$127	$(5,592)	$(1,945)
Adjusted net income (loss) per diluted share	$(0.02)	$—	$(0.08)	$(0.03)
Diluted average shares outstanding (9)	74,021	67,948	72,480	57,512

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
(7)Represents gain on the sale of land and two office buildings.
(8)Represents tax adjustments assuming a marginal tax rate of 27.5% at full profitability.
(9)While net loss for the three months ended September 30, 2021 is ($1,691), the computation of adjusted net income (loss) results in adjusted net income of $127. Therefore, the calculation of the adjusted earnings per diluted share for the three months ended September 30, 2021 includes dilutive common share equivalents of 5,821 added to the basic weighted average shares of 62,127.
Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, and cash and cash equivalents on hand. Cash and cash equivalents, which includes restricted cash and consists primarily of cash on deposit with banks, totaled $25.7 million as of September 30, 2022 and $19.6 million as of December 31, 2021. On December 17, 2021, we entered into the Credit Agreement with MUFG Union Bank, N.A. The Credit Agreement includes a $20 million term loan commitment, which was fully advanced at closing, and a $15 million revolving loan commitment, which remains undrawn as of September 30, 2022. A portion of the revolving loan commitment of up to $2.5 million is available for the issuance of letters of credit.
Our ability to fund our business plans, capital expenditures and to fund our other liquidity needs depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control, and the availability of cash and cash equivalents on hand and borrowings under our current Credit Agreement. Our current financial projections show that we expect to be able to maintain a level of cash flows from operating activities sufficient to permit us to fund our ongoing and planned business operations and to fund our other liquidity needs. If, however, we are required to obtain additional borrowings to fund our ongoing or future business operations, there can be no assurance that we will be successful in obtaining such additional borrowings or upon terms that are acceptable to us.
Our Credit Agreement contains, and any agreements to refinance our debt likely will contain, certain financial covenants, including the maintenance of minimum fixed charge coverage ratio and total debt to EBITDA ratio, as well as restrictive covenants that require us to limit our ability to incur additional debt, including to finance future operations or other capital needs, and to engage in other activities that we may believe are in our long-term best interests, including to dispose of or acquire assets. We are in compliance with our covenants under the Credit Agreement. However, conditions may change for a variety of reasons in the future that may affect our ability to maintain compliance with our financial or restrictive covenants. Our failure to comply with these financial covenants or the restrictive covenants may result in an event of default, which, if not cured or waived, could accelerate the maturity of our indebtedness or result in modifications to our credit terms.

Cash flows from operating activities
Cash used in operating activities was $2.2 million for the nine months ended September 30, 2022, primarily as a result of changes in accrued salaries and benefits, and contract liabilities and other current liabilities during the period. Cash provided by operating activities was $1.3 million for the nine months ended September 30, 2021, primarily as a result of changes in trade accounts receivable, offset by contract assets.
Cash flows from investing activities
Cash provided by investing activities of $3.1 million for the nine months ended September 30, 2022 primarily related to proceeds from the sale of land and buildings, offset by capital expenditures for information technology, data storage, hardware, telecommunication systems and security enhancements to our information technology systems. Cash used in investing activities for the nine months ended September 30, 2021 was $0.5 million, which was used primarily for similar cash expenditure purposes as set forth above.
Cash flows from financing activities
Cash provided by financing activities of $5.2 million for the nine months ended September 30, 2022 was primarily attributable to $5.6 million in proceeds from the exercise of warrants by ECMC, offset by $0.4 million in repayments of notes payable. Cash used in financing activities for the nine months ended September 30, 2021 was $33.5 million, primarily attributable to repayments of notes payable during the period.
Restricted Cash
As of September 30, 2022, restricted cash included in current assets on our consolidated balance sheet was $0.1 million.
Notes Payable
On December 17, 2021, we entered into the Credit Agreement with MUFG Union Bank, N.A. The Credit Agreement includes a $20 million term loan commitment, which was fully advanced at closing and a $15 million revolving loan commitment, which remains undrawn as of September 30, 2022. A portion of the revolving loan commitment of up to $2.5 million is available for the issuance of letters of credit. Subject to certain customary exceptions, the obligations under the Credit Agreement are, or will be, guaranteed by each of our existing and future, direct or indirect, domestic subsidiaries. Our obligations under the Credit Agreement are secured by liens on substantially all of our assets and each of our domestic subsidiaries that are guarantors under the Credit Agreement.
As of September 30, 2022, $19.6 million was outstanding under the Credit Agreement. Our interest rate for outstanding borrowing under the Credit Agreement at September 30, 2022 was 5.3%.
The Credit Agreement matures on December 17, 2026. The proceeds from the term loan under the Credit Agreement were used, together with cash on hand, to refinance our credit agreement dated as of August 17, 2017, with ECMC Group, Inc. (as amended, the Prior Credit Agreement), and to pay fees and expenses in connection with the Credit Agreement.
Pursuant to the Credit Agreement, we are required to repay the aggregate outstanding principal amount of the term loan under the Credit Agreement in quarterly installments which commenced on March 31, 2022 in an amount that would result in amortization of (a) 2.5% of the term loan principal in the first full year following commencement of amortization, (b) 5.0% of the term loan principal in the second full year following commencement of amortization, (c) 7.5% of the term loan principal in each of the third and fourth full years following commencement of amortization, and (d) 10% of the term loan principal in the fifth full year (or portion thereof) following commencement of amortization. In addition, we must make mandatory prepayments of the term loan principal under the Credit Agreement with the net cash proceeds received in connection with certain specified events, including certain asset sales, casualty and condemnation events (subject to customary reinvestment rights). Any remaining outstanding principal balance of the term loan under the Credit Agreement is repayable on the maturity date. Amounts repaid or prepaid with respect to the term loan under the Credit Agreement cannot be reborrowed.
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
The Credit Agreement contains certain customary representations, warranties, and affirmative and negative covenants by us and our subsidiaries that restrict the Company’s and its subsidiaries’ ability to take certain actions, including: incurrence of indebtedness, creation of liens, making certain investments, mergers or consolidations, dispositions of assets, assignments, sales or transfers of equity in subsidiaries, repurchase or redemption of capital stock, entering into certain transactions with affiliates, or changing the nature of the Company’s business. The Credit Agreement also contains two financial covenants, which require us to maintain, as of the last day of each fiscal quarter commencing with March 31, 2022, (a) a total leverage ratio of not greater than (i) 3.00 to 1.00 through September 30, 2022 and (ii) 2.50 to 1.00 thereafter and (b) a fixed charge coverage ratio of not less than 1.20 to 1.00. The obligations under the Credit Agreement may be accelerated or the commitments terminated upon the occurrence of events of default under the Credit Agreement, which include payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, cross defaults to other material indebtedness, defaults arising in connection with changes in control, and other customary events of default.
As of September 30, 2022, we were in compliance with all financial covenants under the Credit Agreement.
Our obligations under the Credit Agreement are secured by substantially all of our subsidiaries' assets and are guaranteed by the Company and its subsidiaries, other than the borrowers.
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

Management, with the participation of our Chief Executive Officer and our Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of the fiscal quarter covered by this Quarterly Report on Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were functioning effectively at the reasonable assurance level as of September 30, 2022.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
If we are successful in obtaining an engagement with a new client or a new contract with an existing client, we typically have a long implementation period in which the services are planned in detail and we integrate our technology, processes and resources with the client’s operations. If we enter into a contract with a new client, we typically will not receive revenues until implementation is completed and work under the contract actually begins, which can be a substantial period of time. Our clients may also experience delays in obtaining approvals or managing protests from unsuccessful bidders, or delays associated with technology or system implementations, such as the delays experienced with the implementation of our first RAC contract with CMS. We incur significant expenses associated with new contracts before we receive corresponding revenues under any such new contract, because we operate under a model in which we generally hire employees to provide services to a new client once a contract is signed and otherwise incur significant upfront implementation expenses. If we are not able to pay the upfront expenses for commencing new contracts out of cash from operations or availability of cash on hand or borrowings under our lending arrangements, we may be required to scale back our operations or alter our business plans to account for cash shortages, either of which could prevent us from earning future revenues under any such new client or contract engagements. Further, if we are not successful in maintaining contractual commitments after the expenses we incur during our typically long implementation cycle, our cash flows and results of operations could be adversely affected.
Revenues generated from a limited number of our largest clients represent a substantial majority of our revenues. Any termination of or deterioration in our relationship with any of our significant clients would result in a decline in our revenues.
We derive a substantial portion of our revenues from a limited number of our largest clients. Substantially all of our contracts (i) entitle our clients to unilaterally terminate their contractual relationship with us at any time without penalty and (ii) are subject to competitive procurement or renewal processes from time to time. For example, we were recently notified by CMS of a “request for quote” or contract renewal process related to our existing MSP CRC contract. Further, substantially all of our contracts allow our clients to unilaterally change the amount of work available to us. If one of our largest clients terminates any of our existing contracts, or chooses not renew an existing contract in connection with a competitive procurement or renewal process, our revenues and results and of operations may be materially harmed. Further, if one of our significant clients decides to limit the amount of claims that we are allowed to audit or if the terms of compensation for our services change or if there is a reduction in the level of placements provided by any of these clients, our revenues could decline, which would harm our business, financial condition and results of operations. Lastly, our revenues could be adversely affected if one of our significant clients is acquired by an entity that does not wish to continue to use our services.

Many of our contracts with our clients are not exclusive and do not commit our clients to provide specified volumes of business. In addition, the terms of these contracts may be changed unilaterally and on short notice by our clients. As a consequence, there is no assurance that we will be able to maintain our revenues and operating results.
Many of our existing contracts enable our clients to terminate their contractual relationship with us at any time without penalty, potentially leading to loss of business or renegotiation of terms. Further, most of our contracts allow our clients to unilaterally change the amount of work available to us or the payment terms at any given time. In addition, many of our contracts are not exclusive, with our clients retaining multiple service providers with whom we must continue to compete for additional work. Therefore, despite our contractual relationships with our clients, our contracts do not provide assurance that we will generate a minimum amount of revenues or that we will receive a specific volume of work. For example, in March 2020, CMS paused medical review activities under our then current RAC contracts related to the COVID-19 pandemic, which were later resumed in August 2020. This pause in medical review activities under our RAC contracts had a negative impact on our 2020 and 2021 results of operations. If any of our clients modify terms of service, including the success fees we are able to earn, or any of these clients establish more favorable relationships with our competitors, our future revenues may be adversely affected.
The U.S. federal government accounts for a significant portion of our revenues, and any loss of business from, or change in our relationship with the U.S. federal government would result in a significant decrease in our revenues and operating results.
We have historically derived and are likely to continue to derive a significant portion of our revenues from the U.S. federal government. We currently hold five contracts with agencies of the U.S. federal government within our healthcare business. The continuation and exercise of renewal options on our U.S. federal government contracts and any new U.S. federal government contracts are, among other things, contingent upon succeeding within competitive bidding processes, changes in federal government spending, the availability of adequate funding for the applicable federal government agency, or other regulatory changes, such as the pause in activities under our RAC contracts in 2020 as a result of the COVID-19 pandemic, could adversely affect our financial performance. The loss of business from the U.S. federal government, or significant policy changes or financial pressures within the agencies of the U.S. federal government that we serve would result in a significant decrease in our revenues, which would adversely affect our business, financial condition and results of operations.
Downturns in domestic or global economic conditions and other macroeconomic factors could harm our business and results of operations.
Various macroeconomic factors influence our business and results of operations. These include overall healthcare spending in the U.S. and the volume of healthcare claims that we audit on behalf of our clients, which are both impacted by domestic and global economic conditions, rates of unemployment and similar factors, movements in interest rates, and changes in healthcare costs, governmental policies toward Medicare expenditures or the healthcare industry taken as a whole. Changes in the overall economy could lead to a reduction in overall recovery rates by our clients, which in turn could adversely affect our business, financial condition and results of operations. For example, our business and the businesses of our customers have been materially and adversely affected by recent inflationary trends and the impact of the COVID-19 pandemic which have caused, and are expected to continue to cause, a slowdown in global economic activity, which has resulted in a significant negative impact on our financial condition and results of operations. Political tensions resulting in economic instability, such as due to military activity or civil hostilities among Russia and Ukraine and the related response, including sanctions or other restrictive actions, by the United States and/or other countries, or other similar events, may have an adverse impact on our business, financial condition, and results of operations.

We may not have sufficient cash flows from operations or availability of funds under our lending arrangements to fund our ongoing operations and our other liquidity needs, which could adversely affect our business and financial condition.
Our ability to fund our business plans, capital expenditures and to fund our other liquidity needs depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control and the availability of cash on hand and borrowings under our existing lending facility. We cannot make assurances that we will maintain a level of cash flows from operating activities sufficient to permit us to fund our ongoing and planned business operations and to fund our other liquidity needs. If we are required to obtain borrowings to fund our ongoing or future business operations, there can be no assurance that we will be successful in obtaining such borrowings or upon terms that are acceptable to us. While we believe our financial projections are attainable, there can be no assurances that our financial results will be recognized in a timeframe necessary to meet our ongoing cash requirements. If our cash flows and capital resources are insufficient to fund our planned business operations or to fund our other liquidity needs, we may be forced to reduce or delay capital expenditures, alter our business plans, curtail the services we provide to our current or future clients, sell assets or operations, seek additional capital or restructure or refinance our indebtedness, any of which could have an adverse effect on our financial condition and results of operations.
We may not be able to manage our potential growth effectively and our results of operations could be negatively affected.
We believe our RAC contracts, MSP CRC contract, and other commercial healthcare contracts continue to provide the opportunity for growth in our business. However, our focus on growth and the expansion of our healthcare and other businesses may place additional demands on our management, operations and financial resources and will require us to incur additional expenses. We cannot be sure that we will be able to manage our performance under any significant new contracts effectively. In order to successfully perform under any significant new contracts, our expenses will increase to recruit, train and manage additional qualified employees and subcontractors and to expand and enhance our administrative infrastructure and continue to improve our management, financial and information systems and controls. If we cannot manage our growth effectively, our expenses may increase, and our results of operations could be negatively affected.
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
Given the economic hardships caused as a result of the COVID-19 pandemic, certain of our customers have chosen and may continue to choose to delay the services that we provide, and additional customers may choose to similarly delay the audit and recovery services that we provide, either of which could have a material negative impact on our revenues and results of operations. In addition, the COVID-19 pandemic has also had a negative impact on overall hospital utilization rates in the United States. This negative impact on overall hospital utilization rates has caused delays with the healthcare industry as a whole, which in turn has had a negative impact on our healthcare business. Any additional disruptions to the services that we provide to our customers as a result of the COVID-19 pandemic or otherwise could result in a negative impact on our revenues and results of operations.
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
Prescott Group Management, L.L.C. and Mill Road Capital Management LLC beneficially owned approximately 20.8% and 4.8% of our common stock, respectively, as of September 30, 2022. As a result of their ownership, these significant stockholders have the ability to influence the outcome of matters submitted to a vote of stockholders and, through our board of directors, the ability to influence decision making with respect to our business direction and policies. Mill Road Capital Management LLC currently has a representative sitting on our Board of Directors. These significant stockholders may have interests different from our other stockholders’ interests and may vote in a manner adverse to those interests. Matters over which these significant stockholders can, directly or indirectly, exercise influence include:
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

PERFORMANT FINANCIAL CORPORATION
Date:	November 9, 2022
		By:	/s/ Lisa Im
Lisa Im

Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Ian Johnston
Ian Johnston

Vice President and Chief Accounting Officer