Form 10-K
period 2022-12-31
Performant Financial Corp
filed 2023-03-17
CIK 1550695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☒    No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes      No  ☒

As of June 30, 2022 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was $135,663,443. Shares of common stock beneficially held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 15, 2023, 75,505,108 shares of the registrant’s common stock were outstanding.
Documents Incorporated By Reference
Items 10 through 14 in Part III of this Form 10-K are incorporated by reference to the Registrant’s definitive proxy statement on Schedule 14A, to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies from the Registrant’s 2023 Annual Meeting of Stockholders, referred to in this report as the 2023 Proxy Statement.

2

PART I
Cautionary Statement Regarding Forward-Looking Information
This Annual Report on Form 10-K contains, in addition to historical information, certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact contained in this Annual Report on Form 10-K, including statements regarding our future results of operations and financial position, strategy and plans, and our expectations for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives, and financial needs. Forward-looking statements include, but are not limited to, statements about:

•our ability to generate revenue following long implementation periods associated with new customer contracts;
•our client relationships and our ability to maintain such client relationships;
•many of our customer contracts are subject to periodic renewal, are not exclusive, do not provide for committed business volumes;
•downturns in domestic or global economic conditions and other macroeconomic factors;
•our ability to generate sufficient cash flows to fund our ongoing operations and other liquidity needs;
•our ability to hire and retain employees with specialized skills that are required for our healthcare business;
•the impact of COVID-19 on our business and operations, opportunities and expectations for the markets in which we operate;
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

ITEM 1. Business
Overview
We provide technology-enabled audit, recovery, and analytics services in the United States primarily to the healthcare industry. We work with healthcare payers through claims auditing and eligibility-based (also known as coordination-of-benefits or COB) services to identify improper payments. We engage clients in both government and commercial markets. We also have a call center which serves clients with multifaceted consumer engagement needs. Our clients typically operate in complex and highly regulated environments and contract for their payment integrity needs in order to reduce losses on improper healthcare payments.
We historically worked in recovery markets such as defaulted student loans, federal treasury and state tax receivables. These markets are no longer a focus of the Company.
We believe we have a leading position in our markets based on our technology-enabled services platform, long-standing client relationships, and the large volume of claims or funds we have audited and recovered for our clients. Further, we believe that our business platforms are adaptable to new markets and new processes and service offerings within our existing markets. We continue to enhance our platforms through investments in new data and analytics capabilities, which we believe will enable us to provide additional services related to the detection of fraud, waste and abuse. We endeavor to automate and optimize what traditionally have been manually intensive processes in order to drive higher workforce productivity. In 2022, we generated approximately $110,000 of revenue per employee compared to $118,000 of revenue per employee in 2021, based on the average number of employees during each of the years, respectively.
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
For the year ended December 31, 2022, we generated approximately $109.2 million in revenues, $6.5 million in net loss, $0.9 million in adjusted EBITDA, and $5.2 million in adjusted net loss. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Adjusted EBITDA and Adjusted Net Income” in Item 7 below for a definition of adjusted EBITDA and adjusted net income and reconciliations of adjusted EBITDA and adjusted net loss to net income (loss) determined in accordance with generally accepted accounting principles.
Our Markets
We operate in markets characterized by strong growth, a complex regulatory environment and a significant amount of delinquent, defaulted or improperly paid assets.
Healthcare Market
The healthcare industry represents a significant portion of the U.S. Gross Domestic Product (GDP). According to Center for Medicare and Medicaid Services (CMS) National Health Expenditure (NHE) Projections, U.S. healthcare spending grew 2.7% in 2021, reaching $4.3 trillion from $4.1 trillion in 2020. National health spending is projected to grow at an average annual rate of 5.5% for 2018-27 and to reach nearly $6.2 trillion by 2028. As a share of the nation's GDP, national healthcare spending accounted for 18.3% in 2021, a decrease from 19.7% in 2020. Federal government-related spending grew 8.4% to $900.8 billion in 2021 for Medicare, which provides a range of healthcare coverage primarily to elderly and disabled Americans and grew 9.2% to $734.0 billion in 2021 for Medicaid, which provides federal matching funds for states to finance healthcare for individuals at or below the public assistance level. Over 2021-30, Medicare spending is projected to increase to an average rate of 7.4% per year. Over 2021-23, Medicaid spending is projected to increase to an average rate of 5.5%.
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
In addition to government-related healthcare spending, significant growth in spending is expected in the private healthcare market. According to CMS NHE Projections, the private healthcare market accounted for approximately $1.2 trillion in spending in 2021. Private healthcare expenditures are projected to grow by 4.6% per year on average from 2021 through 2023 and 5.0% per year on average from 2024 through 2028.
Recovery Market
During 2021, we sold certain of our non-healthcare recovery contracts and did not renew or restart existing contracts in the recovery market, nor pursue new non-healthcare recovery contracts. Accordingly, we no longer derive significant revenues from the student lending debt recovery, state tax, or the federal agency recovery markets.
Our Competitive Strengths
We believe that our business is difficult to replicate, as it incorporates a combination of several important and differentiated elements, including:
•Scalable and flexible technology-enabled services platform. We have a purpose-built technology platform that is highly flexible, intuitive and easy to use for our audit, eligibility, and claims specialists. Our flexible platform is configurable and deployable across multiple markets and processes. For example, we have successfully implemented our platform across multiple healthcare offerings within claims auditing and other eligibility-based offerings, each having its own process complexities and nuances.
•Advanced, technology-enabled workflow processes. Our technology-enabled workflow processes, developed and refined over many years of operational experience enable us to disaggregate otherwise complex audit and recovery processes into a series of simple, efficient and consistent steps that are configurable and applicable to processing different types of services. We believe our workflow software is highly intuitive, which enables our audit and other claims specialists to manage each step of the Performant operational process, while automating a series of otherwise manually intensive and document-intensive steps. We believe our streamlined workflow technology drives higher efficiencies in our operations, as illustrated by our ability to generate approximately $110,000 of revenues per employee during 2022, based on the average number of employees during the year. We believe our streamlined workflow technology and processes also improve audit and recovery results relative to more labor-intensive outsourcing models.
•Strong data and analytics capabilities. Our data and analytics capabilities allow us to achieve strong audit results, eligibility matching, and recovery rates for our clients. We have a proprietary data management and analysis platform which we use throughout our business. We have assembled a large amount of healthcare-related performance data for over a decade, which we combine with large volumes of client and third-party data to effectively analyze our clients’ claims and other data for improper payments. We have also developed a number of analytical models for claims auditing, and analytics tools that we use to score our clients’ inventory, determine the optimal workflow process and allocation of resources, and achieve higher levels of results for our clients. In addition, we utilize analytics tools to continuously measure and test our workflow processes to drive refinements and further enhance the quality and effectiveness of our capabilities.
•Long-standing client relationships. We believe our long-standing focus on achieving superior performance for our clients and the significant value our clients derive from this focus have helped us achieve long-tenured client relationships, strong contract retention and better access to new clients and future growth opportunities. For example, our relationship with CMS spans over fourteen years, and our relationships with our earliest commercial clients in the healthcare industry have been in place for almost a decade.

•Extensive domain expertise in complex and regulated markets. We have extensive experience and domain expertise in providing services for government and private institutions that generally operate in complex and regulated markets. We have demonstrated our ability to develop domain expertise in varied markets such as healthcare and other state and federal level entities. We believe we have the organizational experience that is required to understand and adapt to changes in the regulatory environment and overall objectives of our clients as a result of ongoing changes in public policy. Further, we believe this helps us identify and anticipate growth opportunities. For example, we successfully identified government healthcare as a potential growth opportunity that has thus far led to the award of seven contracts to us by CMS. Together with our flexible technology platform, we have the ability to adapt our business strategy, to allocate resources and to respond to changes in our regulatory environment to capitalize on new growth opportunities.
•Culture of innovation and client service philosophy enables continuous improvement and expanded value creation. We have a concerted focus on developing new payment integrity concepts to increase savings for our clients. We have a collaborative approach to identify and resolve client payment integrity needs, with an emphasis on growing our customer pipeline in the healthcare market to serve mid-sized private healthcare plans that have historically been underserved by larger platforms. We typically target our client sales efforts into a cross functional matrix of client decision makers across payment integrity, finance, provider network management and clinical policy to drive expansion in our sales efforts.
•Proven and experienced management team. Our management team has significant industry experience and has demonstrated strong execution capabilities. Our senior management team, led by Lisa Im and Simeon Kohl, has been with us for an average of approximately 21 years. This team has successfully grown our revenue base and service offerings beyond the original student loan market into healthcare, and delinquent state and federal tax receivables. Our management team’s industry experience, combined with deep and specialized understanding of complex and highly regulated industries, has enabled us to maintain long-standing client relationships and strong financial results.
Our Growth Strategy
Key elements of our growth strategy include the following:
•Expand our payment integrity services in the healthcare market. According to CMS NHE Projections for expenditures in Medicare, Medicaid, and private healthcare will be in the trillions of dollars annually through 2028. As these large markets continue to grow, we expect the need for Performant's offerings to increase in the public and private healthcare markets. We have established relationships and contracts with both CMS and private healthcare plans on a national and regional level. We have a muti-pronged growth strategy for the healthcare market, divided amongst national, mid-tier and smaller health plans. These strategies include a combination of growth within our existing client base, as well as adding new clients. In doing so, we intend to pursue growth opportunities to provide audit and eligibility matching services for our clients’ both prior to and post payment for healthcare services, including the detection of fraud, waste, and abuse.
•Pursue strategic alliances and acquisitions. We may selectively consider opportunities to grow through strategic alliances or acquisitions that are complementary to our business. These opportunities may enhance our existing capabilities, enable us to enter new markets, expand our product offerings and allow us to diversify our revenues.
Our Platform
Our data management, analytics, and technology-enabled services platform is proprietary and based on over two decades of experience in auditing and recovering large amounts of funds on behalf of our clients across several markets. The components of our platform include our data management expertise, data analytics capabilities and technology-based workflow processes. Our platform integrates these components to allow us to achieve optimized outcomes for our clients in the form of increased efficiency and productivity and high efficacy rates. Our platform and workflow processes are also intuitive and easy to use for our healthcare claims specialists, which allow us to increase our employee retention and productivity.

The components of our platform include the following:
Data Management Expertise
Our platform manages and stores large amounts of data throughout our workflow process. This data includes a combination of both publicly-available information, as well as proprietary and client specific data, the combination of which creates a robust input for claims review and selections. We are able to integrate these sources efficiently and in real-time to reduce errors, reduce cycle time processing and, ultimately, improve audit finding and recovery rates. The strength of our data management expertise augments our data analytics capabilities and provides our healthcare claims specialists with powerful workflow processes.
Data Analytics Capabilities
Our data analytics capabilities are designed to efficiently screen and allocate massive volumes of claims inventory. For example, we analyze millions of healthcare claims with customized payment integrity algorithms to find potential correlations between claims data and improper payments, which enhance our finding rates. We utilize our proprietary analytics tools across all of our current markets and clients to continuously and rigorously test our workflow processes in real-time in order to drive greater process efficiency and improvement in recoupment rates.
Furthermore, we believe our data analytics capabilities will enable us to extend our potential product offerings within the healthcare market, permitting us to pursue significant new business opportunities.
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
The following diagram illustrates how our technology platform fits into our operational ecosystem:

Our Services
We use our technology-enabled services platform to provide services for the identification and recovery of improper payments, primarily in the healthcare market. The table below summarizes our various service offerings and related analytics capabilities for the markets we serve.

Healthcare	Customer Care / Outsourced Services	Analytics Capabilities
•  Provide audit, eligibility, and recovery services to identify improper healthcare payments for public and private healthcare clients

•    Identify improper payments typically resulting from incorrect coding, procedures that were not medically necessary, incomplete documentation and coverage discrepancies amongst other payment integrity issues

•    Utilize our proprietary technology, our history of healthcare-related performance data, and our data analytics capabilities to effectively analyze our clients’ claims and other data for improper payments

•    Earn contingent, success-based fees based on a percentage of claim amounts recovered
• Provide first party call center and other outsourced services
•    Earn contingent, success-based fees based on the volume of processed transactions, the quantity of labor hours provided based on dedicated headcount
• We use our enhanced data analytics capabilities, which we refer to as Performant Insight, to offer a variety of services from post- and pre-payment audit of healthcare claims to detection of fraud, waste and abuse of healthcare claims, to coordination of benefits and pharmacy fraud detection
Healthcare
We provide payment integrity services related to improper payments in the healthcare market, serving both government and commercial clients. Within the healthcare market, we have strong and established relationships with multiple government agencies across our various product lines.
In October 2016, we were awarded two RAC contracts by CMS. One of these RAC contracts, which was subsequently re-awarded to us in 2021 for an eight-and-a-half year term, covers Parts A and B Medicare payments in Region 1. The second RAC contract involves post-payment review of DMEPOS and home health and hospice claims across the entire U.S. In November 2022, we were awarded a third RAC contract by CMS which is for an eight-and-a-half year term and covers Parts A and B Medicare payments in Region 2.
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
In October 2017, we were awarded the national exclusive MSP contract by CMS. This contract was subsequently re-awarded to us in December 2022. Under our MSP contract with CMS, we are responsible for identifying and recovering payments in situations where Medicare should not be the primary payer of healthcare claims because a beneficiary has other forms of insurance coverage, such as through an employer group health plan or certain other insurance payers.
In January 2022, we were awarded the indefinite delivery, indefinite quantity contract by the U.S. Department of Health and Human Services, Office of the Inspector General (HHS OIG), which has a base term of one year and four additional one-year options. Under this contract, we provide medical review and consultative services associated with the oversight activities of the HHS OIG, primarily assessing services and claims for Medicare fee-for-service payments for Part A and Part B.

In the private healthcare market, we have entered into numerous private insurance payer contracts and are pursuing additional opportunities to provide audit, recovery, and analytics services. We utilize our technology-enabled services platform to provide audit, recovery, and analytics services for private healthcare payers. Our experience from our contracts with CMS has helped establish our presence in the private healthcare market resulting in opportunities for us to provide audit and recovery services for several national and regional commercial health plans. Our audit and analytics capabilities have allowed us not only to expand our services with these initial private healthcare clients, but also gain entry into other related private healthcare opportunities.
The illustration below provides examples of certain types of improper payments that we audit on behalf of our clients in the healthcare market.
Recovery
We have historically worked in recovery markets such as defaulted student loans, federal treasury and state tax receivables, and commercial recovery. These markets are no longer a focus of the Company.
Customer Care / Outsourced Services
We derive revenues from first party call center and other outsourced services. Our revenues for these services include contingency fees, fees based on dedicated headcount, and tasks completed on behalf of our clients.
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
Our Clients
We provide our services across a range of government and private clients.
CMS
Our relationship with CMS extends approximately fourteen years. Under our first RAC contract with CMS, which was initially awarded in 2008 and expired in 2016, we were responsible for identifying and facilitating the recovery of improper Part A and Part B Medicare payments in the Northeast region of the United States.
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
Additionally, in November 2022, we were awarded the RAC contract to audit improper payments for claims made under Medicare Parts A and B in Region 2, which consists of 14 states (Illinois, Minnesota, Wisconsin, Nebraska, Iowa, Kansas, Missouri, Colorado, New Mexico, Texas, Oklahoma, Arkansas, Louisiana, and Mississippi). Our RAC contract for Region 2 has a term of eight-and-a-half years.
In October 2017, we were awarded the national exclusive MSP contract by CMS. Under this MSP contract, we are responsible for coordination-of-benefits claims, which includes identifying and recovering payments in situations where Medicare should not be the primary payer of healthcare claims because a beneficiary has other forms of insurance coverage, such as through an employer group health plan or certain other payers. We commenced operations on the MSP contract in 2018. We were re-awarded this contract in December 2022, with an expected commencement in March 2023.
Private Healthcare
In the private healthcare market, we utilize our technology-enabled services platform to provide audit, recovery and analytical services for private healthcare payers. Our experience from our contracts with CMS has helped establish our presence in the private healthcare market by providing us the opportunity to provide audit and recovery services for several national and regional commercial health plans. Our audit and analytics capabilities have allowed us not only to expand our services with these initial private healthcare clients, but also gain entry into other related private healthcare opportunities with numerous other plans.
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

Technology Operations
Our technology operations are Livermore, California, with primary and redundant datacenters located in Santa Clara, California and Fort Worth, Texas. We have designed our infrastructure for scalability and redundancy, which allows us to continue to operate in the event of an outage at any of our datacenters. We maintain an information systems environment with dedicated information technology and security teams managing an advanced architecture focused on network security intrusion detection, data loss prevention and training of staff with 24x7 monitoring and security incident response capabilities. We utilize encryption technologies certified to FIPS 140-2 to protect sensitive data on our systems, all data during transmission and all data on redundancy or backup solutions. We also maintain a comprehensive enterprise-wide information security program certified by 3rd party auditors that is based on industry standards such as HITRUST, ARS 5.0,NIST 800-53, SOC 1 Type II and PCI/DSS.
Competition
We face significant competition in all aspects of our business.
In the audit and recovery of improper healthcare payments, we face competition in the bidding process for commercial healthcare contracts, and the RAC and MSP contracts awarded by CMS. However, based on the effective audit solutions that we have provided to CMS and private healthcare plans, we believe we are well qualified to compete for new contract awards within the healthcare market. This qualification allows us to compete more effectively for contracts such as the CMS RAC Region 1 contract, which we were re-awarded in March 2021, and the RAC Region 2 contract, which we were awarded in November 2022. In the most recent RAC bidding process, the identified competitive factors were demonstrated experience in effective recovery services in the healthcare market, sufficient capacity to address claims volumes, maintenance of high standards of operational practices, financial capability to perform under the RAC contracts and fee rates. In the private healthcare market, these same factors are generally important and applicable. Our competition in the private healthcare market includes the other RAC service providers, (including Cotiviti, LLC and Cotiviti GOV Services (formerly Health Management Systems, Inc.)), and a variety of healthcare consulting and healthcare information services companies. Many of these companies have greater financial, technological and other resources than we do.
Government Regulation
The nature of our current healthcare business and our legacy recovery business requires that we adhere to a complex array of federal and state laws and regulations. These include, but are not limited to, the Health Insurance Portability and Accountability Act, or HIPAA, the Health Information Technology for Economic and Clinical Health Act, or HITECH, the False Claims Act, or FCA, the Anti-Kickback Statute, or AKS, the Exclusion Statute, the Privacy Act of 1974, the Fair Debt Collection Practices Act, or FDCPA, the Fair Credit Reporting Act, or FCRA, the rules and regulations established by the Consumer Financial Protection Bureau, or CFPB, and related state laws. We are also governed by a variety of state laws that regulate the collection, use, disclosure and protection of personal information. We have implemented and maintain physical, technical and administrative safeguards intended to protect all personal data and we have processes in place to assist us in complying with applicable laws and regulations regarding the protection of this data. Our compliance efforts include training of personnel and monitoring of our systems and personnel.
HIPAA and Related State Laws
Our healthcare business subjects us to compliance with HIPAA and various related state laws that contain substantial restrictions and requirements with respect to the use and disclosure of an individual’s protected health information. HIPAA prohibits us from using or disclosing an individual’s protected health information unless the use or disclosure is authorized by the individual or is specifically required or permitted under HIPAA. Under HIPAA, we must establish administrative, physical and technical safeguards to protect the confidentiality, integrity and availability of electronic protected health information maintained or transmitted by us or by others on our behalf. We are required to notify affected individuals and government authorities of data security breaches involving unsecured protected health information. The Department of Health and Human Services Office of Civil Rights enforces HIPAA privacy violations; CMS enforces HIPAA security violations and the Department of Justice enforces criminal violations of HIPAA.

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
Our compliance efforts include the encryption of protected health information that we hold and the development of procedures to detect, investigate and provide appropriate notification if protected health information is compromised. Our employees and contractors receive initial and periodic supplemental training and are tested to ensure compliance. Additionally, we undergo regular privacy and security audits by our federal and commercial clients, as well as by third party auditors to maintain our HITRUST certification.
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

Certification, Accreditation, and Security
Business services that collect, store, transmit or process information for United States government agencies and organizations are required to undergo a rigorous certification and accreditation process to ensure that they operate at an acceptable level of security risk. As a government contractor, we currently have Authorization to Operate, or ATO, licenses for CMS Recovery Audit Contractor (RAC) Regions 1 & 5 and HHS Office of Inspector General (OIG). ATOs currently in process include CMS RAC Region 2 and CMS Medicare Secondary Payer (MSP).
We maintain a comprehensive enterprise-wide information security program based on industry standards such as ARS 5.0, NIST 800-53 and PCI/DSS. In addition, we hold SSAE – SOC 1 Type II certification, which provides assurance to auditors of third parties that we maintain the necessary controls and procedures to effectively manage third party data. For our healthcare business, we are HITRUST certified, which helps ensure that our policies, procedures, and implementation conform to HIPAA guidelines. We undergo independent audits by our government agency clients upon the award of a contract and annually thereafter. We also conduct periodic self-assessments.
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
As of December 31, 2022, we had four trademarks registered with the U.S. Patent and Trademark office: Performant Financial Corporation, Performant Insight, and Premiere Credit.
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

Human Capital
As of December 31, 2022, we had 1,023 full-time employees. None of our employees is a member of a labor union and we consider our employee relations to be good.
We provide our employees with competitive salaries and bonuses, development programs that enable continued learning and growth and an employment package intended to promote well-being across all aspects of their lives, including healthcare, retirement planning and paid time off. Since the onset of the COVID-19 pandemic, we have taken an integrated approach to helping our employees manage their work and personal responsibilities, with a strong focus on employee well-being, health, and safety.
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
Risks Related to Our Business
We typically face a long period to start up a new contract which may cause us to incur expenses before we receive revenues from new clients or new contract relationships.
If we are successful in obtaining an engagement with a new client or a new contract with an existing client, we typically have a long implementation period in which the services are planned in detail and we integrate our technology, processes and resources with the client’s operations. If we enter into a contract with a new client, we typically will not receive revenues until implementation is completed and work under the contract actually begins, which can be a substantial period of time. Our clients may also experience delays in obtaining approvals or managing protests from unsuccessful bidders, or delays associated with technology or system implementations, such as the delays experienced with the implementation of our RAC contracts with CMS. We incur significant expenses associated with new contracts before we receive corresponding revenues under any such new contract, because we operate under a model in which we generally hire employees to provide services to a new client once a contract is signed and otherwise incur significant upfront implementation expenses. If we are not able to pay the upfront expenses for commencing new contracts out of cash from operations or availability of cash on hand or borrowings under our lending arrangements, we may be required to scale back our operations or alter our business plans to account for cash shortages, either of which could prevent us from earning future revenues under any such new client or contract engagements. Further, if we are not successful in maintaining contractual commitments after the expenses we incur during our typically long implementation cycle, our cash flows and results of operations could be adversely affected.
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
Our revenues under our current healthcare contracts depend in part on the number and types of potentially improper claims that we are allowed to audit or otherwise pursue on behalf of our clients. For example, under CMS’s Medicare recovery audit program, RAC contractors have not been permitted to seek the recovery of an improper claim unless that particular type of claim has been pre-approved by CMS to ensure compliance with applicable Medicare payment policies, as well as national and local coverage determinations. As work under the first RAC contract progressed, CMS placed increasing restrictions on the scope of audits permitted by RAC contractors and these restrictions have not been relaxed under our current RAC contracts. Accordingly, the long-term growth of revenues we derive under our three existing RAC contracts, or any additional contracts we may enter into with CMS, will depend on the scope of improper claims that CMS allows us to pursue and our ability to successfully identify improper claims within the permitted scope.
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
Our ability to make scheduled payments under our Credit Agreement and to fund our other liquidity needs depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control, such as the recent global economic downturn as the result of the COVID-19 pandemic. We cannot make assurances that we will maintain a level of cash flows from operating activities or other capital resources sufficient to permit us to pay the principal and interest on our indebtedness and to fund our other liquidity needs. If our cash flows and capital resources are insufficient to fund our debt service obligations and allow us to maintain compliance with the covenants under our Credit Agreement or to fund our other liquidity needs, we may be forced to reduce or delay capital expenditures, alter our business plans, curtail the services we provide to our current or future clients, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot ensure that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements, including our Credit Agreement with MUFG Union Bank. If we cannot make scheduled payments on our debt, we will be in default and, as a result, our debt holders could declare all outstanding principal and interest to be due and payable, and foreclose against the assets securing our borrowings and we could be forced into bankruptcy or liquidation.
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
Various macroeconomic factors influence our business and results of operations. These include overall healthcare spending in the U.S. and the volume of healthcare claims that we audit on behalf of our clients, which are both impacted by domestic and global economic conditions, rates of unemployment and similar factors, movements in interest rates, and changes in healthcare costs, governmental policies toward Medicare expenditures or the healthcare industry taken as a whole. Changes in the overall economy could lead to a reduction in overall recovery rates by our clients, which in turn could adversely affect our business, financial condition and results of operations. For example, our business and the businesses of our customers have been/were materially and adversely affected by recent inflationary trends and the impact of the COVID-19 pandemic which have caused, and may continue to cause, a slowdown in global economic activity, which has resulted in a significant negative impact on our financial condition and results of operations. Political tensions resulting in economic instability, such as due to military activity or civil hostilities among Russia and Ukraine and the related response, including sanctions or other restrictive actions, by the United States and/or other countries, or other similar events, may have an adverse impact on our business, financial condition, and results of operations.
We may not have sufficient cash flows from operations or availability of funds under our lending arrangements to fund our ongoing operations and our other liquidity needs, which could adversely affect our business and financial condition.
Our ability to fund our business plans, capital expenditures and to fund our other liquidity needs depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control and the availability of cash on hand and borrowings under our existing lending facility. As a result of the First Amendment to our Credit Agreement with MUFG Union Bank, which became effective March 13, 2023, we do not have any further borrowing capacity under the Credit Agreement. We cannot make assurances that we will maintain a level of cash flows from operating activities sufficient to permit us to fund our ongoing and planned business operations and to fund our other liquidity needs. If we are required to obtain borrowings to fund our ongoing or future business operations, there can be no assurance that we will be successful in obtaining such borrowings or upon terms that are acceptable to us. While we believe our financial projections are attainable, there can be no assurances that our financial results will be recognized in a timeframe necessary to meet our ongoing cash requirements. If our cash flows and capital resources are insufficient to fund our planned business operations or to fund our other liquidity needs, we may be forced to reduce or delay capital expenditures, alter our business plans, curtail the services we provide to our current or future clients, sell assets or operations, seek additional capital or restructure or refinance our indebtedness, any of which could have an adverse effect on our financial condition and results of operations.
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
• our ability to successfully identify improper Medicare claims and the number and type of potentially improper claims that CMS authorizes us to pursue under our RAC contracts;
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
Risks Related to Regulations and Legislation
We identified a material weakness in our internal control over financial reporting. If we are unable to remediate this material weakness, or if we experience additional material weaknesses or other deficiencies in the future, or otherwise fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately or timely report our financial results, which could result in loss of investor confidence and adversely impact our stock price.
As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, or the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, the Dodd-Frank Act and other applicable securities rules and regulations. In particular, we are subject to reporting obligations under Section 404 of the Sarbanes-Oxley Act that require us to include a management report on our internal control over financial reporting in our annual report, which contains management’s assessment of the effectiveness of our internal control over financial reporting, and are further required to adhere to the auditor attestation requirements with respect to the to the effectiveness of our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act.
Internal controls related to the operation of technology systems are critical to maintaining adequate internal control over financial reporting. As disclosed in Part II, Item 9A, during the fourth quarter of fiscal 2022, management identified a material weakness in the design and operation of internal control related to information technology general controls (ITGCs) in the areas of user access and program change-management over certain information technology (IT) systems that support our financial reporting processes. We have begun the process of designing and implementing measures to improve our internal controls over financial reporting and to remediate this material weakness. While there can be no assurance that our efforts will be successful, we plan to remediate this material weakness during fiscal 2023. Our ability to comply with the annual internal control report requirements will depend on the effectiveness of our financial reporting and data systems and controls across our company. We expect these systems and controls to involve significant expenditures and to may become more complex as our business grows. To effectively manage this complexity, we will need to continue to improve our operational, financial, and management controls, and our reporting systems and procedures. Our inability to successfully remediate our existing or any future material weaknesses or other deficiencies in our internal control over financial reporting or any failure to implement required new or improved controls, or difficulties encountered in the implementation or operation of these controls, could harm our operating results and cause us to fail to meet our financial reporting obligations or result in material misstatements in our financial statements, which could limit our liquidity and access to capital markets, adversely affect our business and investor confidence in our financial statements, and adversely impact our stock price.
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
Prescott Group Management, L.L.C., First Light Asset Management, LLC, Parthenon Capital Partners, and Mill Road Capital Management LLC beneficially owned approximately 20.5%, 9.8%, 6.0% and 4.6% of our common stock, respectively, as of December 31, 2022. As a result of their ownership, these significant stockholders have the ability to influence the outcome of matters submitted to a vote of stockholders and, through our board of directors, the ability to influence decision making with respect to our business direction and policies. Mill Road Capital Management LLC currently has a representative sitting on our Board of Directors. These significant stockholders may have interests different from our other stockholders’ interests and may vote in a manner adverse to those interests. Matters over which these significant stockholders can, directly or indirectly, exercise influence include:
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
ITEM 1B. Unresolved Staff Comments
None.
ITEM 2. Properties
Facilities
As of December 31, 2022, we operated five separate office locations throughout the United States. The largest of these facilities is in Sunrise, Florida. We also lease facilities in California and Texas. Our Livermore, California facility serves as our corporate headquarters, as well as a data center.
We believe that our facilities are adequate for current operations and that additional space will be available as required. See Note 4 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for information regarding our lease obligations.
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
Stockholders
As of December 31, 2022, we had approximately 18 holders of record of our common stock and we believe a greater number of shareholders who hold shares through brokers, banks or other nominees.
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
ITEM 6. [Reserved]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We provide technology-enabled audit, recovery, and analytics services in the United States primarily to the healthcare industry. We work with healthcare payers through claims auditing and eligibility-based (also known as coordination-of-benefits or COB) services to identify improper payments. We engage clients in both government and commercial markets. We also have a call center which serves clients with complex consumer engagement needs. Our clients typically operate in complex and highly regulated environments and contract for their payment integrity needs in order to reduce losses on improper healthcare payments.
We historically worked in recovery markets such as defaulted student loans, federal treasury and state tax receivables, and commercial recovery. These markets are no longer a focus of the Company.
Our revenue model is generally success-based as we earn fees based on the aggregate correct audits and/or amount of funds that we enable our clients to recover from our audits. Our services do not require significant upfront investments by our clients and we offer our clients the opportunity to recover significant funds that may otherwise be lost. Because our model is based upon the success of our efforts, our business objectives are aligned with those of our clients and we are generally not reliant on their spending budgets.
COVID-19 Pandemic Update
We continue to face uncertainty around the breadth and duration of business disruptions related to the COVID-19 pandemic, as well as its impact on the U.S. economy, the ongoing business operations of our clients, and the results of our operations and financial condition. While our management team continues to actively monitor the impacts of the COVID-19 pandemic and may take further actions to our business operations that we determine are in the best interests of our employees and clients, or as required by federal, state, or local authorities, the continuing impact of the COVID-19 pandemic on our results of operations, financial condition, or liquidity for fiscal year 2023 and beyond cannot be estimated at this point.
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

	Year Ended December 31,
	2022	2021
	(in thousands)
Eligibility-based	$53,284	$48,276
Claims-based	41,382	29,178
Healthcare Total	94,666	77,454
Recovery (1)	241	33,405
Customer Care / Outsourced Services	14,277	13,534
Total Revenues	$109,184	$124,393
(1)Represents revenues from student lending, state and municipal tax authorities, IRS, Department of the Treasury, and Premiere.

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
For our healthcare business, our business strategy is focused on utilizing our technology-enabled services platform to provide claims-based, eligibility-based, and analytical services for healthcare payers. Revenues from our healthcare services were $94.7 million for the year ended December 31, 2022 compared to revenues of $77.5 million from our healthcare services for the year ended December 31, 2021.
In October 2017, we were awarded the national exclusive Medicare Secondary Payer, Commercial Payment Center (MSP) contract by the centers for Medicare and Medicaid Services (CMS). Under this MSP contract, we are responsible for coordination-of-benefits claims, which includes identifying and recovering payments in situations where Medicare should not be the primary payer of healthcare claims because a beneficiary has other forms of insurance coverage, such as through an employer group health plan or certain other payers. We commenced operations on the MSP contract in 2018.
In December 2022, we were re-awarded this MSP contract with an expected commencement in March 2023. This contract has a six-year term, consisting of one base year and five additional one-year options.
In 2016, CMS awarded two new Medicare Recovery Audit Contractor (RAC) contracts to us, for audit Regions 1 and 5. The RAC contract award for Region 1 allows us to continue our audit of payments under Medicare’s Part A and Part B for all provider types other than Durable Medical Equipment, Prosthetics, Orthotics and Supplies (DMEPOS) and home health and hospice within an 11 state region in the Northeast and Midwest. The Region 5 RAC contract provides for the post-payment review of DMEPOS and home health and hospice claims on a nation-wide basis.
In March 2021, CMS re-awarded the Region 1 RAC contract to us after a competitive procurement process. This contract has an eight-and-a-half year term.
In January 2022, we were awarded the indefinite delivery, indefinite quantity contract by the U.S. Department of Health and Human Services, Office of the Inspector General (HHS OIG), which has a base term of one year and four additional one-year options. Under this contract, we provide medical review and consultative services associated with the oversight activities of the HHS OIG, primarily assessing services and claims for Medicare fee-for-service payments for Part A and Part B. This contract was awarded via a full-and-open competitive procurement.
In November 2022, we were re-awarded the Medicare RAC contract for Region 2. This contract allows us to audit payments under Medicare’s Part A and Part B for all provider types other than DMEPOS and home health and hospice within a 14 state region in the Midwest and South. This contract was initially awarded to us through a procurement process on March 24, 2022, and following a voluntary corrective action process that was initiated by CMS, the agency re-affirmed its initial contract award. This contract has an initial eight-and-a-half year term.
Recently, our healthcare clients have expanded the scope of services that we provide, and we continue to implement new programs for existing and new healthcare clients. We believe this growth trend should continue as our suite of payment integrity services and our customer relationships continue to mature. We currently anticipate that our healthcare revenues will drive the majority of our overall revenue growth.

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(in thousands)
Government	$58,155	$55,471	$2,684	5%
Commercial	36,511	21,983	14,528	66%
Total Healthcare revenues	$94,666	$77,454	$17,212	22%
Recovery
During 2021, we sold certain of our non-healthcare recovery contracts and decided not to renew or restart existing contracts in the recovery market, nor pursue new non-healthcare recovery contracts. Accordingly, in 2022, we did not derive significant revenues from recovery markets such as defaulted student loans, federal treasury and state tax receivables.
Customer Care / Outsourced Services
We derive revenues from first party call center and other outsourced services. Our revenues for these services include contingency fees, fees based on dedicated headcount and tasks completed on behalf of our clients.
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
Costs Associated with Commencing New Client Contracts
When we obtain an engagement with a new client or a new contract with an existing client, it typically takes a long period of time to plan our services in detail, which includes integrating our technology, processes and resources with the client’s operations and hiring new employees, before we receive any revenues from the new client or new contract. Due to the upfront costs we incur in connection with the implementation of new contracts, which may not be recoverable in the event of contract termination, and the delays we face in recognizing initial revenue from any such new contracts, our profitability can be negatively impacted by any delays associated with new contract implementations. Our clients may also experience delays in obtaining approvals or managing protests from unsuccessful bidders or delays associated with system implementations, as we had experienced with the implementation of our RAC contracts with CMS. If we are not able to pay the upfront expenses out of cash from operations or availability of borrowings under our lending arrangements, we may need to scale back our operations or alter our business plans, either of which could have a negative effect on future revenues that we may earn under any such new client or new contract engagements.

Claim Recovery Volume
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
The level of claims volume provided by our healthcare clients also impacts the revenues we earn from our eligibility-based services. To the extent the claim recovery volume that we are allowed or permitted to audit on behalf of our healthcare clients is negatively impacted by any of the factors set forth above, our revenues and results of operations will be adversely impacted.
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
Client Contract Cancellation or Non-Renewal
We derive a substantial portion of our revenues from contracts with a limited number of our largest clients. Substantially all of our contracts (i) entitle our clients to unilaterally terminate their contractual relationship with us at any time without penalty and (ii) are subject to competitive procurement or renewal processes from time to time. Our revenues could decline if we lose one or more of our significant clients, either due to a contract cancellation or our inability to be awarded a new contract in connection with a competitive renewal process. Further, our revenues could be negatively impacted if one or more of our significant clients decides to limit the amount of claims that we are allowed to audit or reduces the level of placements provided under an existing contract, or if the terms of compensation for our services change under any existing contracts, or if any of our significant clients is acquired by an entity that does not wish to continue use our services.
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
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in cash used in operating activities in the consolidated statements of cash flows. The Company determines the allowance for doubtful accounts by specific identification. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts was $0 at each of December 31, 2022 and December 31, 2021.
Contract assets were $11.5 million and $8.1 million as of December 31, 2022 and December 31, 2021, respectively. Contract assets relate to our right to consideration for services completed but not invoiced at the reporting date, and receipt of payment is conditional upon factors other than the passage of time. Contract assets primarily consist of commissions that we estimate we have earned from completed claims audit findings submitted to healthcare clients. The increase in contract assets resulted from additional consideration earned for services provided to our healthcare clients, offset by invoiced amounts.
Contract assets are recorded to accounts receivable when our right to payment becomes unconditional, which is generally when healthcare providers or payers have paid our clients. There was no impairment loss related to contract assets for the years ended December 31, 2022 and 2021.
Contract liabilities totaled $0.4 million and $0.6 million as of December 31, 2022 and 2021, respectively. Our contract liabilities relate to certain reimbursable costs due to a client.
Healthcare providers of our clients have the right to appeal claims audit findings and may pursue additional appeals if the initial appeal is found in favor of healthcare clients. For coordination-of-benefits contracts, insurance companies or other responsible parties may dispute our findings regarding our clients not being the primary payer of healthcare claims. Total estimated liability for appeals and disputes was $1.1 million and $1.2 million as of December 31, 2022 and 2021, respectively. This represents our best estimate of the amount probable of being refunded to our healthcare clients.

Results of Operations
Year Ended December 31, 2022 compared to the Year Ended December 31, 2021
The following table represents our historical operating results for the periods presented:

	Year Ended December 31,
	2022	2021	$ Change	% Change
	(in thousands)
Consolidated Statements of Operations Data:
Revenues	$109,184	$124,393	$(15,209)	(12)%
Operating expenses:
Salaries and benefits	85,312	87,440	2,128	2%
Other operating expense	30,772	38,269	7,497	20%
Total operating expenses	116,084	125,709	9,625	8%
Loss from operations	$(6,900)	$(1,316)	$(5,584)	(424)%
Gain on sale of certain recovery contracts	382	2,403	(2,021)	(84)%
Gain on sale of land and buildings	1,120	—	1,120	100%
Interest expense	(1,007)	(11,313)	10,306	91%
Loss before provision for income taxes	(6,405)	(10,226)	3,821	37%
Provision for income taxes	132	62	(70)	(113)%
Net Loss	$(6,537)	$(10,288)	$3,751	36%
Revenues
Total revenues were $109.2 million for the year ended December 31, 2022, a decrease of $15.2 million or 12%, compared to total revenues of $124.4 million for the year ended December 31, 2021.
Healthcare revenues were $94.7 million for the year ended December 31, 2022, representing an increase of $17.2 million, or 22%, compared to the year ended December 31, 2021. This increase in healthcare revenues was primarily attributable to the continued growth from our fully implemented statements of work, as well as numerous new program implementations. Revenues from claims-based services during the year ended December 31, 2022 were $41.4 million or 42% higher than the year ended December 31, 2021. Revenues from eligibility-based services during the year ended December 31, 2022 were $53.3 million, or 10% higher than the year ended December 31, 2021. The increase in revenues from eligibility-based services during 2022 was partially offset by a $3.3 million charge to revenue to accrue a refund liability to a client.
Recovery revenues were $0.2 million for the year ended December 31, 2022, representing an decrease of $33.2 million, or 99%, compared to the year ended December 31, 2021. The decrease was primarily due to our decision in 2021 to sell certain of our recovery contracts and to not renew or extend our other existing recovery contracts as a result of the adverse impacts of certain regulatory changes and the COVID-19 pandemic on our recovery business.
Customer Care / Outsourced Services revenues were $14.3 million for the year ended December 31, 2022, representing an increase of $0.7 million, or 6%, compared to the year ended December 31, 2021. The increase was primarily due to the implementation of a new contract with a different client, partially offset by the termination of a contract with a client during the fourth quarter of 2022.
Salaries and Benefits
Salaries and benefits expense was $85.3 million for the year ended December 31, 2022, a decrease of $2.1 million, or 2%, compared to salaries and benefits expense of $87.4 million for the year ended December 31, 2021. The decrease in salaries and benefits expense was primarily driven by lower headcount related to the cessation of non-healthcare recovery activity which largely occurred by the end of 2021, partially offset by an increase in headcount related to continued growth in our healthcare business during the period.

Other Operating Expense
Other operating expense was $30.8 million for the year ended December 31, 2022, a decrease of $7.5 million, or 20%, compared to other operating expense of $38.3 million for the year ended December 31, 2021. The decrease in other operating expenses was primarily due to the cessation of non-healthcare recovery activity which largely occurred by the end of 2021, and a decrease in professional services, but partially offset by an increase in expenses related to growth in our healthcare business.
Gain on Sale of Certain Recovery Contracts
Gain from the sale of certain recovery contracts was $0.4 million for the year ended December 31, 2022, a decrease of $2.0 million, or 84%, compared to the gain on sale on sale of certain recovery contracts of $2.4 million for the year ended December 31, 2021. The decrease in gain on sale of certain recovery contracts during 2022 was primarily due to the sale of a substantial portion of our recovery contracts by the end of 2021.
Gain on Sale of Land and Buildings
Gain from the sale of land and buildings was $1.1 million for the year ended December 31, 2022. We sold two office buildings and the related land that were previously utilized by employees working on recovery contracts.
Loss from Operations
As a result of the factors described above, loss from operations was $6.9 million for the year ended December 31, 2022, compared to loss from operations of $1.3 million for the year ended December 31, 2021, representing an increase in the loss from operations of $5.6 million.
Interest Expense
Interest expense was $1.0 million for the year ended December 31, 2022 compared to $11.3 million for the year ended December 31, 2021, representing a decrease of 91%. This decrease in interest expense was due primarily to a lower principal balance and lower interest rate during the year ended December 31, 2022, as the result of the refinance of our then existing indebtedness in December 2021, which included a $3.4 million non-cash loss on extinguishment of debt.
Income Taxes
The income tax expense was $0.1 million for the year ended December 31, 2022 compared to an income tax expense of $0.1 million for the year ended December 31, 2021. Our effective income tax rate decreased to (2)% for the year ended December 31, 2022 from (1)% for the year ended December 31, 2021. The decrease in the effective tax rate was primarily driven by the change in tax components that were applicable in 2022 and not 2021 including the release of the indefinite lived deferred tax liabilities due to the sale of land during 2022, an increase in current state tax expense, and current year changes in uncertain tax positions.
Net Loss
As a result of the factors described above, net loss was $6.5 million for the year ended December 31, 2022, which represents a decrease in net loss of $3.8 million compared to net loss of $10.3 million for the year ended December 31, 2021.
Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations and cash and cash equivalents on hand. Cash and cash equivalents, which includes restricted cash and consists primarily of cash on deposit with banks, totaled $23.5 million as of December 31, 2022, compared to $19.6 million as of December 31, 2021. The $3.9 million increase in the balance of our cash and cash equivalents from December 31, 2021 to December 31, 2022, was primarily due to $1.7 million provided by investing activities and $5.1 million provided by financing activities, partially offset by $(2.9) million used in operating activities during 2022.

On December 17, 2021, we entered into the Credit Agreement with MUFG Union Bank, N.A. The Credit Agreement originally included a $20 million term loan commitment, which was fully advanced at closing, and a $15 million revolving loan commitment, which was undrawn as of December 31, 2022. On March 13, 2023, we entered into a First Amendment to the Credit Agreement to amend the Credit Agreement, to among other things, terminate the revolving loan commitment in full and to establish a new maturity date for the term loan of December 31, 2024. In connection with the First Amendment to the Credit Agreement, we voluntarily prepaid $7.5 million of the outstanding principal of the term loan, which reduced our outstanding cash and cash equivalents.
Our ability to fund our business plans, capital expenditures and to fund our other liquidity needs depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control, and the availability of cash and cash equivalents on hand. Our current financial projections show that we expect to be able to maintain a level of cash flows from operating activities sufficient to permit us to fund our ongoing and planned business operations and to fund our other liquidity needs. If, however, we are required to obtain additional borrowings to fund our ongoing or future business operations, there can be no assurance that we will be successful in obtaining such additional borrowings or upon terms that are acceptable to us.
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

	Year Ended December 31,
	2022	2021
	(in thousands)
Net cash (used in) provided by operating activities	$(2,877)	$916
Net cash provided by (used in) investing activities	1,731	(270)
Net cash provided by financing activities	5,061	608
Cash flows from operating activities
Cash used in operating activities was $2.9 million for the year ended December 31, 2022, and was primarily a result of an increase in contract assets, and changes in other operating assets and liabilities, offset by a reduction in trade accounts receivable.
Operating activities provided $0.9 million of cash during the year ended December 31, 2021, and was primarily as a result of reductions in trade accounts receivable and income tax receivable, and changes in other operating assets and liabilities during 2022, offset by an increase in contract assets.
Cash flows from investing activities
Cash provided by investing activities of $1.7 million for the year ended December 31, 2022 related to proceeds from the sale of the sale of land and buildings and the sale of certain recovery contracts, offset by cash used in capital expenditures related to information technology software, data storage, hardware, telecommunication systems, and security enhancements to our information technology systems.
Cash used in investing activities of $0.3 million during the year ended December 31, 2021 related to proceeds from the sale of certain recovery contracts, offset by cash used in capital expenditures related to information technology software, data storage, hardware, telecommunication systems, and security enhancements to our information technology systems.

Cash flows from financing activities
Cash provided by financing activities of $5.1 million for the year ended December 31, 2022 was primarily attributable to $5.6 million of proceeds from exercise of outstanding warrants to purchase shares of our common stock, offset by $0.5 million in repayments of notes payable.
Cash provided by financing activities of $0.6 million for the year ended December 31, 2021 was primarily attributable to $42.6 million of net proceeds from the sale of shares of our common stock in a public offering completed in 2021, and $20.0 million of borrowings from notes payable, offset by $60.9 million in repayments of notes payable.
Restricted Cash
As of December 31, 2022, restricted cash included in current assets on our consolidated balance sheet was $0.1 million.
Notes Payable
On December 17, 2021, we entered into the Credit Agreement with MUFG Union Bank, N.A. The Credit Agreement originally included a $20 million term loan commitment, which was fully advanced at closing and a $15 million revolving loan commitment, which was undrawn as of December 31, 2022. Subject to certain customary exceptions, the obligations under the Credit Agreement are, or will be, guaranteed by each of our existing and future, direct or indirect, domestic subsidiaries that are guarantors under the Credit Agreement.
On March 13, 2023, we entered into a First Amendment to the Credit Agreement to amend the Credit Agreement, to among other things, terminate the revolving loan commitment in full and to establish a new maturity date for the term loan of December 31, 2024. As a result of the First Amendment to the Credit Agreement, we do not have any further borrowing capacity under the Credit Agreement.
As of December 31, 2022, $19.5 million was outstanding under the Credit Agreement. The Company’s annual interest rate at December 31, 2022 was 7.5%. In connection with the First Amendment described above, we voluntarily prepaid $7.5 million of the outstanding principal of the term loan, which reduced our outstanding cash and cash equivalents.
The proceeds from the term loan under the Credit Agreement were used, together with cash on hand, to refinance its credit agreement dated as of August 17, 2017, with ECMC Group, Inc. (as amended, the Prior Credit Agreement), and to pay fees and expenses in connection with the Credit Agreement.
Pursuant to the Credit Agreement, after giving effect to the First Amendment described above, we are required to repay the aggregate outstanding principal amount of the term loan under the Credit Agreement in quarterly installments which commenced on March 31, 2022 in an amount that would result in amortization of (a) 2.5% of the original term loan principal in the first full year following commencement of amortization, (b) 5.0% of the original term loan principal in the second full year following commencement of amortization, and (c) 10% of the original term loan principal in the third full year following commencement of amortization. In addition, we must make mandatory prepayments of the term loan principal under the Credit Agreement with the net cash proceeds received in connection with certain specified events, including certain asset sales, casualty and condemnation events (subject to customary reinvestment rights). Any remaining outstanding principal balance of the term loan under the Credit Agreement is repayable on the maturity date. Amounts repaid or prepaid with respect to the term loan under the Credit Agreement cannot be reborrowed.
Under the Credit Agreement, after giving effect to the First Amendment described above, the term loan generally may bear interest based on term SOFR (the secured overnight financing right) or an annual base rate, as applicable, plus an applicable margin based on our leverage ratio each quarter that may range between 2.50% per annum and 4.00% per annum in the case of term SOFR loans, and between 1.50% per annum and 3.00% per annum in the case of base rate loans. In addition, a commitment fee based on unused availability if there are outstanding revolving loan commitments is also payable which may vary from 0.30% per annum to 0.50% per annum, also based on our leverage ratio, however, the revolving commitment was terminated in connection with the First Amendment described above.

The Credit Agreement contains certain customary representations, warranties, and affirmative and negative covenants by us and our subsidiaries that restrict the Company’s and its subsidiaries’ ability to take certain actions, including, incurrence of indebtedness, creation of liens, making certain investments, mergers or consolidations, dispositions of assets, assignments, sales or transfers of equity in subsidiaries, repurchase or redemption of capital stock, entering into certain transactions with affiliates, or changing the nature of the Company’s business. The Credit Agreement, after giving effect to the First Amendment described above, also contains financial covenants, which require us to maintain, as of the last day of each fiscal quarter commencing (a) as of September 30, 2023, a total leverage ratio of not greater than 10.00 to 1.00, (b) as of December 31, 2023 and as of the last day of each fiscal quarter thereafter, (i) a total leverage ratio of not greater than 2.50 to 1.00, and (ii) a fixed charge coverage ratio of not less than 1.20 to 1.00 and (c) prior to the earlier December 31, 2023 and the date that the Company’s leverage ratio is not greater than 2.50 to 1.00 and its fixed charge coverage ratio is not less than 1.20 to 1.00, a minimum amount of unrestricted cash subject to a perfected security interest in favor of MUFG Union Bank more specifically set forth in the Credit Agreement. The obligations under the Credit Agreement may be accelerated or the commitments terminated upon the occurrence of events of default under the Credit Agreement, which include payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, cross defaults to other material indebtedness, defaults arising in connection with changes in control, and other customary events of default.
As of December 31, 2022, we were in compliance with all financial covenants under the Credit Agreement.
Contractual Obligations
The following summarizes our contractual obligations as of December 31, 2022:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Notes payable	$19,500	$1,000	$3,000	$15,500	$—
Interest payments	1,923	539	969	415	—
Operating lease obligations	2,304	1,228	1,076	—	—
Purchase obligations	6,112	5,948	164	—	—
Total	$29,839	$8,715	$5,209	$15,915	$—

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
The following tables present a reconciliation of adjusted EBITDA and adjusted net income (loss) for the years ended December 31, 2022 and 2021 to actual net income (loss) for these periods:

	Year Ended December 31,
	2022	2021
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net loss	$(6,537)	$(10,288)
Provision for income taxes	132	62
Interest expense (1)	1,007	11,313
Stock based compensation	3,036	2,640
Depreciation and amortization	4,524	5,188
Impairment of long-lived assets	—	636
Severance expenses (4)	274	2,160
Non-core operating expenses (5)	10	2,588
Gain on sale of certain recovery contracts (6)	(382)	(2,403)
Gain on sale of land and buildings (7)	(1,120)	—
Adjusted EBITDA	$944	$11,896

	Year Ended December 31,
	2022	2021
	(in thousands)
Reconciliation of Adjusted Net Income (Loss):
Net loss	$(6,537)	$(10,288)
Stock based compensation	3,036	2,640
Amortization of intangibles assets (2)	—	705
Amortization of debt issuance costs (3)	95	3,586
Impairment of long-lived assets	—	636
Severance expenses (4)	274	2,160
Non-core operating expenses (5)	10	2,588
Gain on sale of certain recovery contracts (6)	(382)	(2,403)
Gain on sale of land and buildings (7)	(1,120)	—
Tax adjustments (8)	(526)	(2,726)
Adjusted net loss	$(5,150)	$(3,102)

	Twelve Months Ended
	December 31,
	2022	2021
Adjusted Earnings Per Diluted Share:
Net income (loss)	$(6,537)	$(10,288)
Plus: Adjusted items per reconciliation of adjusted net income	1,387	7,186
Adjusted net income (loss)	$(5,150)	$(3,102)
Adjusted earnings per diluted share	(0.07)	(0.05)
Diluted average shares outstanding (9)	69,873	60,461

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
(6)Represents gain on the sale of certain non-healthcare recovery contracts in 2021 and 2022.
(7)Represents gain on the sale of land and buildings in 2022.
(8)Represents tax adjustments assuming a marginal tax rate of 27.5% at full profitability.
(9)While net loss for the three months ended December 31, 2022 was $(235), the computation of adjusted net income (loss) results in adjusted net income of $442. Therefore, the calculation of the adjusted earnings per diluted share for the three months ended December 31, 2022 includes dilutive common share equivalents of 1,164 added to the basic weighted average shares of 74,291.
Recent Accounting Pronouncements
See "New Accounting Pronouncements" in Note 1(s) of the Consolidated Financial Statements included in Part IV - Item 15 of this report.

Selected Financial Data
The selected consolidated balance sheet data as of December 31, 2022 and 2021, and the selected consolidated statements of operations data for each year ended December 31, 2022 and 2021, have been derived from our audited consolidated financial statements which are included elsewhere in this annual report. The selected consolidated balance sheet data as of December 31, 2020, 2019 and 2018, and the selected consolidated statements of operations data for the years ended December 31, 2020, 2019, and 2018 have been derived from our audited consolidated financial statements not included in this annual report. Historical results are not necessarily indicative of future results. You should read the following selected consolidated historical financial data below in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements, related notes, and other financial information included in this Annual Report on Form 10-K. The selected consolidated financial data in this section is not intended to replace the consolidated financial statements and is qualified in its entirety by the consolidated financial statements and related notes and schedule included in this Annual Report on Form 10-K.

	Year Ended December 31,
	2022	2021	2020	2019	2018
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Revenues	$109,184	$124,393	$155,937	$150,432	$155,668
Operating Expenses:	—
Salaries and benefits	85,312	87,440	100,654	115,194	96,144
Other operating expense	30,772	38,269	42,248	47,687	58,333
Impairment of goodwill and intangible assets	—	—	27,000	7,200	2,988
Total operating expenses	116,084	125,709	169,902	170,081	157,465
Loss from operations	(6,900)	(1,316)	(13,965)	(19,649)	(1,797)
Gain on sale of certain recovery contracts	382	2,403	—	—	—
Gain on sale of land and buildings	1,120	—	—	—	—
Interest expense	(1,007)	(11,313)	(7,227)	(7,589)	(4,699)
Interest income	—	—	21	41	28
Loss before provision for (benefit from) income taxes	(6,405)	(10,226)	(21,171)	(27,197)	(6,468)
Provision for (benefit from) income taxes	132	62	(7,182)	(377)	1,542
Net loss	$(6,537)	(10,288)	(13,989)	(26,820)	(8,010)
Net loss per share attributable to common shareholders (1)
Basic	$(0.09)	$(0.17)	$(0.26)	$(0.50)	$(0.15)
Diluted	$(0.09)	$(0.17)	$(0.26)	$(0.50)	$(0.15)
Weighted average shares (in thousands)
Basic	72,937	60,461	54,414	53,468	52,064
Diluted	72,937	60,461	54,414	53,468	52,064

(1)Please see Note 1 to our consolidated financial statements for an explanation of the calculations of our basic and diluted net income per share of common stock.

	As of December 31,
	2022	2021	2020	2019	2018
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$23,384	$17,347	$16,043	$3,373	$5,462
Total assets	118,833	121,985	126,227	138,872	137,759
Total notes payable	19,500	20,000	60,863	64,313	45,800
Total liabilities	34,348	39,562	84,247	85,247	60,533
Total stockholders’ equity	84,485	82,423	41,980	53,625	77,226
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
In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable not absolute, assurance of achieving the desired control objectives. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing internal controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Management, with the participation of our Chief Executive Officer and our Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, as of the fiscal year covered by this Annual Report on Form 10-K. Based on that evaluation, and as a result of the material weakness described below, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2022.

Our management has performed additional analyses and other post-closing procedures and has concluded that, notwithstanding this material weakness, our consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position and results of operations and cash flows as of each of the dates, and for each of the periods, presented therein in accordance with U.S. GAAP.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with U.S. GAAP. Under the supervision of, and with the participation of our Chief Executive Officer and Chief Accounting Officer, management assessed the effectiveness of internal control over financial reporting based on the criteria established in “Internal Control Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "2013 COSO Framework").
The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, in designing and evaluating the disclosure controls and procedures, management recognizes that any system of internal control over financial reporting, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs. Moreover, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management assessment concluded that its internal control over financial reporting as of December 31, 2022 was not effective due to the material weakness described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis.
In the fourth quarter of 2022, our management identified control deficiencies involving the design and operation of information technology general controls (“ITGCs”) around user access and change management for certain information technology (“IT”) systems that support our financial reporting process. Specifically, user access controls lacked sufficient segregation of duties as certain developers were granted greater access rights than required for their job responsibilities. For change management controls, the logging and monitoring of system configuration and data changes made by these users were not effectively designed, as change log reports could not be produced directly from certain IT systems. While we have other controls in place to log and monitor significant changes in our systems and databases, we did not maintain adequate or consistent documentation for all types of changes to ensure that all changes were tracked, authorized, and implemented appropriately. As a result, unauthorized changes could have gone undetected and could have had a direct or indirect impact on some of our financial reporting controls (both automated and manual) that relied on certain system reports. We had a number of internal controls over financial reporting that did not rely on system reports, and for some of the controls that required system reports, we verified the system reports against third-party source documents. Nonetheless we concluded that the deficiencies constituted a material weakness.
Our management has performed additional analyses and other post-closing procedures and has concluded that, notwithstanding this material weakness, our consolidated financial statements and related notes thereto included in this Annual Report on Form 10-K present fairly, in all material respects, our financial position and results of operations and cash flows as of each of the dates, and for each of the periods, presented therein in accordance with U.S. GAAP.
Baker Tilly US, LLP, an independent registered public accounting firm, has issued an unqualified opinion on our financial statements, which states that our consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. GAAP.
The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Baker Tilly US, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Remediation Plan
This material weakness described above did not result in any material misstatement of our consolidated financial statements for the periods presented. Subsequent to the identification of the material weakness, we performed supplemental procedures and found no evidence of improper changes or changes with direct or consequential impact on internal controls over financial reporting.
We have started the process of designing and implementing effective internal control measures to improve the Company’s internal controls over financial reporting and to remediate this material weakness. Our efforts include modifying ITGCs over user access and change management, enhancing our documentation to evidence execution of these ITGCs, and implementing additional controls designed to detect issues that could arise over users with elevated access rights. We are planning to complete such enhancements in 2023.
We believe that these actions, collectively, will remediate the material weakness. However, the material weakness cannot be considered remediated until the applicable controls operate for a sufficient period of time and our management has concluded, through testing, that these controls are operating effectively. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business but cannot provide assurance that such improvements will be sufficient to provide us with effective internal control over financial reporting.
Changes in Internal Control over Financial Reporting
Other than the changes described above, there were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting
ITEM 9B.    Other Information
On March 13, 2023, we entered into a First Amendment to the Credit Agreement with MUFG Union Bank, N.A to amend the Credit Agreement, to among other things, terminate the revolving loan commitment in full and to establish a new maturity date for the term loan of December 31, 2024. In connection with the First Amendment, we voluntarily prepaid $7.5 million of the outstanding principal of the term loan, which reduced our outstanding cash and cash equivalents.
Pursuant to the Credit Agreement, after giving effect to the First Amendment, we are required to repay the aggregate outstanding principal amount of the term loan under the Credit Agreement in quarterly installments which commenced on March 31, 2022 in an amount that would result in amortization of (a) 2.5% of the original term loan principal in the first full year following commencement of amortization, (b) 5.0% of the original term loan principal in the second full year following commencement of amortization, and (c) 10% of the original term loan principal in the third full year following commencement of amortization.
Under the Credit Agreement, after giving effect to the First Amendment, the term loan generally may bear interest based on term SOFR (the secured overnight financing right) or an annual base rate, as applicable, plus an applicable margin based on our leverage ratio each quarter that may range between 2.50% per annum and 4.00% per annum, in the case of term SOFR loans and between 1.50% per annum and 3.00% per annum in the case of base rate loans.
The Credit Agreement, after giving effect to the First Amendment, also contains financial covenants, which require us to maintain, as of the last day of each fiscal quarter commencing (a) as of September 30, 2023, a total leverage ratio of not greater than 10.00 to 1.00, (b) as of December 31, 2023 and as of the last day of each fiscal quarter thereafter, (i) a total leverage ratio of not greater than 2.50 to 1.00, and (ii) a fixed charge coverage ratio of not less than 1.20 to 1.00 and (c) prior to the earlier December 31, 2023 and the date that the Company’s leverage ratio is not greater than 2.50 to 1.00 and its fixed charge coverage ratio is not less than 1.20 to 1.00, a minimum amount of unrestricted cash subject to a perfected security interest in favor of MUFG Union Bank more specifically set forth in the Credit Agreement.
Other than the terms relating to the First Amendment as set forth above, the terms of the original Credit Agreement with MUFG Union Bank, N.A. remain in full force and effect.
ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable

PART III
ITEM 10.    Information About our Directors, Executive Officers, and Corporate Governance
This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies from the Registrant’s 2023 Annual Meeting of Stockholders.
ITEM 11.    Executive Compensation
This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies from the Registrant’s 2023 Annual Meeting of Stockholders.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies from the Registrant’s 2023 Annual Meeting of Stockholders.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies from the Registrant’s 2023 Annual Meeting of Stockholders.
ITEM 14. Principal Accounting Fees and Services
This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies from the Registrant’s 2023 Annual Meeting of Stockholders.

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

10.8*	First Amendment to Credit Agreement, dated as of March 13, 2023, by and among the Company and the lenders from time to time party thereto and MUFG Union Bank, N.A.

Exhibit Number	Description

21*	List of Subsidiaries

23.1*	Consent of Baker Tilly US, LLP, Independent Registered Public Accounting Firm

24*	Powers of Attorney (included in the signature page to this report)

31.1*	Rule 13a-14(a)/15d-14(a) Certification, executed by Lisa C. Im

31.2*	Rule 13a-14(a)/15d-14(a) Certification, executed by Ian Johnston

32.1*	Furnished Statement of the Chief Executive Officer under 18 U.S.C. Section 1350

32.2*	Furnished Statement of the Chief Accounting Officer under 18 U.S.C. Section 1350

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Scheme

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*Filed herewith
(c) Financial Statements and Schedules
Schedules not listed above have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes hereto.
ITEM 16. Form 10-K Summary
Not applicable

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Performant Financial Corporation
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Performant Financial Corporation (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended, and the related notes and Schedule II (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2023 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.
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
For the year ended December 31, 2022, the Company recognized revenue related to certain healthcare contracts using an output method based upon the date of delivering the results of claims audits and the expected future collections of such claims submitted.
As described in Note 1(k) to the Company’s consolidated financial statements, the Company may recognize revenue upon delivering the results of healthcare claims audits when sufficient reliable information is available to the Company for estimating variable consideration earned based on an output method that reasonably measures the Company’s satisfaction of its performance obligation. Recognition of revenue under this output method is highly judgmental as it requires an evaluation of when the Company believes it has enough experience with eligible contracts to recognize revenue under an output method. It also requires an estimate of expected future collections for claims submitted under each eligible contract. These estimates are dependent upon a number of factors, including the Company’s historical collections.

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
The primary audit procedures we performed to address this critical audit matter included the following:
To evaluate the Company’s selection of contracts accounted for under this output method, we obtained and reviewed contracts for each healthcare claims audit customer utilizing this output method during the year ended December 31, 2022.
We substantively tested management’s estimate of the historical collection activity and corresponding revenue recognition and contract asset. This included agreeing the inputs utilized by management to third party sources, testing the mathematical accuracy of management’s calculations and assessing the reasonableness of management’s revenue constraints and significant assumptions used in developing the constraints. Finally, for customers whose use of this output method was initiated during the year ended December 31, 2022 we reviewed management’s evaluation of the length and reasonableness of historical activity as a predictor of future collections such that the use of this output method was considered appropriate.
As a result of the Company’s material weakness related to Information Technology General Controls (ITGCs), we increased the extent of substantive tests of details we would have otherwise made if the Company’s controls were designed and operating effectively. In addition, we utilized original source documents for audit evidence, rather than system reports or other information generated by the Company’s information technology (IT) systems. For any reports obtained from the IT systems, the engagement team designed specific audit procedures to substantively test the completeness and accuracy of such reports.
/s/ Baker Tilly US, LLP
We have served as the Company's auditor since 2018.

Baker Tilly US, LLP
Milwaukee, Wisconsin
March 16, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Performant Financial Corporation
Opinion on Internal Control over Financial Reporting
We have audited Performant Financial Corporation’s (the “Company”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company has not maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with auditing standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, and the related consolidated statements of income and comprehensive income, changes in stockholders’ equity and cash flows for the years then ended, and our report dated March 16, 2023 expressed an unqualified opinion.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:
There were ineffective information technology general controls (ITGCs) in the areas of user access and program change-management over certain information technology (IT) systems that support the Company’s financial reporting processes. As a result, business process automated and manual controls that were dependent on the affected ITGCs were ineffective because they could have been adversely impacted. These control deficiencies were a result of IT controls that lacked sufficient segregation of duties as developers were granted administrative rights and the Company’s controls over logging and monitoring of system configuration and data changes made by these users were not effectively designed to detect erroneous or unauthorized changes.
The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the fiscal year 2022 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.
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

/s/ Baker Tilly US, LLP

Baker Tilly US, LLP
Milwaukee, Wisconsin
March 16, 2023

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except per share amounts)

Assets	December 31, 2022	December 31, 2021
Current assets:
Cash and cash equivalents	$23,384	$17,347
Restricted cash	81	2,203
Trade accounts receivable, net of allowance for doubtful accounts	15,794	20,808
Contract assets	11,460	8,113
Prepaid expenses and other current assets	3,665	3,077
Income tax receivable	3,123	3,159
Total current assets	57,507	54,707
Property, equipment, and leasehold improvements, net	10,897	15,708
Goodwill	47,372	47,372
Right-of-use assets	2,057	3,235
Other assets	1,000	963
Total assets	$118,833	$121,985
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of notes payable, net of unamortized debt issuance costs of $17 and $11, respectively	$983	$489
Accrued salaries and benefits	6,938	8,476
Accounts payable	1,262	1,124
Other current liabilities	2,252	3,732
Contract liabilities	438	634
Estimated liability for appeals and disputes	1,106	1,190
Lease liabilities	1,228	1,862
Total current liabilities	14,207	17,507
Notes payable, net of current portion and unamortized debt issuance costs of $316 and $416, respectively	18,184	19,084
Lease liabilities	1,076	1,803
Other liabilities	881	1,168
Total liabilities	34,348	39,562
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized, 500,000 shares at December 31, 2022 and 2021, respectively; issued and outstanding, 75,505 and 69,281 shares at December 31, 2022 and 2021, respectively	7	7
Additional paid-in capital	142,261	133,662
Accumulated deficit	(57,783)	(51,246)
Total stockholders’ equity	84,485	82,423
Total liabilities and stockholders’ equity	$118,833	$121,985
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)

	For the Years Ended December 31,
	2022	2021
Revenues	$109,184	$124,393
Operating expenses:
Salaries and benefits	85,312	87,440
Other operating expenses	30,772	38,269
Total operating expenses	116,084	125,709
Loss from operations	(6,900)	(1,316)
Gain on sale of certain recovery contracts	382	2,403
Gain on sale of land and buildings	1,120	—
Interest expense	(1,007)	(11,313)
Loss before provision for income taxes	(6,405)	(10,226)
Provision for income taxes	132	62
Net loss	$(6,537)	$(10,288)

Net loss per share attributable to common shareholders (see Note 1)
Basic	$(0.09)	$(0.17)
Diluted	$(0.09)	$(0.17)
Weighted average shares (see Note 1)
Basic	72,937	60,461
Diluted	72,937	60,461
 See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Total
	Shares	Amount
Balance, January 1, 2021	54,764	$5	$82,933	$(40,958)	$41,980
Common stock issued under stock plans, net of shares withheld for employee taxes	2,113	1	(633)	—	(632)
Stock-based compensation expense	—	—	2,640	—	2,640
Recognition of warrants associated with notes payable	—	—	5,237	—	5,237
Proceeds from exercise of stock options	—	—	41	—	41
Proceeds from public offering, net of costs	12,104	1	42,643	—	42,644
Recognition of earnout shares issued	300	—	801	—	801
Net loss	—	—	—	(10,288)	(10,288)
Balance, December 31, 2021	69,281	$7	$133,662	$(51,246)	$82,423
Common stock issued under stock plans	1,173	—	—	—	—
Stock-based compensation expense	—	—	3,036	—	3,036
Proceeds from exercise of warrants	5,051	—	5,563	—	5,563
Net loss	—	—	—	(6,537)	(6,537)
Balance, December 31, 2022	75,505	$7	$142,261	$(57,783)	$84,485
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(6,537)	$(10,288)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss on disposal of assets and impairment of long-lived assets	41	722
Depreciation and amortization	4,524	5,188
Right-of-use assets amortization	1,178	1,808
Stock-based compensation	3,036	2,640
Interest expense from debt issuance costs	95	3,586
Loss on debt extinguishment	—	3,371
Gain on sale of certain recovery contracts	(382)	(2,403)
Gain on sale of land and buildings	(1,120)	—
Changes in operating assets and liabilities:
Trade accounts receivable	5,014	1,665
Contract assets	(3,347)	(3,647)
Prepaid expenses and other current assets	(588)	707
Income tax receivable	36	1,599
Other assets	(37)	127
Accrued salaries and benefits	(1,538)	(323)
Accounts payable	138	717
Contract liabilities and other current liabilities	(1,660)	(292)
Estimated liability for appeals and disputes	(84)	176
Lease liabilities	(1,361)	(2,104)
Other liabilities	(285)	(2,333)
Net cash (used in) provided by operating activities	(2,877)	916
Cash flows from investing activities:
Purchase of property, equipment, and leasehold improvements	(3,585)	(3,416)
Proceeds from sale of certain recovery contracts	382	3,146
Proceeds from sales of property, equipment, and leasehold improvements	4,934	—
Net cash provided by (used in) investing activities	1,731	(270)
Cash flows from financing activities:
Repayment of notes payable	(500)	(60,863)
Debt issuance costs paid	(2)	(581)
Taxes paid related to net share settlement of stock awards	—	(633)
Proceeds from exercise of warrants	5,563	—
Proceeds from exercise of stock options	—	41
Borrowings from notes payable	—	20,000
Proceeds from public offering, net of costs	—	42,644
Net cash provided by financing activities	5,061	608
Net increase in cash, cash equivalents and restricted cash	3,915	1,254
Cash, cash equivalents and restricted cash at beginning of year	19,550	18,296
Cash, cash equivalents and restricted cash at end of year	$23,465	$19,550
Reconciliation of the consolidated statements of cash flows to the consolidated balance sheets:
Cash and cash equivalents	$23,384	$17,347
Restricted cash	81	2,203
Total cash, cash equivalents and restricted cash at end of period	$23,465	$19,550
Non-cash financing activities:
Recognition of earnout shares issued	$—	$801
Recognition of warrants issued in debt financing	$—	$5,237
Supplemental disclosures of cash flow information:
Cash paid (received) for income taxes	$250	$(589)
Cash paid for interest	$702	$4,310
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2022 and 2021
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
The Company historically worked in recovery markets such as defaulted student loans, federal treasury receivables, and commercial recovery. However, with the ongoing impact of the COVID-19 pandemic and the continued pause on student loan recovery work, the Company sold certain of its non-healthcare recovery contracts, and did not renew or restart existing contracts, nor pursued new non-healthcare recovery opportunities in 2021.
The Company’s consolidated financial statements include the operations of Performant Financial Corporation (Performant), its wholly-owned subsidiary Performant Business Services, Inc. (PBS), and PBS's wholly-owned subsidiaries Performant Recovery, Inc. (PRI), Performant Technologies, LLC (PTL), and Premiere Credit of North America, LLC (Premiere) through the end of 2021. Performant is a Delaware corporation headquartered in California and was formed in 2003. PBS is a Nevada corporation founded in 1997. PRI is a California corporation founded in 1976. PTL is a California limited liability company that was formed in 2004.
The Company is managed and operated as one business, with a single management team that reports to the Chief Executive Officer.
(b)Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP. The Company consolidates entities in which it has controlling financial interest, and as of December 31, 2022 and 2021 for the accompanying reporting periods, all of the Company’s subsidiaries are 100% owned. All intercompany balances and transactions have been eliminated in consolidation.
(c)Use of Estimates in the Preparation of Consolidated Financial Statements
The preparation of the consolidated financial statements in conformity with U.S. GAAP, requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, primarily accounts receivable, contract assets, goodwill, right-of-use assets, contract liabilities, estimated liability for appeals and disputes, lease liabilities, other liabilities, provision for (benefit from) income taxes, and disclosure of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Our actual results could differ from those estimates.
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
The Company collects monies on behalf of certain clients. Cash is often held on behalf of the clients in various trust accounts and is subsequently remitted to the clients based on contractual agreements. Cash held in these trust accounts for contracting agencies is not included in the Company’s assets (Note 9(a)).

(e)Restricted Cash
At December 31, 2022 and 2021, restricted cash included in current assets on our consolidated balance sheet was $0.1 million and $2.2 million, respectively, held in the form of certificates of deposit, which serve as collateral for letters of credit that were primarily associated with the recovery business. The Company’s restricted cash is held with high credit quality financial institutions and believes any amounts in excess of the FDIC limit to be at minimal risk.
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
(g)Goodwill
The carrying amount of goodwill was $47.4 million as of December 31, 2022 and 2021, both of which were net of accumulated impairment loss of $34.2 million. Goodwill represents the excess of purchase price and related costs over the fair value assigned to the net assets of businesses acquired. Goodwill is reviewed for impairment annually in December, or more frequently if certain events or conditions arise during the year. There was no goodwill impairment as of December 31, 2022 and 2021.
The Company may first assess qualitative factors for indicators of impairment to determine whether it is necessary to perform the quantitative goodwill impairment test In performing the quantitative goodwill test, if the carrying value of the Company, as one reporting unit, exceeds its fair value, goodwill is considered impaired. The amount of impairment loss is measured as the difference between the carrying value and the fair value of the reporting unit. Impairment testing is based upon the best information available including our market capitalization and estimates of fair value which incorporate assumptions marketplace participants would use in making their estimates of fair value. Significant assumptions and estimates are required, including, but not limited to, projecting future cash flows, determining appropriate discount rates and terminal growth rates, and other assumptions, to estimate the fair value of the reporting unit, inclusive of goodwill. Although the Company believes the assumptions and estimates made are reasonable and appropriate, different assumptions and estimates could materially impact the amount of impairment.
(h)Impairment of Long-Lived Assets
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
(i)System Developments
The Company follows the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Subtopic 350-40, Internal-Use Software, which specifies that costs incurred during the application stage of development should be capitalized. All other costs are expensed as incurred. During 2022 and 2021, costs of $2.3 million and $2.8 million, respectively, were capitalized for projects in the application stage of development. Depreciation expense for completed projects during 2022 and 2021 were $3.4 million and $3.0 million, respectively.

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
The Company either applies the as-invoiced practical expedient where its right to consideration corresponds directly to its right to invoice its clients, or the variable consideration allocation exception where the variable consideration is attributable to one or more, but not all, of the services promised in a series of distinct services that form part of a single performance obligation. As such the Company has elected the optional exemptions related to the as-invoiced practical expedient and the variable consideration allocation exception whereby the disclosure of the amount of transaction price allocated to the remaining performance obligations is not required.
The Company estimates variable consideration only if it can reasonably measure the progress toward complete satisfaction of the performance obligation using an output method based on reliable information, and recognizes such revenue over the performance period only if it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. Any change made to the measure of progress toward complete satisfaction of our performance obligation is recorded as a change in estimate. The Company exercises judgment to estimate the amount of constraint on variable consideration based on the facts and circumstances of the relevant contract operations and availability and reliability of data. The Company reviews the constraint on variable consideration at least quarterly. While the Company believes the estimates made are reasonable and appropriate, different assumptions and estimates could materially impact the amount of variable consideration recognized.
For contracts that contain a refund right, the Company estimates its refund liability for each claim, as needed, and recognizes revenue net of such estimate.
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
The following table presents revenue disaggregated by category (in thousands) for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
	2022	2021
	(in thousands)
Eligibility-based	$53,284	$48,276
Claims-based	41,382	29,178
Healthcare Total	$94,666	$77,454
Recovery (1)	241	33,405
Customer Care / Outsourced Services	14,277	13,534
Total Revenues	$109,184	$124,393
(1) Represents student lending, state and municipal tax authorities, IRS and Department of Treasury markets, as well as Premiere.
For the years ended December 31, 2022 and 2021, the Company had two and three different clients, respectively, whose individual revenues exceeded 10% of the Company’s total revenues. The dollar amount and percent of total revenue of each of the three clients are summarized in the table below (in thousands):

Year Ended December 31, 2022			Year Ended December 31, 2021
Rank	Revenue	Percent of total revenue	Rank	Revenue	Percent of total revenue
1	$58,155	53%	1	$55,471	45%
2	$12,004	11%	2	$15,893	13%
			3	$15,491	13%

Accounts receivable from the top two customers were 47% of total trade accounts receivable at December 31, 2022, of which one of these customers comprised 47% of total trade receivables. Accounts receivable from the top three customers were 74% of total trade receivables at December 31, 2021, of which two of these customers comprised 50% and 24% of total trade receivables.
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in cash used in operating activities in the consolidated statements of cash flows. The Company determines the allowance for doubtful accounts by specific identification. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts was $0 for December 31, 2022 and 2021, respectively.

Contract assets were $11.5 million and $8.1 million as of December 31, 2022 and December 31, 2021, respectively. Contract assets relate to the Company’s rights to consideration for services completed during the respective years, but not invoiced at the reporting date, and receipt of payment is conditional upon factors other than the passage of time.
Contract assets primarily consist of commissions the Company estimates it has earned from completed claims audit findings submitted to healthcare clients. The increase in contract assets resulted from additional consideration earned for services provided to healthcare clients during 2022 and an update in the measure of progress under certain contracts, offset by invoiced amounts.
Contract assets are recorded to accounts receivable when the Company's right to payment becomes unconditional, which is generally when healthcare providers have paid our clients. There was no impairment loss related to contract assets for the years ended December 31, 2022 and 2021.
The Company had contract liabilities of $0.4 million as of December 31, 2022 and $0.6 million as of December 31, 2021. The Company’s contract liabilities related to certain reimbursable costs due to a healthcare client.
Healthcare providers of our clients have the right to appeal claims audit findings and may pursue additional appeals if the initial appeal is found in favor of healthcare clients. For coordination-of-benefits contracts, insurance companies or other responsible parties may dispute the Company’s findings regarding our clients not being the primary payer of healthcare claims. Total estimated liability for appeals and disputes was $1.1 million and $1.2 million as of December 31, 2022 and 2021, respectively. This represents the Company’s best estimate of the amount probable of being refunded to the Company’s healthcare clients.
The Company determined that it did not have any material costs related to obtaining or fulfilling a contract that are recoverable and as such, those contract costs were expensed as incurred.
(l)Prepaid Expenses and Other Current Assets
At December 31, 2022, prepaid expenses and other current assets were $3.7 million and included approximately $1.5 million related to prepaid software licenses and maintenance agreements, $1.8 million for prepaid insurance, and $0.4 million for various other prepaid expenses. At December 31, 2021, prepaid expenses and other current assets were $3.1 million and included approximately $1.4 million related to prepaid software licenses and maintenance agreements, $1.1 million for prepaid insurance, and $0.6 million for various other prepaid expenses.
(m)Other Current Liabilities
At December 31, 2022, other current liabilities were $2.3 million and primarily included $1.8 million for services received for which we have not received an invoice, $0.3 million for accrued interest for the MUFG loan, $0.1 million for estimated workers' compensation claims incurred but not reported and $0.1 million for third party fees and equipment financing payables. At December 31, 2021, other current liabilities were $3.7 million and primarily included $3.6 million for services received for which we have not received an invoice, $0.1 million for estimated workers' compensation claims incurred but not reported and 3rd party fees and equipment financing payables.
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

(p)Income Taxes
The Company accounts for income taxes under the asset-and-liability method. Deferred income tax assets and liabilities are recognized for future tax consequences attributable to differences between the carrying value of assets and liabilities for financial reporting purposes and taxation purposes. Deferred income tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The state and local tax jurisdictions in which the Company operates may change resulting in changes to the state tax rates and apportionment allocations used in calculating the tax rate applied to deferred income tax assets and liabilities. The effect of a change in tax rates on deferred income tax assets and liabilities is recognized in income in the period that includes the enactment date. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.
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
FASB ASC Topic 718 also requires that excess tax benefits recognized in equity related to stock option exercises are reflected as financing cash inflows. There was no income tax benefit resulting from the exercise of stock options in both 2022 and 2021.
(r)Loss per Share
For the years ended December 31, 2022 and 2021, basic loss per share is calculated by dividing net loss attributable to common shareholders by the sum of the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of common shares and dilutive common shares equivalents outstanding during the period. The Company’s common share equivalents consist of stock options, restricted stock units (RSUs), performance stock units, and warrants. When there is a loss in the period, dilutive common share equivalents are excluded from the calculation of diluted earnings per share, as their effect would be anti-dilutive.
The following table reconciles the basic to diluted weighted average shares outstanding using the treasury stock method (shares in thousands):

	Years Ended December 31,
	2022	2021
Weighted average shares outstanding – basic	72,937	60,461
Dilutive effect of common share equivalents	—	—
Weighted average shares outstanding – diluted	72,937	60,461
Since the Company was in a loss position for both periods presented, basic net loss per share is the same as diluted net loss per share, as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (shares in thousands):

	Years Ended December 31,
	2022	2021
Options to purchase common stock	250	1,593
RSUs	3,905	2,935
Warrants outstanding	—	6,310
Total	4,155	10,838

(s)New Accounting Pronouncements
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
In February 2020, the FASB issued ASU 2020-02, “Financial Instruments - Credit Losses (Topic 326) and Leases (Topic 842) – Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842).” This ASU provides updated guidance on how an entity should measure credit losses on financial instruments, including trade receivables, held at the reporting date. The amendments make each Topic easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. It also addresses transition and open effective date information for Topic 842. ASU 2016-13, ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-11 and ASU 2020-02 (collectively, “ASC 326”) are effective for public entities for fiscal years beginning after December 15, 2019, except for Smaller Reporting Companies. This ASU is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The adoption of this pronouncement is not expected to have a material impact on the Company's financial position or results of operations.
2.    Property, Equipment, and Leasehold Improvements
Property, equipment, and leasehold improvements consist of the following at December 31, 2022 and 2021 (in thousands):

	December 31, 2022	December 31, 2021
Land	$—	$1,943
Building and leasehold improvements	3,785	7,411
Furniture and equipment	3,094	5,757
Computer hardware and software	76,906	74,850
	83,785	89,961
Less accumulated depreciation and amortization	(72,888)	(74,253)
Property, equipment and leasehold improvements, net	$10,897	$15,708
Depreciation and amortization expense was $4.5 million for each the years ended December 31, 2022 and 2021, respectively.
The Company sold two buildings and related land in September of 2022, which resulted in a gain of $1.1 million.
3.    Credit Agreement
As of December 31, 2022 and 2021, $19.5 million and $20.0 million, respectively, was outstanding under the credit agreement with MUFG Union Bank, N.A. (the Credit Agreement). The Company’s annual interest rate at December 31, 2022 and 2021, was 7.5% and 5.6%, respectively.
On December 17, 2021, Performant entered into a Credit Agreement with MUFG Union Bank, N.A. The Credit Agreement originally included a $20 million term loan commitment, which was fully advanced at closing and a $15 million revolving loan commitment, which was undrawn as of December 31, 2021. Subject to certain customary exceptions, the obligations under the Credit Agreement are, or will be, guaranteed by each of the Company’s existing and future, direct or indirect, domestic subsidiaries. The obligations of the Company under the Credit Agreement are secured by liens on substantially all of the assets of the Company and each of its domestic subsidiaries that are guarantors under the Credit Agreement.
The proceeds from the term loan under the Credit Agreement were used by the Company, together with cash on hand, to repay in full its credit agreement dated as of August 17, 2017, with ECMC Group, Inc. as amended, (the Prior Credit Agreement), and to pay fees and expenses in connection with the Credit Agreement.

On March 13, 2023, the Company entered into a First Amendment to the Credit Agreement to amend the Credit Agreement, to among other things, terminate the revolving loan commitment in full and to establish a new maturity date for the term loan of December 31, 2024. As a result of the First Amendment to the Credit Agreement, the Company does not have any further borrowing capacity under the Credit Agreement. In connection with the First Amendment, the Company voluntarily prepaid $7.5 million of the outstanding principal of the term loan, which reduced our outstanding cash and cash equivalents.
Pursuant to the Credit Agreement, after giving effect to the First Amendment described above, the Company is required to repay the aggregate outstanding principal amount of the term loan under the Credit Agreement in quarterly installments commencing March 31, 2022 in an amount that would result in amortization of (a) 2.5% of the original term loan principal in the first full year following commencement of amortization, (b) 5.0% of the original term loan principal in the second full year following commencement of amortization, and (c) 10.0% of the original term loan principal in the third full year following commencement of amortization. In addition, the Company must make mandatory prepayments of the term loan principal under the Credit Agreement with the net cash proceeds received in connection with certain specified events, including certain asset sales, casualty and condemnation events (subject to customary reinvestment rights). Any remaining outstanding principal balance of the term loan under the Credit Agreement is repayable on the maturity date. Amounts repaid or prepaid by the Company with respect to the term loan under the Credit Agreement cannot be reborrowed.
Under the Credit Agreement, after giving effect to the First Amendment described above, the term loan generally may bear interest based on term SOFR (the secured overnight financing right) or an annual base rate, as applicable, plus an applicable margin based on the Company’s leverage ratio each quarter that may range between 2.50% per annum and 4.00% per annum, in the case of term SOFR loans and between 1.50% per annum and 3.00% per annum in the case of base rate loans. The SOFR rate was approximately 2.8% as of December 31, 2021. In addition, a commitment fee based on the unused availability if there are outstanding revolving loan commitments is also payable which may vary from 0.30% per annum to 0.50% per annum, also based on the Company’s leverage ratio, however, the revolving commitment was terminated in connection with the First Amendment described above.
The Credit Agreement contains certain customary representations, warranties, and affirmative and negative covenants of the Company and its subsidiaries that restrict the Company’s and its subsidiaries’ ability to take certain actions, including, incurrence of indebtedness, creation of liens, making certain investments, mergers or consolidations, dispositions of assets, assignments, sales or transfers of equity in subsidiaries, repurchase or redemption of capital stock, entering into certain transactions with affiliates, or changing the nature of the Company’s business. The Credit Agreement, after giving effect to the First Amendment described above, also contains financial covenants, which require the Company to maintain, as of the last day of each fiscal quarter commencing (a) as of September 30, 2023, a total leverage ratio of not greater than (i) 10.00 to 1.00, (b) as of December 31, 2023 and as of the last day of each fiscal quarter thereafter, (i) a total leverage ratio of not greater than 2.50 to 1.00, and (ii) a fixed charge coverage ratio of not less than 1.20 to 1.00 and (c) prior to the earlier December 31, 2023 and the date that the Company’s leverage ratio is not greater than 2.50 to 1.00 and its fixed charge coverage ratio is not less than 1.20 to 1.00, a minimum amount of unrestricted cash subject to a perfected security interest in favor of MUFG Union Bank more specifically set forth in the Credit Agreement. The obligations under the Credit Agreement may be accelerated or the commitments terminated upon the occurrence of events of default under the Credit Agreement, which include payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, cross defaults to other material indebtedness, defaults arising in connection with changes in control, and other customary events of default.
Other than the terms relating to the First Amendment as set forth above, the terms of the original Credit Agreement with MUFG Union Bank, N.A. remain in full force and effect.
In consideration for the borrowings under the Prior Credit Agreement (the Loans), the Company issued warrants to ECMC to purchase up to an aggregate of 5,794,990 shares of the Company’s common stock with an exercise price of $1.92 per share.
On May 24, 2021, Amendment No. 5 to the Prior Credit Agreement became effective upon the consummation of the sale of certain non-healthcare recovery contracts and satisfaction of certain conditions specified therein, including a prepayment of $6.0 million of the Loans. This amendment was accounted for as a modification in accordance with ASC 470-50, Debt Modifications and Extinguishments. Upon the effectiveness of the Fifth Amendment, which included the extension of the maturity of the loans for a one-year period, the Company was required to issue additional warrants at the exercise price of $0.96 per share to purchase up to an aggregate of 515,110 additional shares of common stock of the Company, the exercise price for a portion of the existing warrants issued to ECMC to purchase 1,931,663 shares of common stock of the Company was reduced from $1.92 to $0.96 per share, and the contractual term of the existing warrants issued to ECMC to purchase

3,863,326 shares of common stock of the Company was extended to August 11, 2023. In addition, the Company issued to ECMC 300,000 shares of common stock of the Company in connection with an amendment to a separate agreement.
The Company accounted for these warrants as equity instruments since the warrants are indexed to the Company’s common shares and meet the criteria for classification in shareholders’ equity. The fair values of the warrants, the incremental fair values of the warrants modified by Amendment No. 5, and the incremental fair value of the 300,000 shares of common stock issued to ECMC to settle the earnout payable, along with loan fees were treated as a discount to the Loans. These amounts totaled $6.1 million on the effective date of the debt modification and were being amortized to interest expense under the effective interest method over the life of the Loans until the Loans were paid off on December 17, 2021. The remaining unamortized debt issuance costs of $3.4 million were recorded in interest expense on the statements of operations and in loss on debt extinguishment on the statements of cash flows. There were no warrants outstanding as of December 31, 2022.
Outstanding debt obligations are as follows (in thousands):

	December 31, 2022	December 31, 2021
Principal amount	$19,500	$20,000
Less: unamortized debt issuance costs	(333)	(427)
Loan payable less unamortized debt issuance costs	19,167	19,573
Less: current maturities	(983)	(489)
Long-term loan payable, net of current maturities	$18,184	$19,084
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
Operating lease expense was $1.9 million and $2.3 million for the years ended December 31, 2022 and 2021, respectively.
Supplemental cash flow and other information related to operating leases for the years ended December 31, 2022 and 2021 are as follows:

	2022		2021
Weighted Average Remaining Lease Term	2.2	years	2.5	years
Weighted Average Discount Rate	6.2%		6.4%
Cash paid for amounts included in the measurement of operating lease liabilities included in operating cash flows	$2.1	million	$2.1	million
The following is a schedule, by years, of maturities of lease liabilities as of December 31, 2022 (in thousands):

Year Ending December 31,	Amount
2023	$1,337
2024	697
2025	441
Total undiscounted cash flows	2,475
Less imputed interest	(171)
Total	$2,304

5.    Capital Stock
Since August 15, 2012, the authorized common stock has been 500,000,000 shares and the authorized preferred stock has been 50,000,000 shares.
6.    Stock-based Compensation
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
Total stock-based compensation expense charged as salaries and benefits expense in the consolidated statements of operations was $3.0 million and $2.6 million for the years ended December 31, 2022 and 2021, respectively. The following table sets forth a summary of the Company's stock option activity for the years ended December 31, 2022 and 2021:

	Outstanding Options	Weighted average exercise price per share	Weighted average remaining contractual life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2021	1,815,561	$10.31	1.9	$—
Granted	—	—		—
Forfeited	(210,960)	9.16		12
Exercised	(11,500)	3.57		14
Outstanding at December 31, 2021	1,593,101	$10.51	0.8	$7
Granted	—	—		—
Forfeited/expired	(1,343,101)	10.55		—
Exercised	—	—		—
Outstanding December 31, 2022	250,000	$10.31	0.9	$20
Vested, exercisable, and expected to vest (1) at December 31, 2022	250,000	$10.31	0.9	$20
Exercisable at December 31, 2022	250,000	$10.31	0.9	$20
(1) Options expected to vest reflect an estimated forfeiture rate.
The Company recognizes share-based compensation costs as expense on a straight-line basis over the option vesting period, which generally is four years.
There were no stock options granted during the years ended December 31, 2022 and December 31, 2021. The aggregate intrinsic value of our stock options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the years ended December 31, 2022 and 2021 was $0 and 14 thousand, respectively. At December 31, 2022 and 2021, there was no unrecognized stock-based compensation expense related to non-vested stock options.
Net cash proceeds from the exercise of stock options were $0 and $41 thousand during 2022 and 2021, respectively.

If stock options had been granted during the years ended December 31, 2022 and December 31, 2021, the fair value of each option grant would have been estimated using the Black-Scholes-Merton option pricing model. Expected volatilities are calculated based on the historical volatility data of the Company over a term comparable to the expected term of the options issued. The expected term of the award is determined based on the average of the vesting term and the contractual term. Management monitors share option exercise and employee termination patterns to estimate forfeiture rates within the valuation model.
(b)Restricted Stock Units
The following table summarizes restricted stock unit activity for the years ended December 31, 2022 and 2021:

		Weighted
		average
	Number of	grant date
	Awards	fair value
Outstanding at January 1, 2021	4,592,644	$1.27
Granted	1,411,564	4.49
Forfeited	(669,570)	1.51
Vested and converted to shares, net of units withheld for taxes	(2,101,431)	1.17
Units withheld for taxes	(297,856)	$1.40
Outstanding at December 31, 2021	2,935,351	$2.85
Granted	2,412,906	2.66
Forfeited	(270,674)	2.70
Vested and converted to shares	(1,172,977)	2.49
Outstanding at December 31, 2022	3,904,606	$2.85
Expected to vest at December 31, 2022	3,438,199	$2.85
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
Certain of the RSUs that vested in 2021 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes and remitted the cash to the appropriate taxing authorities. The total shares withheld were approximately 298,000 shares for 2021 and were based on the value of the RSUs on their respective vesting dates as determined by the Company’s closing stock price. These net-share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company. After June 2021, the Company discontinued offering net-share settlement as a method of employees meeting their minimum statutory obligation for their applicable income and other employment taxes.
At December 31, 2022 and 2021, there was $8.4 million and $6.0 million of compensation expense yet to be recognized related to non-vested restricted stock units. The unrecognized expense as of December 31, 2022 is expected to be recognized over the remaining weighted-average vesting period of 3.1 years. Restricted stock units vested during the years ended December 31, 2022 and 2021 were approximately 1,173,000 and 2,399,000 shares, respectively. Restricted stock units granted under the 2012 Plan generally vest over periods between one year and four years.
7.    Employee Benefit Plan
The Company has a 401(k) Salary Deferral Plan (the Plan) covering all full-time employees who have met certain service requirements. Employees may contribute a portion of their salary up to the maximum limit established by the Code for such plans. Employer contributions are discretionary. No matching contributions were made during 2022 and 2021.

8.    Income Taxes
The Company’s income tax expense consists of the following (in thousands):

	2022	2021
Current:
Federal	$163	$128
State	4	(66)
	167	62
Deferred:
Federal	$(15)	$—
State	(20)	—
	(35)	—
Total expense	$132	$62

The reconciliation between the amount computed by applying the U.S. federal statutory rate of 21% for 2022 and 2021 to income before taxes and the Company's tax provision for 2022 and 2021 is as follows:

	2022	2021
Federal income at the statutory rate	21%	21%
State income tax, net of federal benefit	—	1
Permanent differences	(1)	11
Work opportunity credit	2	—
Return to provision true-up	3	(2)
Stock-based compensation	(24)	—
Valuation allowance	—	(30)
Change in uncertain tax positions	(3)	—
Other	—	(2)
Effective tax rate	(2)%	(1)%

The following table summarized the components of the Company's deferred tax assets and liabilities as of December 31, 2022 and 2021 (in thousands):

	2022	2021
Deferred tax assets
Vacation accrual	$542	$562
Nonqualified stock options	725	2,859
State tax deferral	137	347
State tax credits	79	452
Net operating loss	6,148	4,762
Interest expense limitation	2,968	3,021
Lease liability	610	1,025
Appeals reserve	289	—
Federal tax credits	145	—
Other	507	2,047
Total deferred tax assets	12,150	15,075
Valuation allowance	$(9,404)	$(10,727)
Total deferred tax assets net of valuation allowance	2,746	4,348
Deferred tax liabilities:
Fixed assets	$(1,577)	$(2,944)
Right of use asset	(545)	(949)
Other	(624)	(490)
Total deferred tax liabilities	(2,746)	(4,383)
Net deferred tax liabilities	$—	$(35)
As of December 31, 2022, and 2021, the Company recorded a valuation allowance against deferred tax assets that are not more likely than not realizable based upon the assessment of all positive and negative evidence. The total amount of the valuation allowance at December 31, 2022 is $9.4 million, which is a decrease of $1.3 million from the amount recorded as of December 31, 2021. The decrease in the valuation allowance from December 31, 2022 to December 31, 2021 is primarily driven by a decrease in the deferred state tax rate associated with the business operations impact on state apportionment and an increase in net operating losses, offset by nonqualified stock options expiring unexercised during the year ended December 31, 2022, resulting in a reduction of the nonqualified stock options deferred tax asset.
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
The Company has state tax credits of $0.1 million, which will begin to expire in 2023 and federal tax credits of $0.1 million. The Company has state net operating loss carryforwards of $44.0 million which will start to expire in 2023 and a federal net operating loss carryforward of $14.4 million which will be carried forward indefinitely.

The following table reconciles the Company’s unrecognized tax benefits as of December 31, 2022 from its unrecognized tax benefits as of December 31, 2021 (in thousands):

Unrecognized tax benefits balance at December 31, 2021	$397
Increase related to prior year tax positions	157
Increase related to current year tax positions	6
Lapse of statute of limitations	(51)
Unrecognized tax benefits balance at December 31, 2022	$509
At December 31, 2022 and 2021, the Company had approximately $0.5 million and $0.4 million of unrecognized tax benefits, respectively. The Company has $0.2 million of unrecognized tax benefits for which the Company believes will be finally determined during the next twelve months either through settlement or the statute of limitations is scheduled to expire. The Company records interest expense and penalties related to unrecognized tax benefits in income tax expense. The amount of accrued interest was $0.1 million and $0.1 million at December 31, 2022 and 2021, respectively. No penalties were recognized in 2022 or accrued at December 31, 2022, and 2021 respectively. The Company has unrecognized tax benefits of approximately $0.5 million which, if recognized, would favorably affect the Company’s effective income tax rate.
The Company files income tax returns with the U.S. federal government and various state jurisdictions. The Company is subject to federal income tax examinations based upon statute of limitations for tax years 2018 forward. The Company operates in a number of state and local jurisdictions, most of which have never audited the Company's records. Accordingly, the Company is subject to state and local income tax examinations based upon the various statutes of limitations in each jurisdiction. For tax years before 2018, the Company is subject to examination and assessment to the extent of net operating losses carryback refunds requested. The Company has an ongoing federal examination by the Internal Revenue Service for the 2018 tax year.
9. Other Commitments and Contingencies
(a)Trust Funds
The Company collects payments from counterparties on behalf of certain of our COB clients, where our client is owed a refund because they are not the primary payer for a healthcare claim as the covered member has other forms of insurance coverage. These cash collections are held in trust in bank accounts controlled by the Company. The Company remits trust funds to the clients on a regular basis. The amount of cash held in trust and the related liability are separated from and not included in the Company’s consolidated financial statements. Cash held in trust for customers totaled $1.7 million and $0.2 million at December 31, 2022 and 2021, respectively.
(b)Litigation
The Company, during the ordinary course of its operations, has been named in various legal suits and claims, several of which are still pending. In the opinion of management and the Company’s legal counsel, such legal actions are not expected to have a material effect on the Company’s consolidated financial position or results of operations or cash flows.
10. Subsequent Events
The Company has evaluated subsequent events through the date these consolidated financial statements were issued and identified the following event which does not require adjustments to the consolidated financial statements.
On March 13, 2023, the Company entered into a First Amendment to the Credit Agreement to amend the Credit Agreement to, among other things, terminate the revolving loan commitment in full and to establish a new maturity date for the term loan of December 31, 2024. In connection with the First Amendment, the Company voluntarily prepaid $7.5 million of the outstanding principal of the term loan, which reduced our outstanding cash and cash equivalents.
.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFORMANT FINANCIAL CORPORATION

By:	/s/ Lisa C. Im
Lisa C. Im
Chief Executive Officer

Date: March 16, 2023
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

Name	Title	Date

/s/ Lisa C. Im	Chief Executive Officer (Principal Executive Officer) and Board Chair	March 16, 2023
Lisa C. Im

/s/ Ian Johnston	Vice President and Chief Accounting Officer (Principal Financial Officer)	March 16, 2023
Ian Johnston

/s/ James LaCamp	Director	March 16, 2023
James LaCamp

/s/ Bradley M. Fluegel	Director	March 16, 2023
Bradley M. Fluegel

/s/ William D. Hansen	Director	March 16, 2023
William D. Hansen

/s/ Eric Yanagi	Director	March 16, 2023
Eric Yanagi

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2022 and 2021
Allowance for doubtful accounts (in thousands):

Description	Balance at Beginning of Period	Additions Charged against Expense	Recoveries	Charge-offs	Balance at End of Period
2022	$—	—	—	—	$—
2021	$49	—	—	(49)	$—

Estimated allowance and liability for appeals and disputes (in thousands):

Description	Balance at Beginning of Period	Additions Charged against Revenue	Appeals Found in Providers Favor	Balance at End of Period
2022	$1,190	1,296	(1,380)	$1,106
2021	$1,014	1,169	(993)	$1,190

Deferred tax asset valuation allowance (in thousands):

Description	Balance at Beginning of Period	Additions	Releases	Balance at End of Period
2022	$10,727	—	1,323	$9,404
2021	$6,249	4,478	—	$10,727