Form 10-Q
period 2023-03-31
Performant Financial Corp
filed 2023-05-10
CIK 1550695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
The number of shares of Common Stock outstanding as of May 8, 2023 was 75,505,108.

PERFORMANT FINANCIAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2023
INDEX

i

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,335	$23,384
Restricted cash	81	81
Trade accounts receivable	15,636	15,794
Contract assets	8,993	11,460
Prepaid expenses and other current assets	3,623	3,665
Income tax receivable	3,083	3,123
Total current assets	43,751	57,507
Property, equipment, and leasehold improvements, net	10,527	10,897
Goodwill	47,372	47,372
Right-of-use assets	794	2,057
Other assets	1,194	1,000
Total assets	$103,638	$118,833
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of notes payable, net of unamortized debt issuance costs of $58 and $17, respectively	$1,192	$983
Accrued salaries and benefits	5,818	6,938
Accounts payable	971	1,262
Other current liabilities	2,017	2,252
Contract liabilities	—	438
Estimated liability for appeals and disputes	863	1,106
Lease liabilities	623	1,228
Total current liabilities	11,484	14,207
Notes payable, net of current portion and unamortized debt issuance costs of $484 and $316, respectively	10,016	18,184
Lease liabilities	189	1,076
Other liabilities	887	881
Total liabilities	22,576	34,348
Commitments and contingencies (note 3 and note 4)
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized, 500,000 shares at March 31, 2023 and December 31, 2022 respectively; issued and outstanding 75,505 and 75,505 shares at March 31, 2023 and December 31, 2022, respectively	7	7
Additional paid-in capital	143,059	142,261
Accumulated deficit	(62,004)	(57,783)
Total stockholders’ equity	81,062	84,485
Total liabilities and stockholders’ equity	$103,638	$118,833
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues	$25,729	$27,083
Operating expenses:
Salaries and benefits	22,449	20,439
Other operating expenses	7,069	8,131
Total operating expenses	29,518	28,570
Loss from operations	(3,789)	(1,487)
Gain on sale of certain recovery contracts	3	—
Interest expense	(414)	(155)
Loss before provision for income taxes	(4,200)	(1,642)
Provision for income taxes	21	31
Net loss	$(4,221)	$(1,673)
Net loss per share
Basic	$(0.06)	$(0.02)
Diluted	$(0.06)	$(0.02)
Weighted average shares
Basic	75,505	69,873
Diluted	75,505	69,873
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2023					Three Months Ended March 31, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount				Shares	Amount
Balances at beginning of period	75,705	$7	$142,261	$(57,783)	84,485	69,281	$7	$133,662	$(51,246)	$82,423
Stock-based compensation expense	—	—	798	—	798	—	—	558	—	558
Proceeds from exercise of stock options	—	—	—	—	—	3,863	—	5,563	—	5,563
Net loss	—	—	—	(4,221)	(4,221)	—	—	—	(1,673)	(1,673)
Balances at end of period	75,705	$7	$143,059	$(62,004)	$81,062	73,144	$7	$139,783	$(52,919)	$86,871
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(4,221)	$(1,673)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss on disposal of assets and impairment of long-lived assets	32	(17)
Depreciation and amortization	1,247	1,102
Right-of-use assets amortization	1,263	475
Stock-based compensation	798	558
Interest expense from debt issuance costs	35	24
Gain on sale of certain recovery contracts	(3)	—
Changes in operating assets and liabilities:
Trade accounts receivable	158	971
Contract assets	2,467	(762)
Prepaid expenses and other current assets	42	(864)
Income tax receivable	40	74
Other assets	(194)	(2)
Accrued salaries and benefits	(1,120)	(2,541)
Accounts payable	(291)	67
Contract liabilities and other current liabilities	(673)	(1,815)
Estimated liability for appeals, disputes, and refunds	(243)	281
Lease liabilities	(1,492)	(536)
Other liabilities	6	7
Net cash used in operating activities	(2,149)	(4,651)
Cash flows from investing activities:
Purchase of property, equipment, and leasehold improvements	(909)	(700)
Proceeds from sale of certain recovery contracts	3	—
Net cash used in investing activities	(906)	(700)
Cash flows from financing activities:
Repayment of notes payable	(7,750)	(125)
Debt issuance costs paid	(244)	(2)
Proceeds from exercise of warrants	—	5,563
Net cash (used in) provided by financing activities	(7,994)	5,436
Net increase in cash, cash equivalents and restricted cash	(11,049)	85
Cash, cash equivalents and restricted cash at beginning of period	23,465	19,550
Cash, cash equivalents and restricted cash at end of period	$12,416	$19,635
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and cash equivalents	$12,335	$17,432
Restricted cash	81	2,203
Total cash, cash equivalents and restricted cash at end of period	$12,416	$19,635
Supplemental disclosures of cash flow information:
Cash paid (received) for income taxes	$5	$1
Cash paid for interest	$582	$176

See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

1. Organization and Description of Business
(a) Basis of Presentation and Organization
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim unaudited consolidated financial statements furnished herein include all adjustments necessary (consisting only of normal recurring adjustments) for a fair presentation of our financial position at March 31, 2023, and December 31, 2022,the results of our operations for the three months ended March 31, 2023 and 2022, and cash flows for the three months ended March 31, 2023 and 2022. Interim financial statements are prepared on a basis consistent with our annual consolidated financial statements. The interim financial statements included herein should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2022.
Performant Financial Corporation (the Company, "we", or "our") is a leading provider of technology-enabled audit, recovery and analytics services in the United States with a focus in the healthcare payment integrity services industry. The Company works with healthcare payers through claims auditing and eligibility-based (also known as coordination-of-benefits or COB) services to identify improper payments. The Company engages clients in both government and commercial markets. Clients of the Company typically operate in complex and highly regulated environments and contract for their payment integrity needs in order to reduce losses on improper healthcare payments. The Company also has a call center which serves clients with multifaceted consumer engagement needs. The Company historically worked in recovery markets such as defaulted student loans, tax receivables, and commercial recovery.
The Company’s consolidated financial statements include the operations of Performant Financial Corporation (Performant), its wholly-owned subsidiary Performant Business Services, Inc. (PBS), and PBS's wholly-owned subsidiaries Performant Recovery, Inc. (PRI) and Performant Technologies, LLC (PTL). Performant is a Delaware corporation headquartered in California and was formed in 2003. PBS is a Nevada corporation founded in 1997. PRI is a California corporation founded in 1976. PTL is a California limited liability company that was formed in 2004. All intercompany balances and transactions have been eliminated in consolidation.
The Company is managed and operated as one business, with a single management team that reports to the Chief Executive Officer.
The preparation of the consolidated financial statements, in conformity with U.S. GAAP, requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, primarily accounts receivable, contract assets, goodwill, right-of-use assets, estimated liability for appeals and disputes, lease liabilities, other liabilities, provision for income taxes, and disclosure of contingent liabilities at the date of the consolidated financial statements, and the reported amounts of revenues.
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

The following table presents revenue disaggregated by category (in thousands) for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Eligibility-based	$12,480	$14,215
Claims-based	10,412	9,149
Healthcare Total	22,892	23,364
Recovery (1)	19	118
Customer Care / Outsourced Services	2,818	3,601
Total Revenues	$25,729	$27,083
(1)Represented defaulted student loans and tax receivables markets, which substantially concluded in 2021.
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in cash used in operating activities in the consolidated statements of cash flows. The Company determines the allowance for doubtful accounts by specific identification. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts was $0 as of March 31, 2023 and December 31, 2022.
Contract assets were $9.0 million and $11.5 million as of March 31, 2023 and December 31, 2022, respectively. Contract assets relate to the Company’s rights to consideration for services completed during the respective years, but not invoiced at the reporting date, and receipt of payment is conditional upon factors other than the passage of time.
Contract assets primarily consist of commissions the Company estimates it has earned from completed claims audit findings submitted to healthcare clients. The decrease in contract assets resulted from invoiced amounts offset by additional consideration earned for services provided to healthcare clients during the period.
Contract assets are recorded to accounts receivable when the Company's right to payment becomes unconditional, which is generally when healthcare providers have paid our clients. There was no impairment loss related to contract assets for the three months ended March 31, 2023 and 2022.
The Company had contract liabilities of $0.0 million and $0.4 million as of March 31, 2023 and December 31, 2022, respectively. The Company’s contract liabilities relate to certain reimbursable costs due to a healthcare client.
Healthcare providers of our clients have the right to appeal claims audit findings and may pursue additional appeals if the initial appeal is found in favor of healthcare clients. For coordination-of-benefits (COB) contracts, insurance companies or other responsible parties may dispute the Company’s findings regarding our clients not being the primary payer of healthcare claims. Total estimated liability for appeals and disputes was $0.9 million as of March 31, 2023 and $1.1 million as of December 31, 2022. This represents the Company’s best estimate of the amount probable of being refunded to the Company’s healthcare clients.
At March 31, 2023, the Company had capitalized costs to fulfill a contract of $0.2 million in prepaid expenses and other current assets. Amortization of such capitalized costs to fulfill was immaterial for the three months ended March 31, 2023.
(c) Prepaid Expenses and Other Current Assets
At March 31, 2023, prepaid expenses and other current assets were $3.6 million and included approximately $2.0 million related to prepaid software licenses and maintenance agreements, $1.2 million for prepaid insurance, and $0.4 million for various other prepaid expenses. At December 31, 2022, prepaid expenses and other current assets were $3.7 million and included approximately $1.5 million related to prepaid software licenses and maintenance agreements, $1.8 million for prepaid insurance, and $0.4 million for various other prepaid expenses.

(d) Impairment of Goodwill and Long-Lived Assets
The balance of goodwill was $47.4 million as of March 31, 2023 and $47.4 million as of December 31, 2022, which was net of accumulated impairment loss of $34.2 million. Goodwill is reviewed for impairment at least annually in December or as certain events or conditions arise during the year. The Company may first assess qualitative factors for indicators of impairment to determine whether it is necessary to perform the quantitative goodwill impairment test. In performing the quantitative assessment of goodwill, if the carrying value of the Company, as one reporting unit, exceeds its fair value, goodwill is considered impaired. The amount of impairment loss is measured as the difference between the carrying value and the fair value of the reporting unit.
Impairment testing is based upon the best information available and estimates of fair value which incorporate assumptions marketplace participants would use in making their estimates of fair value. Significant assumptions and estimates are required, including, but not limited to, our market capitalization, projecting future cash flows and other assumptions, to estimate the fair value of the reporting unit. Although the Company believes the assumptions and estimates made are reasonable and appropriate, different assumptions and estimates could materially impact the amount of impairment. Based on management’s analysis, there was no impairment to goodwill as of March 31, 2023 and 2022.
Long-lived assets and intangible assets that are subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. For the three months ended March 31, 2023 and 2022, there was no impairment.
(e) Other Current Liabilities
As of March 31, 2023, other current liabilities primarily included $1.7 million for services received for which we have not received an invoice, and $0.3 million for estimated workers' compensation claims incurred but not reported, third party fees, and accrued interest under our Credit Agreement (Note 3). As of December 31, 2022, other current liabilities primarily included $1.8 million for services received for which we have not received an invoice, and $0.5 million for accrued interest under our Credit Agreement, estimated workers' compensation claims incurred but not reported and third party fees and equipment financing payables.
(f) New Accounting Pronouncements
In February 2020, the Financial Accounting Standards Board (FASB) issued ASU 2020-02, “Financial Instruments - Credit Losses (Topic 326) and Leases (Topic 842) – Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842).” This ASU provides updated guidance on how an entity should measure credit losses on financial instruments, including trade receivables, held at the reporting date. The amendments make each Topic easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. It also addresses transition and open effective date information for Topic 842. ASU 2016-13, ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-11 and ASU 2020-02 (collectively, “ASC 326”) are effective for public entities for fiscal years beginning after December 15, 2019, except for Smaller Reporting Companies. This ASU is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The Company's adoption of this ASU had no impact on our financial position, results of operations, or cash flows.

2. Property, Equipment, and Leasehold Improvements
Property, equipment, and leasehold improvements consist of the following at March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Building and leasehold improvements	3,703	3,785
Furniture and equipment	3,085	3,094
Computer hardware and software	77,737	76,906
	84,525	83,785
Less accumulated depreciation and amortization	(73,998)	(72,888)
Property, equipment and leasehold improvements, net	$10,527	$10,897
Depreciation and amortization expense was $1.2 million and $1.1 million for the three months ended March 31, 2023 and 2022, respectively.
3. Notes Payable
As of March 31, 2023 and December 31, 2022, $11.8 million and $19.5 million, respectively, was outstanding under the Company's credit agreement with MUFG Union Bank, N.A. (the Credit Agreement). The Company’s interest rate under the Credit Agreement at March 31, 2023 and December 31, 2022 was 8.5% and 7.5%, respectively.
On December 17, 2021, the Company entered into a Credit Agreement with MUFG Union Bank, N.A. The Credit Agreement includes a $20 million term loan commitment, which was fully advanced at closing and a $15 million revolving loan commitment. Subject to certain customary exceptions, the obligations under the Credit Agreement are, or will be, guaranteed by each of the Company’s existing and future, direct or indirect, domestic subsidiaries. The obligations of the Company under the Credit Agreement are secured by liens on substantially all of the assets of the Company and each of its domestic subsidiaries that are guarantors under the Credit Agreement.
On March 13, 2023, the Company entered into a First Amendment to the Credit Agreement (the “First Amendment”) to amend the Credit Agreement to, among other things, terminate the revolving loan commitment in full and to establish a new maturity date of December 31, 2024 for the term loan. As a result of the First Amendment to the Credit Agreement, the Company does not have any further borrowing capacity under the Credit Agreement. In connection with the First Amendment, the Company voluntarily prepaid $7.5 million of the outstanding principal of the term loan.
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
Under the Credit Agreement, after giving effect to the First Amendment described above, the term loan generally may bear interest based on term SOFR (the secured overnight financing right) or an annual base rate, as applicable, plus an applicable margin based on the Company’s leverage ratio each quarter that may range between 2.50% per annum and 4.00% per annum, in the case of term SOFR loans and between 1.50% per annum and 3.00% per annum in the case of base rate loans. The SOFR rate was approximately 4.5% as of March 31, 2023. In addition, a commitment fee based on the unused availability if there are outstanding revolving loan commitments is also payable which may vary from 0.30% per annum to 0.50% per annum, also based on the Company’s leverage ratio, however, the revolving commitment was terminated in connection with the First Amendment described above.

The Credit Agreement contains certain customary representations, warranties, and affirmative and negative covenants of the Company and its subsidiaries that restrict the Company’s and its subsidiaries’ ability to take certain actions, including, incurrence of indebtedness, creation of liens, making certain investments, mergers or consolidations, dispositions of assets, assignments, sales or transfers of equity in subsidiaries, repurchase or redemption of capital stock, entering into certain transactions with affiliates, or changing the nature of the Company’s business. The Credit Agreement, after giving effect to the First Amendment described above, also contains financial covenants, which require the Company to maintain, as of the last day of each fiscal quarter commencing (a) as of September 30, 2023, a total leverage ratio of not greater than (i) 10.00 to 1.00, (b) as of December 31, 2023 and as of the last day of each fiscal quarter thereafter, (i) a total leverage ratio of not greater than 2.50 to 1.00, and (ii) a fixed charge coverage ratio of not less than 1.20 to 1.00 and (c) prior to the earlier December 31, 2023 and the date that the Company’s leverage ratio is not greater than 2.50 to 1.00 and its fixed charge coverage ratio is not less than 1.20 to 1.00, a minimum amount of unrestricted cash subject to a perfected security interest in favor of MUFG Union Bank, N.A. more specifically set forth in the Credit Agreement. The obligations under the Credit Agreement may be accelerated or the commitments terminated upon the occurrence of events of default under the Credit Agreement, which include payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, cross defaults to other material indebtedness, defaults arising in connection with changes in control, and other customary events of default.
Other than the terms relating to the First Amendment as set forth above, the terms of the original Credit Agreement with MUFG Union Bank, N.A. remain in full force and effect.
Outstanding debt obligations were as follows (in thousands):

	March 31, 2023	December 31, 2022
Principal amount	$11,750	$19,500
Less unamortized discount and issuance costs	(541)	(333)
Notes payable, net of unamortized discount and issuance costs	11,209	19,167
Less current maturities, net of unamortized discount and issuance costs	(1,193)	(983)
Long-term notes payable, net of current maturities and unamortized discount and issuance costs	$10,016	$18,184
The following is a schedule, by years, of maturities of notes payable as of March 31, 2023 (in thousands):

Year Ending December 31,	Amount
Remainder of 2023	$750
2024	11,000
Total notes payable	$11,750
4. Leases
The Company has entered into various non-cancelable operating lease agreements for office facilities and equipment with lease periods expiring between 2023 and 2026. Certain of these arrangements have free rent periods and/or escalating rent payment provisions. As such, the Company recognizes rent expense under such arrangements on a straight-line basis in accordance with U.S. GAAP. Some leases include options to renew. The Company does not assume renewals in its determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. The lease agreements do not contain any material residual value guarantees or material restrictive covenants. Leases with an initial term of twelve months or less are not recorded on the balance sheet.
Operating lease expense was $0.3 million and $0.5 million for the three months ended March 31, 2023 and 2022, respectively.

Supplemental cash flow and other information related to operating leases were as follows:

	March 31, 2023	March 31, 2022
Weighted Average Remaining Lease Term (in years)	1.4	2.4
Weighted Average Discount Rate	5.2%	6.4%
Cash paid for amounts included in the measurement of operating lease liabilities	$0.2 million	$0.6 million
The following is a schedule, by years, of maturities of lease liabilities as of March 31, 2023 (in thousands):

Year Ending December 31,	Amount
Remainder of 2023	$602
2024	157
2025	82
2026	3
Total undiscounted cash flows	$844
Less imputed interest	(32)
Present value of lease liabilities	$812
5. Stock-Based Compensation
(a) Stock Options
Total stock-based compensation expense charged as salaries and benefits expense in the consolidated statements of operations was $0.8 million and $0.6 million for the three months ended March 31, 2023 and 2022 respectively.
The following table sets forth a summary of the Company's stock option activity for the three months ended March 31, 2023:

	Outstanding Options	Weighted average exercise price per share	Weighted average remaining contractual life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	250,000	$10.31	0.90	$20
Granted	—	—		—
Forfeited	(96,000)	13.39		—
Exercised	—	—		—
Outstanding at March 31, 2023	154,000	$8.39	1.10	$17
Vested, exercisable, expected to vest(1) at March 31, 2023	154,000	$8.39	1.10	$17
Exercisable at March 31, 2023	154,000	$8.39	1.10	$17
 (1) Options expected to vest reflect an estimated forfeiture rate.
The Company recognizes share-based compensation costs as expense on a straight-line basis over the option vesting period, which generally is four years. As of March 31, 2023, all options have vested and there was no unrecognized compensation costs.

(b) Restricted Stock Units and Performance Stock Units
The following table summarizes restricted stock unit and performance stock unit activity for the three months ended March 31, 2023:

	Number of Awards	Weighted average grant date fair value per share
Outstanding at December 31, 2022	3,904,606	$2.85
Granted	16,000	3.23
Forfeited	(28,898)	3.29
Vested and converted to shares, net of units withheld for taxes	—
Outstanding at March 31, 2023	3,891,708	$2.85
Expected to vest at March 31, 2023	3,427,154	$2.85
Restricted stock units and performance stock units granted under the Performant Financial Corporation Amended and Restated 2012 Stock Incentive Plan generally vest over periods between one year and four years.
As of March 31, 2023, there was approximately $7.5 million of total unrecognized compensation cost related to unvested restricted stock units granted to employees. This unrecognized compensation cost is expected to be recognized over an estimated weighted-average amortization period of approximately 2.9 years.
6. Income Taxes
The Company's effective income tax rate changed to (1)% for the three months ended March 31, 2023 from (2)% for the three months ended March 31, 2022. Similar to March 31, 2022, the primary driver of the effective income tax rate is the overall losses from operations for the three months ended March 31, 2023, for which no benefit is recognized due to valuation allowance.
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
7. Net Income (Loss) per Share
For the three months ended March 31, 2023 and 2022, basic net income (loss) per share is calculated by dividing net income (loss) by the sum of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of common stock and dilutive common share equivalents outstanding during the period. Common share equivalents consist of stock options, restricted stock units, performance stock units, and warrants. When there is a loss in the period, dilutive common share equivalents are excluded from the calculation of diluted earnings per share, as their effect would be anti-dilutive. For example, for the three months ended March 31, 2023 and 2022, respectively, diluted weighted average shares outstanding are the same as basic average shares outstanding. When there is net income in the period, the Company excludes stock options, restricted stock units, performance stock units, and warrants from the calculation of diluted earnings per share when their combined exercise price and unamortized fair value exceeds the average market price of the Company's common stock because their effect would be anti-dilutive.

The following table reconciles the basic to diluted weighted average shares outstanding using the treasury stock method (shares in thousands):

	Three Months Ended March 31,
	2023	2022
Weighted average shares outstanding – basic	75,505	69,873
Dilutive effect of stock options	—	—
Weighted average shares outstanding – diluted	75,505	69,873
Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share, as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (shares in thousands):

	Three Months Ended March 31,
	2023	2022
Options to purchase common stock	154	1,529
RSUs	3,892	2,950
Warrants outstanding	—	2,447
Total	4,046	6,926
8. Subsequent Events
The Company has evaluated subsequent events through the date these consolidated financial statements are filed with the Securities and Exchange Commission and there are no other events that have occurred that would require adjustments or disclosures to our consolidated financial statements.

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

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Eligibility-based	$12,480	$14,215
Claims-based	10,412	9,149
Healthcare Total	22,892	23,364
Recovery (1)	19	118
Customer Care / Outsourced Services	2,818	3,601
Total Revenues	$25,729	$27,083
(1)Represents revenues derived from the defaulted student loans and tax receivables markets.
Healthcare Revenues
We derive revenues from both commercial and government clients by providing healthcare payment integrity services, which include claims-based and eligibility-based services. Revenues earned under claims-based contracts in the healthcare market are driven by auditing, identifying, and sometimes recovering improperly paid claims through both automated and manual review of such claims. Eligibility-based services, which may also be referred to as coordination-of-benefits or COB, involve identifying and recovering payments in situations where our client should not be the primary payer of healthcare claims because a member has other forms of insurance coverage. We are paid contingency fees by our clients based on a percentage of the dollar amount of improper claims recovered as a result of our efforts. The revenues we recognize are net of our estimate of claims that may be overturned by appeal or disputed following payment by the provider.
For our healthcare business, our business strategy is focused on utilizing our technology-enabled services platform to provide claims-based, eligibility-based, and analytical services for healthcare payers. Revenues from our healthcare services were $22.9 million for the three months ended March 31, 2023 compared to revenues of $23.4 million from our healthcare services during for the three months ended March 31, 2022.
In October 2017, we were awarded the national exclusive Medicare Secondary Payer, Commercial Payment Center (MSP) contract by the centers for Medicare and Medicaid Services (CMS). In December 2022, we were re-awarded this MSP contract, which commenced in March 2023. This contract has a six-year term, consisting of one base year and five additional one-year options.
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

In January 2022, we were awarded the indefinite delivery, indefinite quantity contract by the U.S. Department of Health and Human Services, Office of the Inspector General (HHS OIG), which has a base term of one year and four additional one-year options, the first of which has been exercised. Under this contract, we provide medical review and consultative services associated with the oversight activities of the HHS OIG, primarily assessing services and claims for Medicare fee-for-service payments for Part A and Part B. This contract was awarded via a full-and-open competitive procurement.
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
Recently, we have expanded the scope of services that we provide to our healthcare clients, and we continue to implement new programs for existing and new healthcare clients. We believe this growth trend should continue as our suite of payment integrity services and our customer relationships continue to mature. We currently anticipate that our healthcare revenues will drive the majority of our overall revenue growth.
Recovery Revenues
During 2021, we sold certain of our non-healthcare recovery contracts and decided not to renew or restart existing contracts in the recovery market, nor pursue new non-healthcare recovery contracts. Accordingly, revenues from recovery markets such as defaulted student loans and tax receivables were minimal.
Customer Care / Outsourced Services Revenues
We derive our revenues from first party call center and other outsourced services. Our revenues for these services include contingency fees, fees based on dedicated headcount and tasks completed on behalf of our clients.
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

Costs Associated with Commencing New Contracts
When we obtain an engagement with a new client or a new contract with an existing client, it typically takes a long period of time to plan our services in detail, which includes integrating our technology, processes and resources with the client’s operations and hiring new employees, before we receive any revenues from the new client or new contract. Due to the upfront costs we incur in connection with the implementation of new contracts, which may not be recoverable in the event of contract termination, and the delays we face in recognizing initial revenue from any such new contracts, our profitability can be negatively impacted by any delays associated with new contract implementations. Our clients may also experience delays in obtaining approvals or managing protests from unsuccessful bidders or delays associated with system implementations, as we had experienced before with certain clients. If we are not able to pay the upfront expenses out of cash from operations or availability of borrowings under our lending arrangements, we may need to scale back our operations or alter our business plans, either of which could have a negative effect on future revenues that we may earn under any such new client or new contract engagements.
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
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in cash used in operating activities in the consolidated statements of cash flows. The Company determines the allowance for doubtful accounts by specific identification. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts was $0 as of March 31, 2023 and December 31, 2022.
Contract assets totaled $9.0 million and $11.5 million as of March 31, 2023 and December 31, 2022, respectively. Contract assets relate to our right to consideration for services completed but not invoiced at the reporting date, and receipt of payment is conditional upon factors other than the passage of time. Contract assets primarily consist of commissions that we estimate we have earned from completed claims audit findings submitted to healthcare clients. The increase in contract assets resulted from additional consideration earned for services provided to our healthcare clients, offset by invoiced amounts.
Contract assets are recorded to accounts receivable when our right to payment becomes unconditional, which is generally when healthcare providers or payers have paid our clients. There was no impairment loss related to contract assets for the three months ended March 31, 2023 and 2022.
Contract liabilities totaled $0.0 million and $0.4 million as of March 31, 2023 and December 31, 2022, respectively. Our contract liabilities related to certain reimbursable costs due to a client.
Healthcare providers of our clients have the right to appeal claims audit findings and may pursue additional appeals if the initial appeal is found in favor of healthcare clients. For coordination-of-benefits contracts, insurance companies or other responsible parties may dispute our findings regarding our clients not being the primary payer of healthcare claims. Total estimated liability for appeals and disputes was $0.9 million as of March 31, 2023 and $1.1 million as of December 31, 2022. This represents our best estimate of the amount probable of being refunded to our healthcare clients.
As of March 31, 2023, we had capitalized costs to fulfill a contract of $0.2 million in prepaid expenses and other current assets. Amortization of such capitalized costs to fulfill was immaterial for the three months ended March 31, 2023.
Recent Accounting Pronouncements
See "New Accounting Pronouncements" in Note 1(f) of the Consolidated Financial Statements included in Part I - Item 1 of this report.

Results of Operations
Three Months Ended March 31, 2023 compared to the Three Months Ended March 31, 2022
The following table represents our historical operating results for the periods presented:

	Three Months Ended March 31,
	2023	2022	$ Change	% Change
	(in thousands)
Consolidated Statement of Operations Data:
Revenues	$25,729	$27,083	$(1,354)	(5)%
Operating expenses:
Salaries and benefits	22,449	20,439	2,010	10%
Other operating expenses	7,069	8,131	(1,062)	(13)%
Total operating expenses	29,518	28,570	948	3%
Income (loss) from operations	(3,789)	(1,487)	(2,302)	(155)%
Gain on sale of certain recovery contracts	3	—	3	100%
Interest expense	(414)	(155)	(259)	(167)%
Loss before provision for income taxes	(4,200)	(1,642)	(2,558)	156%
Provision for income taxes	21	31	10	32%
Net loss	$(4,221)	$(1,673)	$(2,548)	(152)%
Revenues
Total revenues were $25.7 million for the three months ended March 31, 2023, a decrease of approximately $1.4 million, or 5%, compared to total revenues of $27.1 million for the three months ended March 31, 2022.
Healthcare revenues were $22.9 million for the three months ended March 31, 2023, representing a decrease of $0.5 million, or 2%, compared to the three months ended March 31, 2022. Revenues from eligibility-based services during the three months ended March 31, 2023 were $12.5 million, or 12% lower than the three months ended March 31, 2022. Revenues from claims-based services during the three months ended March 31, 2023 were $10.4 million, or 14% higher than the three months ended March 31, 2022. The overall decrease in healthcare revenues was primarily attributable to a decrease in the volume of claims within our eligibility-based services during the quarter, partially offset by growth from our claims-based and eligibility-based services from our implemented statements of work as well as new program implementations.
Customer Care / Outsourced Services revenues were approximately $2.8 million, representing a decrease of $0.8 million, or 22%, compared to the three months ended March 31, 2022. The change was due to a decrease in demand for our outsourced services.
Salaries and Benefits
Salaries and benefits expense was $22.4 million for the three months ended March 31, 2023, an increase of $2.0 million, or 10%, compared to salaries and benefits expense of $20.4 million for the three months ended March 31, 2022. The increase in salaries and benefits expense was primarily driven by an increase in both salaries and headcount related to continued expansion in our healthcare business during the period.
Other Operating Expenses
Other operating expenses were $7.1 million for the three months ended March 31, 2023, compared to $8.1 million for the three months ended March 31, 2022. This decrease in other operating expenses was primarily due to a decrease of certain reimbursable costs due to a client, lower communication and postage expenses, and a decrease in lease expenses.

Loss from Operations
As a result of the factors described above, loss from operations was $3.8 million for the three months ended March 31, 2023, compared to loss from operations of $1.5 million for the three months ended March 31, 2022. This increase of $2.3 million in loss from operations during the three months ended March 31, 2023 was driven primarily by a decrease in total revenues, and an increase in total operating expenses due primarily to the increase in salaries and benefits during the period, partially offset by a decrease in other operating expenses.
Interest Expense
Interest expense was $0.4 million during the three months ended March 31, 2023, compared to $0.2 million for the three months ended March 31, 2022, representing an increase of approximately $0.2 million. This increase in interest expense is primarily due to a higher interest rate during the three months ended March 31, 2023.
Income Taxes
We recognized an income tax expense of $21 thousand for the three months ended March 31, 2023, compared to an income tax expense of $31 thousand for the three months ended March 31, 2022. Our effective income tax rate was (1)% and (2)% for the three months ended March 31, 2023 and 2022, respectively. Similar to the three months ended March 31, 2022, the primary driver of our effective income tax rate is the overall losses from operations for the three months ended March 31, 2023 for which no benefit is recognized due to recognition of a full valuation allowance.
Net Loss
As a result of the factors described above, net loss was $4.2 million for the three months ended March 31, 2023, which represented an increase in net loss of approximately $2.5 million, or 152%, compared to net loss of $1.7 million for the three months ended March 31, 2022.

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
Because of these limitations, you should consider adjusted EBITDA and adjusted net income alongside other financial performance measures, including net income and our other U.S. GAAP results. The following tables present a reconciliation of adjusted EBITDA and adjusted net income for each of the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Adjusted EBITDA:
Net income (loss)	$(4,221)	$(1,673)
Provision for income taxes	21	31
Interest expense (1)	414	155
Stock-based compensation	798	558
Depreciation and amortization	1,247	1,102
Severance expenses (3)	63	142
Other (4)	(1)	$4
Adjusted EBITDA	$(1,679)	$319

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Adjusted Net Income (Loss):
Net income (loss)	$(4,221)	$(1,673)
Stock-based compensation	798	558
Amortization of debt issuance costs (2)	35	24
Severance expenses (3)	63	142
Other (4)	(1)	$4
Tax adjustments (5)	(246)	(200)
Adjusted net income (loss)	$(3,572)	$(1,145)

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Adjusted Net Income (Loss) Per Diluted Share:
Net income (loss)	$(4,221)	$(1,673)
Plus: Adjustment items per reconciliation of adjusted net income (loss)	649	528
Adjusted net income (loss)	$(3,572)	$(1,145)
Adjusted net income (loss) per diluted share	$(0.05)	$(0.02)
Diluted average shares outstanding	75,505	69,873

(1)Represents interest expense and amortization of debt issuance costs related to our Credit Agreement.
(2)Represents amortization of debt issuance costs related to our Credit Agreement.
(3)Represents severance expenses incurred in connection with a reduction in force for our non-healthcare recovery services.
(4)Represents professional fees related to strategic corporate development activities and gain on sale of certain non-healthcare recovery contracts in prior years.
(5)Represents tax adjustments assuming a marginal tax rate of 27.5% at full profitability.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, and cash and cash equivalents on hand. Cash and cash equivalents, which includes restricted cash and consists primarily of cash on deposit with banks, totaled $12.4 million as of March 31, 2023 compared to $23.5 million as of December 31, 2022. The $11.1 million decrease in the balance of our cash and cash equivalents from December 31, 2022 to March 31, 2023, was primarily due to $8.0 million used in financing activities, $2.1 million used in operating activities, and $0.9 million used in investing activities. The $8.0 million in cash used in financing activities was primarily the result of $7.5 million in prepayment of outstanding principal in connection with an amendment to our Credit Agreement.
On December 17, 2021, we entered into the Credit Agreement with MUFG Union Bank, N.A. The Credit Agreement originally included a $20 million term loan commitment, which was fully advanced at closing, and a $15 million revolving loan commitment, which was undrawn as of March 31, 2023. On March 13, 2023, we entered into a First Amendment to the Credit Agreement to amend the Credit Agreement to, among other things, terminate the revolving loan commitment in full and to establish a new maturity date of December 31, 2024 for the term loan. In connection with the First Amendment to the Credit Agreement, we voluntarily prepaid $7.5 million of the outstanding principal of the term loan.
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
Cash flows from operating activities
Cash used in operating activities was $2.1 million for the three months ended March 31, 2023, primarily as a result of the net loss, a decrease in accrued salaries and benefits, offset by a decrease in contract assets during the period. Cash used in operating activities was $4.7 million for the three months ended March 31, 2022, primarily as a result of changes in accrued salaries and benefits and contract liabilities and other current liabilities during the period.
Cash flows from investing activities
Cash used in investing activities of $0.9 million for the three months ended March 31, 2023 primarily related to capital expenditures for information technology, data storage, hardware, telecommunication systems and security enhancements to our information technology systems. Cash used in investing activities for the three months ended March 31, 2022 was $0.7 million, which was used primarily for similar cash expenditure purposes as set forth above.
Cash flows from financing activities
Cash used in financing activities of $8.0 million for the three months ended March 31, 2023 was primarily attributable to repayments of notes payable during the period. Cash provided by financing activities for the three months ended March 31, 2022 was $5.4 million, primarily attributable to $5.6 million in proceeds from the exercise of warrants by ECMC, offset by $0.1 million in repayments of notes payable.
Restricted Cash
As of March 31, 2023, restricted cash included in current assets on our consolidated balance sheet was $0.1 million.

Notes Payable
On December 17, 2021, we entered into the Credit Agreement with MUFG Union Bank, N.A. The Credit Agreement originally included a $20 million term loan commitment, which was fully advanced at closing and a $15 million revolving loan commitment. Subject to certain customary exceptions, the obligations under the Credit Agreement are, or will be, guaranteed by each of our existing and future, direct or indirect, domestic subsidiaries that are guarantors under the Credit Agreement.
On March 13, 2023, we entered into a First Amendment to the Credit Agreement to amend the Credit Agreement to, among other things, terminate the revolving loan commitment in full and to establish a new maturity date of December 31, 2024 for the term loan. As a result of the First Amendment to the Credit Agreement, we do not have any further borrowing capacity under the Credit Agreement.
As of March 31, 2023, $11.8 million was outstanding under the Credit Agreement. The Company’s annual interest rate at March 31, 2023 was 8.5%. In connection with the First Amendment described above, we voluntarily prepaid $7.5 million of the outstanding principal of the term loan.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We do not hold or issue financial instruments for trading purposes. We conduct all of our business in U.S. currency and therefore do not have any material direct foreign currency risk. We do have exposure to changes in interest rates with respect to the borrowings under our senior secured credit facility, which bear interest at a variable rate based on SOFR. For example, if the interest rate on our borrowings increased 100 basis points (1%), our annual interest expense would increase by approximately $0.1 million.

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
Management, with the participation of our Chief Executive Officer and our Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, and concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2023.
As described in Item 9A of our Annual Report on the Form 10-K for the year ended December 31, 2022, management identified control deficiencies related to the design and operation of information technology general controls (“ITGCs”) around user access and change management for certain information technology (“IT”) systems which resulted in a material weakness. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness did not result in any material misstatement of our consolidated financial statements for the periods presented. Subsequent to the identification of the material weakness, we performed supplemental procedures and found no evidence of improper changes or changes with direct or consequential impact on internal controls over financial reporting.
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
Changes in Internal Control over Financial Reporting
Other than the information provided above, there were no changes in our internal control over financial reporting that occurred during the first quarter of 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are involved in various legal proceedings that arise from our normal business operations. These actions generally derived from student loan recovery services we provided historically, and generally assert claims for violations of the Fair Debt Collection Practices Act or similar federal and state consumer credit laws. While litigation is inherently unpredictable, we believe that none of these legal proceedings, individually or collectively, will have a material adverse effect on our financial condition or our results of operations.
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
We derive a substantial portion of our revenues from a limited number of our largest clients. Substantially all of our contracts (i) entitle our clients to unilaterally terminate their contractual relationship with us at any time without penalty and (ii) are subject to competitive procurement or renewal processes from time to time. Further, substantially all of our contracts allow our clients to unilaterally change the amount of work available to us. If one of our largest clients terminates any of our existing contracts, or chooses not to renew an existing contract in connection with a competitive procurement or renewal process, our revenues and results of operations may be materially harmed. Further, if one of our significant clients decides to limit the amount of claims that we are allowed to audit or if the terms of compensation for our services change or if there is a reduction in the level of placements provided by any of these clients, our revenues could decline, which would harm our business, financial condition and results of operations. Lastly, our revenues could be adversely affected if one of our significant clients is acquired by an entity that does not wish to continue to use our services.

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

Internal controls related to the operation of technology systems are critical to maintaining adequate internal control over financial reporting. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, during the fourth quarter of fiscal 2022, management identified a material weakness in the design and operation of internal control related to information technology general controls (ITGCs) in the areas of user access and program change-management over certain information technology (IT) systems that support our financial reporting processes. We have begun the process of designing and implementing measures to improve our internal controls over financial reporting and to remediate this material weakness. While there can be no assurance that our efforts will be successful, we plan to remediate this material weakness during fiscal 2023. Our ability to comply with the annual internal control report requirements will depend on the effectiveness of our financial reporting and data systems and controls across our company. We expect these systems and controls to involve significant expenditures and to may become more complex as our business grows. To effectively manage this complexity, we will need to continue to improve our operational, financial, and management controls, and our reporting systems and procedures. Our inability to successfully remediate our existing or any future material weaknesses or other deficiencies in our internal control over financial reporting or any failure to implement required new or improved controls, or difficulties encountered in the implementation or operation of these controls, could harm our operating results and cause us to fail to meet our financial reporting obligations or result in material misstatements in our financial statements, which could limit our liquidity and access to capital markets, adversely affect our business and investor confidence in our financial statements, and adversely impact our stock price.
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

Our legacy student loan recovery business is subject to extensive regulation and consumer protection laws and our failure to comply with these regulations and laws may subject us to liability and result in significant costs.
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
Prescott Group Management, L.L.C., First Light Asset Management, LLC, Parthenon Capital Partners, and Mill Road Capital Management LLC beneficially owned approximately 20.9%, 10.3%, 6.0% and 4.6% of our common stock, respectively, as of March 31, 2023. As a result of their ownership, these significant stockholders have the ability to influence the outcome of matters submitted to a vote of stockholders and, through our board of directors, the ability to influence decision making with respect to our business direction and policies. Mill Road Capital Management LLC currently has a representative sitting on our Board of Directors. These significant stockholders may have interests different from our other stockholders’ interests and may vote in a manner adverse to those interests. Matters over which these significant stockholders can, directly or indirectly, exercise influence include:
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

PERFORMANT FINANCIAL CORPORATION
Date:	May 10, 2023
		By:	/s/ Simeon M. Kohl
Simeon M. Kohl

Chief Executive Officer (Principal Executive Officer)

		By:	/s/Rohit Ramchandani
Rohit Ramchandani

Chief Financial Officer