Form 10-Q
period 2023-06-30
Performant Financial Corp
filed 2023-08-09
CIK 1550695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
The number of shares of Common Stock outstanding as of August 8, 2023 was 76,088,187.

PERFORMANT FINANCIAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2023
INDEX

i

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands)

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,982	$23,384
Restricted cash	81	81
Trade accounts receivable	12,790	15,794
Contract assets	6,947	11,460
Prepaid expenses and other current assets	2,982	3,665
Income tax receivable	3,176	3,123
Total current assets	40,958	57,507
Property, equipment, and leasehold improvements, net	10,688	10,897
Goodwill	47,372	47,372
Right-of-use assets	602	2,057
Other assets	975	1,000
Total assets	$100,595	$118,833
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of notes payable, net of unamortized debt issuance costs of $63 and $17, respectively	$1,437	$983
Accrued salaries and benefits	6,118	6,938
Accounts payable	1,195	1,262
Other current liabilities	1,920	2,252
Contract liabilities	112	438
Estimated liability for appeals and disputes	807	1,106
Lease liabilities	465	1,228
Total current liabilities	12,054	14,207
Notes payable, net of current portion and unamortized debt issuance costs of $421 and $316, respectively	9,579	18,184
Lease liabilities	148	1,076
Other liabilities	894	881
Total liabilities	22,675	34,348
Commitments and contingencies (note 3 and note 4)
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized, 500,000 shares at June 30, 2023 and December 31, 2022 respectively; issued and outstanding 76,088 and 75,505 shares at June 30, 2023 and December 31, 2022, respectively	7	7
Additional paid-in capital	143,890	142,261
Accumulated deficit	(65,977)	(57,783)
Total stockholders’ equity	77,920	84,485
Total liabilities and stockholders’ equity	$100,595	$118,833
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$25,485	$25,681	$51,214	$52,764
Operating expenses:
Salaries and benefits	21,710	20,903	44,159	41,342
Other operating expenses	7,376	8,081	14,445	16,212
Total operating expenses	29,086	28,984	58,604	57,554
Loss from operations	(3,601)	(3,303)	(7,390)	(4,790)
Gain on sale of certain recovery contracts	—	382	3	382
Interest expense	(351)	(216)	(765)	(371)
Loss before provision for income taxes	(3,952)	(3,137)	(8,152)	(4,779)
Provision for income taxes	21	32	42	63
Net loss	$(3,973)	$(3,169)	$(8,194)	$(4,842)
Net loss per share
Basic	$(0.05)	$(0.04)	$(0.11)	$(0.07)
Diluted	$(0.05)	$(0.04)	$(0.11)	$(0.07)
Weighted average shares
Basic	75,752	73,502	75,629	71,698
Diluted	75,752	73,502	75,629	71,698
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity
(In thousands)
(Unaudited)

	Three Months Ended June 30, 2023					Three Months Ended June 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount				Shares	Amount
Balances at beginning of period	75,505	$7	$143,059	$(62,004)	81,062	73,144	$7	$139,783	$(52,919)	$86,871
Common stock issued under stock plans, net of shares withheld for employee taxes	583	—	(57)	—	(57)	674	—	—	—	—
Stock-based compensation expense	—	—	888	—	888	—	—	723	—	723
Net loss	—	—	—	(3,973)	(3,973)	—	—	—	(3,169)	(3,169)
Balances at end of period	76,088	$7	$143,890	$(65,977)	$77,920	73,818	$7	$140,506	$(56,088)	$84,425

	Six Months Ended June 30, 2023					Six Months Ended June 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount				Shares	Amount
Balances at beginning of period	75,505	$7	$142,261	$(57,783)	$84,485	69,281	$7	$133,662	$(51,246)	$82,423
Common stock issued under stock plans, net of shares withheld for employee taxes	583	—	(57)	—	(57)	674	—	—	—	—
Stock-based compensation expense	—	—	1,686	—	1,686	—	—	1,281	—	1,281
Proceeds from exercise of stock options	—	—	—	—	—	3,863	—	5,563	—	5,563
Net loss	—	—	—	(8,194)	(8,194)	—	—	—	(4,842)	(4,842)
Balances at end of period	76,088	$7	$143,890	$(65,977)	$77,920	73,818	$7	$140,506	$(56,088)	$84,425
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(8,194)	$(4,842)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Loss on disposal of assets and impairment of long-lived assets	36	(15)
Depreciation and amortization	2,512	2,260
Right-of-use assets amortization	1,455	588
Stock-based compensation	1,686	1,281
Interest expense from debt issuance costs	122	48
Gain on sale of certain recovery contracts	(3)	(382)
Changes in operating assets and liabilities:
Trade accounts receivable	3,004	928
Contract assets	4,513	(1,084)
Prepaid expenses and other current assets	683	(257)
Income tax receivable	(53)	(89)
Other assets	25	(6)
Accrued salaries and benefits	(820)	(1,081)
Accounts payable	(67)	(161)
Contract liabilities and other current liabilities	(658)	(1,860)
Estimated liability for appeals, disputes, and refunds	(299)	(114)
Lease liabilities	(1,691)	(704)
Other liabilities	14	12
Net cash provided by (used in) operating activities	2,265	(5,478)
Cash flows from investing activities:
Purchase of property, equipment, and leasehold improvements	(2,339)	(1,589)
Proceeds from sale of certain recovery contracts	3	382
Net cash used in investing activities	(2,336)	(1,207)
Cash flows from financing activities:
Repayment of notes payable	(8,000)	(250)
Debt issuance costs paid	(274)	(2)
Taxes paid related to net share settlement of stock awards	(57)	—
Proceeds from exercise of warrants	—	5,563
Net cash (used in) provided by financing activities	(8,331)	5,311
Net decrease in cash, cash equivalents and restricted cash	(8,402)	(1,374)
Cash, cash equivalents and restricted cash at beginning of period	23,465	19,550
Cash, cash equivalents and restricted cash at end of period	$15,063	$18,176
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and cash equivalents	$14,982	$15,973
Restricted cash	81	2,203
Total cash, cash equivalents and restricted cash at end of period	$15,063	$18,176
Supplemental disclosures of cash flow information:
Cash paid for income taxes	$143	$238
Cash paid for interest	$721	$244

See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

1. Organization and Description of Business
(a) Basis of Presentation and Organization
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim unaudited consolidated financial statements furnished herein include all adjustments necessary (consisting only of normal recurring adjustments) for a fair presentation of our financial position at June 30, 2023, and December 31, 2022,the results of our operations for the three and six months ended June 30, 2023 and 2022, and cash flows for the six months ended June 30, 2023 and 2022. Interim financial statements are prepared on a basis consistent with our annual consolidated financial statements. The interim financial statements included herein should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2022.
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
The preparation of the consolidated financial statements, in conformity with U.S. GAAP, requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, primarily accounts receivable, contract assets, goodwill, right-of-use assets, estimated liability for appeals and disputes, lease liabilities, other liabilities, provision for income taxes, and disclosure of contingent liabilities at the date of the consolidated financial statements, and the reported amounts of revenues. Actual amounts may differ from amounts presently estimated.
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

The following table presents revenue disaggregated by category (in thousands) for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Eligibility-based	$14,131	$12,417	26,611	26,632
Claims-based	9,798	9,339	20,210	18,488
Healthcare Total	23,929	21,756	46,821	45,120
Recovery (1)	14	7	33	124
Customer Care / Outsourced Services	1,542	3,918	4,360	7,520
Total Revenues	$25,485	$25,681	$51,214	$52,764
(1)Represented defaulted student loans and tax receivables markets, which substantially concluded in 2021.
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in cash used in operating activities in the consolidated statements of cash flows. The Company determines the allowance for doubtful accounts by specific identification. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts was $0 as of June 30, 2023 and December 31, 2022.
Contract assets were $6.9 million and $11.5 million as of June 30, 2023 and December 31, 2022, respectively. Contract assets relate to the Company’s rights to consideration for services completed during the respective years, but not invoiced at the reporting date, and receipt of payment is conditional upon factors other than the passage of time.
Contract assets primarily consist of commissions the Company estimates it has earned from claims audit findings submitted to healthcare clients. Changes in contract assets result from invoiced amounts offset by additional consideration earned for services provided to healthcare clients during the period.
Contract assets are recorded to accounts receivable when the Company's right to payment becomes unconditional, which is generally when healthcare providers have paid our clients. There was no impairment loss related to contract assets for the six months ended June 30, 2023 and 2022.
The Company had contract liabilities of $0.1 million and $0.4 million as of June 30, 2023 and December 31, 2022, respectively.
Healthcare providers of our clients have the right to appeal claims audit findings and may pursue additional appeals if the initial appeal is found in favor of healthcare clients. For coordination-of-benefits (COB) contracts, insurance companies or other responsible parties may dispute the Company’s findings regarding our clients not being the primary payer of healthcare claims. Total estimated liability for appeals and disputes was $0.8 million as of June 30, 2023 and $1.1 million as of December 31, 2022. This represents the Company’s best estimate of the amount probable of being refunded to the Company’s healthcare clients.
(c) Prepaid Expenses and Other Current Assets
At June 30, 2023, prepaid expenses and other current assets were $3.0 million and included approximately $2.0 million related to prepaid software licenses and maintenance agreements, $0.6 million for prepaid insurance, and $0.4 million for various other prepaid expenses. At December 31, 2022, prepaid expenses and other current assets were $3.7 million and included approximately $1.5 million related to prepaid software licenses and maintenance agreements, $1.8 million for prepaid insurance, and $0.4 million for various other prepaid expenses.

(d) Impairment of Goodwill and Long-Lived Assets
The balance of goodwill was $47.4 million as of June 30, 2023 and $47.4 million as of December 31, 2022, which was net of accumulated impairment loss of $34.2 million. Goodwill is reviewed for impairment at least annually in December or as certain events or conditions arise during the year. The Company may first assess qualitative factors for indicators of impairment to determine whether it is necessary to perform the quantitative goodwill impairment test. In performing the quantitative assessment of goodwill, if the carrying value of the Company, as one reporting unit, exceeds its fair value, goodwill is considered impaired. The amount of impairment loss is measured as the difference between the carrying value and the fair value of the reporting unit.
Impairment testing is based upon the best information available and estimates of fair value which incorporate assumptions marketplace participants would use in making their estimates of fair value. Significant assumptions and estimates are required, including, but not limited to, our market capitalization, projecting future cash flows and other assumptions, to estimate the fair value of the reporting unit. Although the Company believes the assumptions and estimates made are reasonable and appropriate, different assumptions and estimates could materially impact the amount of impairment. Based on management’s analysis, there was no impairment to goodwill as of June 30, 2023 and December 31, 2022.
Long-lived assets and intangible assets that are subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There was no impairment as of June 30, 2023 and December 31, 2022.
(e) Other Current Liabilities
As of June 30, 2023, other current liabilities primarily included $1.4 million for services received for which we have not received an invoice, and $0.5 million for estimated workers' compensation claims incurred but not reported, third party fees, and accrued interest under our Credit Agreement (Note 3). As of December 31, 2022, other current liabilities primarily included $1.8 million for services received for which we have not received an invoice, and $0.5 million for accrued interest under our Credit Agreement, estimated workers' compensation claims incurred but not reported and third party fees and equipment financing payables.
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

2. Property, Equipment, and Leasehold Improvements
Property, equipment, and leasehold improvements consist of the following at June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Building and leasehold improvements	$3,703	$3,785
Furniture and equipment	3,090	3,094
Computer hardware and software	78,856	76,906
	85,649	83,785
Less accumulated depreciation and amortization	(74,961)	(72,888)
Property, equipment and leasehold improvements, net	$10,688	$10,897
Depreciation and amortization expense was $1.3 million and $1.2 million for the three months ended June 30, 2023 and 2022, respectively, and $2.5 million and $2.3 million for the six months ended June 30, 2023 and 2022, respectively.
3. Notes Payable
As of June 30, 2023 and December 31, 2022, $11.5 million and $19.5 million, respectively, was outstanding under the Company's credit agreement with MUFG Union Bank, N.A. (the "Credit Agreement"). The Company’s interest rate under the Credit Agreement at June 30, 2023 and December 31, 2022 was 9.1% and 7.5%, respectively.
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
Under the Credit Agreement, after giving effect to the First Amendment described above, the term loan generally may bear interest based on term SOFR (the secured overnight financing right) or an annual base rate, as applicable, plus an applicable margin based on the Company’s leverage ratio each quarter that may range between 2.50% per annum and 4.00% per annum, in the case of term SOFR loans and between 1.50% per annum and 3.00% per annum in the case of base rate loans. The SOFR rate was approximately 5.1% as of June 30, 2023. In addition, a commitment fee based on the unused availability if there are outstanding revolving loan commitments is also payable which may vary from 0.30% per annum to 0.50% per annum, also based on the Company’s leverage ratio, however, the revolving commitment was terminated in connection with the First Amendment described above.

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
Outstanding debt obligations were as follows (in thousands):

	June 30, 2023	December 31, 2022
Principal amount	$11,500	$19,500
Less unamortized discount and issuance costs	(484)	(333)
Notes payable, net of unamortized discount and issuance costs	11,016	19,167
Less current maturities, net of unamortized discount and issuance costs	(1,437)	(983)
Long-term notes payable, net of current maturities and unamortized discount and issuance costs	$9,579	$18,184
The following is a schedule, by years, of maturities of notes payable as of June 30, 2023 (in thousands):

Year Ending December 31,	Amount
Remainder of 2023	$500
2024	11,000
Total notes payable	$11,500
4. Leases
The Company has entered into various non-cancelable operating lease agreements for office facilities and equipment with lease periods expiring between 2023 and 2026. Certain of these arrangements have free rent periods and/or escalating rent payment provisions. As such, the Company recognizes rent expense under such arrangements on a straight-line basis. Some leases include options to renew. The Company does not assume renewals in its determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. The lease agreements do not contain any material residual value guarantees or material restrictive covenants. Leases with an initial term of twelve months or less are not recorded on the balance sheet.
Operating lease expense was $0.2 million and $0.5 million for the three months ended June 30, 2023 and 2022, respectively, and $0.5 million and $1.1 million for the six months ended June 30, 2023 and 2022, respectively.

Supplemental other information related to operating leases were as follows:

	June 30, 2023	December 31, 2022
Weighted Average Remaining Lease Term (in years)	1.2	2.2
Weighted Average Discount Rate	5.2%	6.2%
Supplemental cash flow information related to operating leases were as follows:

	June 30, 2023	June 30, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	$0.2 million	$0.6 million
The following is a schedule, by years, of maturities of lease liabilities as of June 30, 2023 (in thousands):

Year Ending December 31,	Amount
Remainder of 2023	$393
2024	157
2025	82
2026	3
Total undiscounted cash flows	$635
Less imputed interest	(22)
Present value of lease liabilities	$613
    5. Stock-Based Compensation
(a) Stock Options
Total stock-based compensation expense charged as salaries and benefits expense in the consolidated statements of operations was $0.9 million and $0.7 million for the three months ended June 30, 2023 and 2022 respectively, and $1.7 million and $1.3 million for the six months ended June 30, 2023 and 2022, respectively.
The following table sets forth a summary of the Company's stock option activity for the six months ended June 30, 2023:

	Outstanding Options	Weighted average exercise price per share	Weighted average remaining contractual life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	250,000	$10.31	0.90	$20
Granted	—	—		—
Forfeited	(111,000)	12.86		—
Exercised	—	—		—
Outstanding at June 30, 2023	139,000	$8.27	0.90	$10
Vested, exercisable, expected to vest(1) at June 30, 2023	139,000	$8.27	0.90	$10
Exercisable at June 30, 2023	139,000	$8.27	0.90	$10
 (1) Options expected to vest reflect an estimated forfeiture rate.
The Company recognizes share-based compensation costs as expense on a straight-line basis over the option vesting period, which generally is four years. As of June 30, 2023, all options have vested and there was no unrecognized compensation costs.

(b) Restricted Stock Units and Performance Stock Units
The following table summarizes restricted stock unit and performance stock unit activity for the six months ended June 30, 2023:

	Number of Awards	Weighted average grant date fair value per share
Outstanding at December 31, 2022	3,904,606	$2.85
Granted	608,622	2.59
Forfeited	(96,406)	3.40
Vested and converted to shares, net of units withheld for taxes	(583,079)	1.50
Units withheld for taxes	(25,210)	1.60
Outstanding at June 30, 2023	3,808,533	$3.01
Expected to vest at June 30, 2023	3,351,509	$3.01
Restricted stock units and performance stock units granted under the Performant Financial Corporation Amended and Restated 2012 Stock Incentive Plan generally vest over periods between one year and four years.
As of June 30, 2023, there was approximately $7.9 million of total unrecognized compensation cost related to unvested restricted stock units granted to employees. This unrecognized compensation cost is expected to be recognized over an estimated weighted-average amortization period of approximately 2.8 years.
6. Income Taxes
The Company's effective income tax rate was (1)% for the six months ended June 30, 2023 and (1)% for the six months ended June 30, 2022. The primary driver of the effective income tax rate is the overall losses from operations for the six months ended June 30, 2023, for which no benefit is recognized due to valuation allowance.
The Company files income tax returns with the U.S. federal government and various state jurisdictions. The Company operates in a number of state and local jurisdictions, most of which have never audited our records. Accordingly, the Company is subject to state and local income tax examinations based upon the various statutes of limitations in each jurisdiction. For tax years before 2018, the Company has been subject to examination and assessment to the extent of net operating losses carryback refunds requested. The Company had an ongoing federal examination by the Internal Revenue Service for the 2018 tax year. This federal examination concluded in July of 2023.
7. Net Income (Loss) per Share
For the three and six months ended June 30, 2023 and 2022, basic net income (loss) per share is calculated by dividing net income (loss) by the sum of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of common stock and dilutive common share equivalents outstanding during the period. Common share equivalents consist of stock options, restricted stock units, performance stock units, and warrants. When there is a loss in the period, dilutive common share equivalents are excluded from the calculation of diluted earnings per share, as their effect would be anti-dilutive. For example, for the six months ended June 30, 2023 and 2022, respectively, diluted weighted average shares outstanding are the same as basic average shares outstanding. When there is net income in the period, the Company excludes stock options, restricted stock units, performance stock units, and warrants from the calculation of diluted earnings per share when their combined exercise price and unamortized fair value exceeds the average market price of the Company's common stock because their effect would be anti-dilutive.

The following table reconciles the basic to diluted weighted average shares outstanding using the treasury stock method (shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Weighted average shares outstanding – basic	75,752	73,502	75,629	71,698
Dilutive effect of stock options	—	—	—	—
Weighted average shares outstanding – diluted	75,752	73,502	75,629	71,698
Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share, as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (shares in thousands):

	June 30, 2023	June 30, 2022
Options to purchase common stock	139	1,487
RSUs	3,809	2,328
Warrants outstanding	—	2,447
Total	3,948	6,262
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Eligibility-based	$14,131	$12,417	$26,611	$26,632
Claims-based	9,798	9,339	20,210	18,488
Healthcare Total	23,929	21,756	46,821	45,120
Recovery (1)	14	7	33	124
Customer Care / Outsourced Services	1,542	3,918	4,360	7,520
Total Revenues	$25,485	$25,681	$51,214	$52,764
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
For our healthcare business, our business strategy is focused on utilizing our technology-enabled services platform to provide claims-based, eligibility-based, and analytical services for healthcare payers. Revenues from our healthcare services were $46.8 million for the six months ended June 30, 2023 compared to revenues of $45.1 million from our healthcare services during for the six months ended June 30, 2022.
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
In November 2022, we were re-awarded the Medicare RAC contract for Region 2. This contract allows us to audit payments under Medicare’s Part A and Part B for all provider types other than DMEPOS and home health and hospice within a 14 state region in the Midwest and South. This contract was initially awarded to us through a procurement process in March 2022, and following a voluntary corrective action process that was initiated by CMS, the agency re-affirmed its initial contract award. This contract has an initial eight-and-a-half year term.
Our scope of services for healthcare has expanded as we continue to implement new programs for existing and new healthcare clients. We believe this growth trend should continue as our suite of payment integrity services and our customer relationships continue to mature. We currently anticipate that our healthcare revenues will drive the majority of our overall revenue growth.
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
Macroeconomic Factors
A variety of macroeconomic factors may influence our business and results of operations. These macroeconomic factors include fluctuations in Medicare expenditures or claims made to private healthcare providers resulting from changes in healthcare costs or the healthcare industry taken as a whole, as well as changes to fiscal budgets of federal, state and local governments as a result of general economic weakness and lower tax revenues.
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
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in cash used in operating activities in the consolidated statements of cash flows. The Company determines the allowance for doubtful accounts by specific identification. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts was $0 as of June 30, 2023 and December 31, 2022.
Contract assets totaled $6.9 million and $11.5 million as of June 30, 2023 and December 31, 2022, respectively. Contract assets relate to our right to consideration for services completed but not invoiced at the reporting date, and receipt of payment is conditional upon factors other than the passage of time. Contract assets primarily consist of commissions that we estimate we have earned from completed claims audit findings submitted to healthcare clients. The increase in contract assets resulted from additional consideration earned for services provided to our healthcare clients, offset by invoiced amounts.
Contract assets are recorded to accounts receivable when our right to payment becomes unconditional, which is generally when healthcare providers or payers have paid our clients. There was no impairment loss related to contract assets for the six months ended June 30, 2023 and 2022.
Contract liabilities totaled $0.1 million and $0.4 million as of June 30, 2023 and December 31, 2022, respectively.
Healthcare providers of our clients have the right to appeal claims audit findings and may pursue additional appeals if the initial appeal is found in favor of healthcare clients. For coordination-of-benefits contracts, insurance companies or other responsible parties may dispute our findings regarding our clients not being the primary payer of healthcare claims. Total estimated liability for appeals and disputes was $0.8 million as of June 30, 2023 and $1.1 million as of December 31, 2022. This represents our best estimate of the amount probable of being refunded to our healthcare clients.
Recent Accounting Pronouncements
See "New Accounting Pronouncements" in Note 1(f) of the Consolidated Financial Statements included in Part I - Item 1 of this report.

Results of Operations
Three Months Ended June 30, 2023 compared to the Three Months Ended June 30, 2022
The following table represents our historical operating results for the periods presented:

	Three Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands)
Consolidated Statement of Operations Data:
Revenues	$25,485	$25,681	$(196)	(1)%
Operating expenses:
Salaries and benefits	21,710	20,903	(807)	(4)%
Other operating expenses	7,376	8,081	705	9%
Total operating expenses	29,086	28,984	(102)	—%
Income (loss) from operations	(3,601)	(3,303)	(298)	(9)%
Gain on sale of certain recovery contracts	—	382	(382)	(100)%
Interest expense	(351)	(216)	(135)	(63)%
Loss before provision for income taxes	(3,952)	(3,137)	(815)	(26)%
Provision for income taxes	21	32	11	34%
Net loss	$(3,973)	$(3,169)	$(804)	(25)%
Revenues
Total revenues were $25.5 million for the three months ended June 30, 2023, a decrease of approximately $0.2 million, or 1%, compared to total revenues of $25.7 million for the three months ended June 30, 2022.
Healthcare revenues were $23.9 million for the three months ended June 30, 2023, representing an increase of $2.2 million, or 10%, compared to the three months ended June 30, 2022. Revenues from eligibility-based services during the three months ended June 30, 2023 were $14.1 million, or 14% higher than the three months ended June 30, 2022. Revenues from claims-based services during the three months ended June 30, 2023 were $9.8 million, or 5% higher than the three months ended June 30, 2022. The increase in healthcare revenues was primarily driven by our implemented statements of work for our customers as well as new program implementations.
Customer Care / Outsourced Services revenues were approximately $1.5 million, representing a decrease of $2.4 million, or 61%, compared to the three months ended June 30, 2022. The change was due to a decrease in demand for our outsourced services.
Salaries and Benefits
Salaries and benefits expense was $21.7 million for the three months ended June 30, 2023, an increase of $0.8 million, or 4%, compared to salaries and benefits expense of $20.9 million for the three months ended June 30, 2022. The increase in salaries and benefits expense was primarily driven by our continued hiring of additional employees to service the increased demand for our healthcare services, partially offset by a reduction in headcount for our customer care / outsourced services.
Other Operating Expenses
Other operating expenses were $7.4 million for the three months ended June 30, 2023, compared to $8.1 million for the three months ended June 30, 2022. This decrease in other operating expenses was primarily due to a decrease in lease expenses.

Loss from Operations
As a result of the factors described above, loss from operations was $3.6 million for the three months ended June 30, 2023, compared to loss from operations of $3.3 million for the three months ended June 30, 2022.
Interest Expense
Interest expense was $0.4 million during the three months ended June 30, 2023, compared to $0.2 million for the three months ended June 30, 2022, representing an increase of approximately $0.2 million. This increase in interest expense is primarily due to a higher interest rate during the three months ended June 30, 2023.
Income Taxes
We recognized an income tax expense of $21 thousand for the three months ended June 30, 2023, compared to an income tax expense of $32 thousand for the three months ended June 30, 2022. Our effective income tax rate was (1)% and (1)% for the three months ended June 30, 2023 and 2022, respectively. Similar to the three months ended June 30, 2022, the primary driver of our effective income tax rate is the overall losses from operations for the three months ended June 30, 2023 for which no benefit is recognized due to recognition of a full valuation allowance.
Net Loss
As a result of the factors described above, net loss was $4.0 million for the three months ended June 30, 2023, which represented an increase in net loss of approximately $0.8 million, or 25%, compared to net loss of $3.2 million for the three months ended June 30, 2022.

Six months ended June 30, 2023 compared to the Six months ended June 30, 2022
The following table represents our historical operating results for the periods presented:

	Six Months Ended June 30,
	2023	2022	$ Change	% Change
	(in thousands)
Consolidated Statement of Operations Data:
Revenues	$51,214	$52,764	$(1,550)	(3)%
Operating expenses:
Salaries and benefits	44,159	41,342	(2,817)	(7)%
Other operating expenses	14,445	16,212	1,767	11%
Total operating expenses	58,604	57,554	(1,050)	(2)%
Loss from operations	(7,390)	(4,790)	(2,600)	(54)%
Gain on sale of certain recovery contracts	3	382	(379)	(99)%
Interest expense	(765)	(371)	(394)	(106)%
Loss before provision for income taxes	(8,152)	(4,779)	(3,373)	(71)%
Provision for income taxes	42	63	21	33%
Net loss	$(8,194)	$(4,842)	$(3,352)	(69)%
Revenues
Total revenues were $51.2 million for the six months ended June 30, 2023, a decrease of approximately 3%, compared to total revenues of $52.8 million for the six months ended June 30, 2022.

Healthcare revenues were $46.8 million for the six months ended June 30, 2023, representing an increase of $1.7 million, or 4%, compared to the six months ended June 30, 2022. This increase in healthcare revenues was primarily attributable to the continued growth from our existing customer contracts related to claims-based services. Revenues from claims-based services during the six months ended June 30, 2023 were $1.7 million higher than revenues for the six months ended June 30, 2022. Revenues from eligibility-based services during the six months ended June 30, 2023 were $20 thousand lower than revenues for the six months ended June 30, 2022.
Recovery revenues were $33 thousand for the six months ended June 30, 2023, compared to $124 thousand during the six months ended June 30, 2022.
Customer Care / Outsourced Services revenues were approximately $4.4 million for the six months ended June 30, 2023 compared to $7.5 million for the six months ended June 30, 2022. The change was due to decreased demand for our outsourced services.
Salaries and Benefits
Salaries and benefits expense was $44.2 million for the six months ended June 30, 2023, an increase of $2.8 million, or 7%, compared to salaries and benefits expense of $41.3 million for the six months ended June 30, 2022. The increase in salaries and benefits expense was primarily driven by continued hiring of additional employees to service the increased demand for our healthcare services, partially offset by a reduction in headcount for our customer care / outsourced services.
Other Operating Expenses
Other operating expenses were $14.4 million for the six months ended June 30, 2023, compared to other operating expenses of $16.2 million for the six months ended June 30, 2022. The decrease in other operating expenses was primarily due to lower communication and postage expenses and a decrease in lease expenses.
Loss from Operations
As a result of the factors described above, loss from operations was $7.4 million for the six months ended June 30, 2023, compared to loss from operations of $4.8 million for the six months ended June 30, 2022. This increase of $2.6 million in loss from operations was driven by a decrease in total revenues and an increase in total operating expenses.
Interest Expense
Interest expense was $0.8 million for the six months ended June 30, 2023, compared to $0.4 million for the six months ended June 30, 2022, representing an increase of $0.4 million. This increase in interest expense is due primarily to a higher interest rate during the six months ended June 30, 2023.
Income Taxes
We recognized an income tax expense of $42 thousand for the six months ended June 30, 2023, compared to an income tax expense of $63 thousand for the six months ended June 30, 2022. Our effective income tax rate was (1)% for the six months ended June 30, 2023, and (1)% for the six months ended June 30, 2022. The primary driver of our effective tax rate is the overall losses from operations for the six months ended June 30, 2023 for which no benefit is recognized due to recognition of a full valuation allowance.
Net Loss
As a result of the factors described above, net loss was $8.2 million for the six months ended June 30, 2023, which represented an increase in net loss of approximately $3.4 million, or 69%, compared to net loss of $4.8 million for the six months ended June 30, 2022.

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
Because of these limitations, you should consider adjusted EBITDA and adjusted net income alongside other financial performance measures, including net income and our other U.S. GAAP results. The following tables present a reconciliation of adjusted EBITDA and adjusted net income for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Adjusted EBITDA:
Net income (loss)	$(3,973)	$(3,169)	$(8,194)	$(4,842)
Provision for income taxes	21	32	42	63
Interest expense (1)	351	216	765	371
Stock-based compensation	888	723	1,686	1,281
Depreciation and amortization	1,265	1,158	2,512	2,260
Severance expenses (3)	119	37	182	179
Other (4)	30	(380)	29	(376)
Adjusted EBITDA	$(1,299)	$(1,383)	$(2,978)	$(1,064)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Adjusted Net Income (Loss):
Net income (loss)	$(3,973)	$(3,169)	$(8,194)	$(4,842)
Stock-based compensation	888	723	1,686	1,281
Amortization of debt issuance costs (2)	87	24	122	48
Severance expenses (3)	119	37	182	179
Other (4)	30	(380)	29	(376)
Tax adjustments (5)	(309)	(111)	(555)	(311)
Adjusted net income (loss)	$(3,158)	$(2,876)	$(6,730)	$(4,021)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2021	2022
	(in thousands)		(in thousands)
Adjusted Net Income (Loss) Per Diluted Share:
Net income (loss)	$(3,973)	$(3,169)	$(8,194)	$(4,842)
Plus: Adjustment items per reconciliation of adjusted net income (loss)	815	293	1,464	821
Adjusted net income (loss)	$(3,158)	$(2,876)	$(6,730)	$(4,021)
Adjusted net income (loss) per diluted share	$(0.04)	$(0.04)	$(0.09)	$(0.06)
Diluted average shares outstanding	75,752	73,502	75,629	71,698

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

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, and cash and cash equivalents on hand. Cash and cash equivalents, which includes restricted cash and consists primarily of cash on deposit with banks, totaled $15.1 million as of June 30, 2023 compared to $23.5 million as of December 31, 2022. The $8.4 million decrease in the balance of our cash and cash equivalents from December 31, 2022 to June 30, 2023, was primarily due to $8.3 million used in financing activities and $2.3.million used in investing activities, offset by $2.3 million provided by operating activities. The $8.3 million in cash used in financing activities was primarily the result of $7.5 million in prepayment of outstanding principal in connection with an amendment to our Credit Agreement.
On December 17, 2021, we entered into the Credit Agreement with MUFG Union Bank, N.A. The Credit Agreement originally included a $20 million term loan commitment, which was fully advanced at closing, and a $15 million revolving loan commitment. On March 13, 2023, we entered into a First Amendment to the Credit Agreement to amend the Credit Agreement to, among other things, terminate the revolving loan commitment in full and to establish a new maturity date of December 31, 2024 for the term loan. As a result of the First Amendment to the Credit Agreement, the Company does not have any further borrowing capacity under the Credit Agreement. In connection with the First Amendment to the Credit Agreement, we voluntarily prepaid $7.5 million of the outstanding principal of the term loan.
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
Cash flows from operating activities
Cash provided by operating activities was $2.3 million for the six months ended June 30, 2023, primarily as a result of a decrease in accounts receivable and contract assets during the period, offset by a decrease in accrued salaries and benefits and contract liabilities and other current liabilities. Cash used in operating activities was $5.5 million for the six months ended June 30, 2022, primarily as a result of changes in contract assets, accrued salaries and benefits, and contract liabilities and other current liabilities during the period.
Cash flows from investing activities
Cash used in investing activities of $2.3 million for the six months ended June 30, 2023 primarily related to capital expenditures for information technology, data storage, hardware, telecommunication systems and security enhancements to our information technology systems. Cash used in investing activities for the six months ended June 30, 2022 was $1.2 million, which was used primarily for similar cash expenditure purposes as set forth above.
Cash flows from financing activities
Cash used in financing activities of $8.3 million for the six months ended June 30, 2023 was primarily attributable to repayments of notes payable during the period. Cash provided by financing activities for the six months ended June 30, 2022 was $5.3 million, primarily attributable to $5.6 million in proceeds from the exercise of warrants by ECMC, offset by $0.3 million in repayments of notes payable.

Restricted Cash
As of June 30, 2023, restricted cash included in current assets on our consolidated balance sheet was $0.1 million.
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
As of June 30, 2023, $11.5 million was outstanding under the Credit Agreement. The Company’s annual interest rate at June 30, 2023 was 9.1%. In connection with the First Amendment described above, we voluntarily prepaid $7.5 million of the outstanding principal of the term loan.
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
Management, with the participation of our Chief Executive Officer and our Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, and concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of June 30, 2023.
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

Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the second quarter of 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Public health pandemics such as the novel coronavirus (COVID-19) pandemic have adversely affected and could adversely affect our business, results of operations and financial condition.
Our business and the businesses of our customers are exposed to risks associated with public health pandemics, such as the COVID-19 pandemic that has caused, and may continue to cause, the global slowdown in economic activity. The ultimate impact of any such epidemic or pandemic on our operations and financial performance depends on many factors that are not within our control, including, but not limited to: governmental and business actions that have been and continue to be taken in response to the pandemic; the impact of the pandemic and actions taken in response on global and regional economies and economic activity; the availability of federal, state or local funding programs; general economic uncertainty and financial market volatility; global economic conditions and levels of economic growth; and the pace of economic recovery when any such pandemic subsides.
As a result of the economic hardships caused by the COVID-19 pandemic, certain of our customers have chosen and may continue to choose to delay the services that we provide, and additional customers may choose to similarly delay the audit and recovery services that we provide, either of which could have a material negative impact on our revenues and results of operations. In addition, the COVID-19 pandemic has also had a negative impact on overall hospital utilization rates in the United States. This negative impact on overall hospital utilization rates has caused delays with the healthcare industry as a whole, which in turn has had a negative impact on our healthcare business. Any additional disruptions to the services that we provide to our customers as a result of the COVID-19 pandemic, or as the result of any future pandemics, could result in a negative impact on our revenues and results of operations.

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
Prescott Group Management, L.L.C., First Light Asset Management, LLC, Parthenon Capital Partners, and Mill Road Capital Management LLC beneficially owned approximately 20.8%, 10.8%, 5.7% and 4.6% of our common stock, respectively, as of June 30, 2023. As a result of their ownership, these significant stockholders have the ability to influence the outcome of matters submitted to a vote of stockholders and, through our board of directors, the ability to influence decision making with respect to our business direction and policies. Mill Road Capital Management LLC currently has a representative sitting on our Board of Directors. These significant stockholders may have interests different from our other stockholders’ interests and may vote in a manner adverse to those interests. Matters over which these significant stockholders can, directly or indirectly, exercise influence include:
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
    None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
    None.
ITEM 4. MINE SAFETY DISCLOSURES
    Not Applicable.
ITEM 5. OTHER INFORMATION
(c) During the three months ended June 30, 2023, the following officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934) of our Company adopted a prearranged trading plan relating to our common stock and intended to satisfy the affirmative defense of Rule 10b5–1(c) under the Securities Exchange Act of 1934:
•Simeon Kohl, our Chief Executive Officer, adopted a trading plan on June 7, 2023, with an effective date of September 7, 2023, providing for the sale of up to an aggregate of 163,110 shares of our common stock until September 7, 2025.
•Rohit Ramchandani, our Chief Financial Officer, adopted a trading plan on June 7, 2023, with an effective date of September 7, 2023, providing for the sale of up to an aggregate of 65,781 shares of our common stock until September 7, 2025.
•Ian Johnston, our Vice President and Chief Accounting Officer, adopted a trading plan on June 7, 2023, with an effective date of September 7, 2023, providing for the sale of up to an aggregate of 63,684 shares of our common stock until September 7, 2025.
During the three months ended June 30, 2023, no director or officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934) of our Company adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities, whether or not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), other than as set forth above.

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

PERFORMANT FINANCIAL CORPORATION
Date:	August 9, 2023
		By:	/s/ Simeon M. Kohl
Simeon M. Kohl

Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Rohit Ramchandani
Rohit Ramchandani

Chief Financial Officer