Form 10-Q
period 2023-09-30
Performant Financial Corp
filed 2023-11-09
CIK 1550695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
900 South Pine Island Road, Suite 150
Plantation, FL 33324
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
The number of shares of Common Stock outstanding as of November 8, 2023 was 76,874,970.

PERFORMANT FINANCIAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2023
INDEX

i

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except par value amounts)

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,308	$23,384
Restricted cash	81	81
Trade accounts receivable	14,129	15,794
Contract assets	6,850	11,460
Prepaid expenses and other current assets	3,104	3,665
Income tax receivable	516	3,123
Total current assets	41,988	57,507
Property, equipment, and leasehold improvements, net	9,790	10,897
Goodwill	47,372	47,372
Right-of-use assets	646	2,057
Other assets	914	1,000
Total assets	$100,710	$118,833
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of notes payable, net of unamortized debt issuance costs of $78 and $17, respectively	$1,672	$983
Accrued salaries and benefits	5,643	6,938
Accounts payable	872	1,262
Other current liabilities	2,147	2,252
Contract liabilities	500	438
Estimated liability for appeals and disputes	906	1,106
Lease liabilities	333	1,228
Total current liabilities	12,073	14,207
Notes payable, net of current portion and unamortized debt issuance costs of $423 and $316, respectively	9,077	18,184
Lease liabilities	326	1,076
Other liabilities	903	881
Total liabilities	22,379	34,348
Commitments and contingencies (note 3 and note 4)
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized, 500,000 shares at September 30, 2023 and December 31, 2022 respectively; issued and outstanding 76,875 and 75,505 shares at September 30, 2023 and December 31, 2022, respectively	8	7
Additional paid-in capital	144,880	142,261
Accumulated deficit	(66,557)	(57,783)
Total stockholders’ equity	78,331	84,485
Total liabilities and stockholders’ equity	$100,710	$118,833
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$29,962	$27,178	$81,176	$79,942
Operating expenses:
Salaries and benefits	22,980	21,759	67,139	63,101
Other operating expenses	7,632	7,733	22,077	23,945
Total operating expenses	30,612	29,492	89,216	87,046
Loss from operations	(650)	(2,314)	(8,040)	(7,104)
Gain on sale of certain recovery contracts	—	—	3	382
Gain on sale of land and buildings	—	1,120	—	1,120
Interest expense	(423)	(277)	(1,188)	(648)
Interest income	86	—	86	—
Loss before provision for income taxes	(987)	(1,471)	(9,139)	(6,250)
Provision for (benefit from) income taxes	(407)	(11)	(365)	52
Net loss	$(580)	$(1,460)	$(8,774)	$(6,302)
Net loss per share
Basic	$(0.01)	$(0.02)	$(0.12)	$(0.09)
Diluted	$(0.01)	$(0.02)	$(0.12)	$(0.09)
Weighted average shares
Basic	76,454	74,021	75,907	72,480
Diluted	76,454	74,021	75,907	72,480
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2023					Three Months Ended September 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount				Shares	Amount
Balances at beginning of period	76,088	$7	$143,890	$(65,977)	$77,920	73,818	$7	$140,506	$(56,088)	$84,425
Common stock issued under stock plans, net of shares withheld for employee taxes	787	1	(139)	—	(138)	394	—	—	—	—
Stock-based compensation expense	—	—	1,129	—	1,129	—	—	931	—	931
Net loss	—	—	—	(580)	(580)	—	—	—	(1,460)	(1,460)
Balances at end of period	76,875	$8	$144,880	$(66,557)	$78,331	74,212	$7	$141,437	$(57,548)	$83,896

	Nine Months Ended September 30, 2023					Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount				Shares	Amount
Balances at beginning of period	75,505	$7	$142,261	$(57,783)	$84,485	69,281	$7	$133,662	$(51,246)	$82,423
Common stock issued under stock plans, net of shares withheld for employee taxes	1,370	1	(196)	—	(195)	1,068	—	—	—	—
Stock-based compensation expense	—	—	2,815	—	2,815	—	—	2,212	—	2,212
Proceeds from exercise of stock options	—	—	—	—	—	3,863	—	5,563	—	5,563
Net loss	—	—	—	(8,774)	(8,774)	—	—	—	(6,302)	(6,302)
Balances at end of period	76,875	$8	$144,880	$(66,557)	$78,331	74,212	$7	$141,437	$(57,548)	$83,896
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(8,774)	$(6,302)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on disposal of assets and impairment of long-lived assets	258	40
Depreciation and amortization	3,805	3,355
Right-of-use assets amortization	1,411	841
Stock-based compensation	2,815	2,212
Interest expense from debt issuance costs	256	71
Gain on sale of certain recovery contracts	(3)	(382)
Gain on sale of land and buildings	—	(1,120)
Changes in operating assets and liabilities:
Trade accounts receivable	1,665	4,958
Contract assets	4,610	(1,622)
Prepaid expenses and other current assets	561	682
Income tax receivable	2,607	(52)
Other assets	86	(7)
Accrued salaries and benefits	(1,295)	(1,944)
Accounts payable	(390)	(339)
Contract liabilities and other current liabilities	(43)	(1,515)
Estimated liability for appeals, disputes, and refunds	(200)	(42)
Lease liabilities	(1,645)	(997)
Other liabilities	23	(19)
Net cash provided by (used in) operating activities	5,747	(2,182)
Cash flows from investing activities:
Purchase of property, equipment, and leasehold improvements	(2,956)	(2,198)
Proceeds from sale of certain recovery contracts	3	382
Proceeds from sales of property, equipment, and leasehold improvements	—	4,934
Net cash (used in) provided by investing activities	(2,953)	3,118
Cash flows from financing activities:
Repayment of notes payable	(8,250)	(375)
Debt issuance costs paid	(424)	(2)
Taxes paid related to net share settlement of stock awards	(196)	—
Proceeds from exercise of warrants	—	5,563
Net cash (used in) provided by financing activities	(8,870)	5,186
Net (decrease) increase in cash, cash equivalents and restricted cash	(6,076)	6,122
Cash, cash equivalents and restricted cash at beginning of period	23,465	19,550
Cash, cash equivalents and restricted cash at end of period	$17,389	$25,672
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and cash equivalents	$17,308	$25,591
Restricted cash	81	81
Total cash, cash equivalents and restricted cash at end of period	$17,389	$25,672
Supplemental disclosures of cash flow information:
Cash (received) paid for income taxes	$(2,904)	$267
Cash paid for interest	$1,084	$449

See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

1. Organization and Description of Business
(a) Basis of Presentation and Organization
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim unaudited consolidated financial statements furnished herein include all adjustments necessary (consisting only of normal recurring adjustments) for a fair presentation of our financial position at September 30, 2023, and December 31, 2022, the results of our operations for the three and nine months ended September 30, 2023 and 2022, and cash flows for the nine months ended September 30, 2023 and 2022. Interim financial statements are prepared on a basis consistent with our annual consolidated financial statements. The interim financial statements included herein should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2022.
Performant Financial Corporation (the "Company", "we", or "our") is a leading provider of technology-enabled audit, recovery and analytics services in the United States with a focus in the healthcare payment integrity services industry. The Company works with healthcare payers through claims auditing and eligibility-based (also known as coordination-of-benefits or COB) services to identify improper payments. The Company engages clients in both government and commercial markets. Clients of the Company typically operate in complex and highly regulated environments and contract for their payment integrity needs in order to reduce losses on improper healthcare payments. The Company also has a call center which serves clients with multifaceted consumer engagement needs. The Company historically worked in recovery markets such as defaulted student loans, tax receivables, and commercial recovery.
The Company’s consolidated financial statements include the operations of Performant Financial Corporation (Performant), its wholly-owned subsidiary Performant Business Services, Inc. (PBS), and PBS's wholly-owned subsidiaries Performant Recovery, Inc. (PRI), dba Performant Healthcare Solutions, and Performant Technologies, LLC (PTL). Performant is a Delaware corporation headquartered in California and was formed in 2003. PBS is a Nevada corporation founded in 1997. PRI is a California corporation founded in 1976. PTL is a California limited liability company that was formed in 2004. All intercompany balances and transactions have been eliminated in consolidation.
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
(b) Revenues, Accounts Receivable, Contract Assets, Contract Liabilities, Estimated Liability for Appeals and Disputes
The Company generally derives its revenues primarily from providing audit, recovery, and analytics services. Revenues are recognized upon completion of these services for its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.
The Company determines revenue recognition through the following steps:
•Identification of the contract with a customer.
•Identification of the performance obligations in the contract.
•Determination of the transaction price.
•Allocation of the transaction price to the performance obligations in the contract.
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
The Company estimates variable consideration only if it can reasonably measure the progress toward complete satisfaction of the performance obligation using an output method based on reliable information, and recognizes such revenue over the performance period only if it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. Any change made to the measure of progress toward complete satisfaction of our performance obligation is recorded as a change in estimate. The Company exercises judgment to estimate the amount of constraint on variable consideration based on the facts and circumstances of the relevant contract operations and availability and reliability of data. The Company reviews the constraint on variable consideration quarterly. While the Company believes the estimates made are reasonable and appropriate, different assumptions and estimates could materially impact the amount of variable consideration recognized.
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
For healthcare claims audit contracts, the Company may recognize revenue upon delivering its findings from claims audits, when sufficient reliable information is available for estimating the variable consideration earned based on an output metric that reasonably measures the Company's satisfaction of its performance obligation.
For eligibility-based or COB contracts, the Company recognizes revenue when insurance companies or other responsible parties have remitted payments to its clients.
For customer care / outsourced services clients, the Company recognizes revenues based on the volume of processed transactions or the quantity of labor hours provided.

The following table presents revenue disaggregated by category (in thousands) for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Eligibility-based	$18,165	$13,142	$44,776	$39,773
Claims-based	10,325	10,377	30,535	28,866
Healthcare Total	28,490	23,519	75,311	68,639
Recovery	—	41	33	166
Customer Care / Outsourced Services	1,472	3,618	5,832	11,137
Total Revenues	$29,962	$27,178	$81,176	$79,942
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in cash used in operating activities in the consolidated statements of cash flows. The Company determines the allowance for doubtful accounts by specific identification. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts was $0 as of September 30, 2023 and December 31, 2022.
Contract assets were $6.9 million and $11.5 million as of September 30, 2023 and December 31, 2022, respectively. Contract assets relate to the Company’s rights to consideration for services completed but not invoiced at the reporting date, and receipt of payment is conditional upon factors other than the passage of time.
Contract assets primarily consist of commissions the Company estimates it has earned from claims audit findings submitted to healthcare clients. Changes in contract assets result from additional consideration earned for services provided, offset by amounts invoiced during the period.
Contract assets are recorded to accounts receivable when the Company's right to payment becomes unconditional, which is generally when healthcare providers have paid our clients. There was no impairment loss related to contract assets for the three and nine months ended September 30, 2023 and 2022.
Contract liabilities totaled $0.5 million and $0.4 million as of September 30, 2023 and December 31, 2022, respectively.
Healthcare providers of our clients have the right to appeal claims audit findings and may pursue additional appeals if the initial appeal is found in favor of healthcare clients. For COB contracts, insurance companies or other responsible parties may dispute the Company’s findings regarding our clients not being the primary payer of healthcare claims. Total estimated liability for appeals and disputes was $0.9 million as of September 30, 2023 and $1.1 million as of December 31, 2022. This represents the Company’s best estimate of the amount probable of being refunded to the Company’s healthcare clients.
(c) Prepaid Expenses and Other Current Assets
At September 30, 2023, prepaid expenses and other current assets were $3.1 million and included approximately $2.3 million related to prepaid software licenses and maintenance agreements, $0.1 million for prepaid insurance, and $0.7 million for various other prepaid expenses. At December 31, 2022, prepaid expenses and other current assets were $3.7 million and included approximately $1.5 million related to prepaid software licenses and maintenance agreements, $1.8 million for prepaid insurance, and $0.4 million for various other prepaid expenses.

(d) Impairment of Goodwill and Long-Lived Assets
The balance of goodwill was $47.4 million as of September 30, 2023 and $47.4 million as of December 31, 2022, which was net of accumulated impairment loss of $34.2 million. Goodwill is reviewed for impairment at least annually in December or as certain events or conditions arise during the year. The Company may first assess qualitative factors for indicators of impairment to determine whether it is necessary to perform the quantitative goodwill impairment test. Based on management’s assessment, there were no indicators of impairment and therefore there was no goodwill impairment during the three and nine months ended September 30, 2023.
If a quantitative assessment of goodwill is required, goodwill is considered impaired when the carrying value of the Company, as one reporting unit, exceeds its fair value. The amount of impairment loss is measured as the difference between the carrying value and the fair value of the reporting unit. Impairment testing is based upon the best information available and estimates of fair value which incorporate assumptions marketplace participants would use in making their estimates of fair value. Significant assumptions and estimates are required, including, but not limited to, our market capitalization, projecting future cash flows and other assumptions, to estimate the fair value of the reporting unit.
Long-lived assets and intangible assets that are subject to amortization are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There was no impairment during the three and nine months ended September 30, 2023.
(e) Other Current Liabilities
As of September 30, 2023, other current liabilities primarily included $1.7 million for services received for which we have not received an invoice, and $0.4 million for estimated workers' compensation claims incurred but not reported, third party fees, and accrued interest under our MUFG Credit Agreement (as defined below in Note 3). As of December 31, 2022, other current liabilities primarily included $1.8 million for services received for which we have not received an invoice, and $0.5 million for accrued interest under our MUFG Credit Agreement, estimated workers' compensation claims incurred but not reported and third party fees and equipment financing payables.
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

2. Property, Equipment, and Leasehold Improvements
Property, equipment, and leasehold improvements consist of the following at September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Building and leasehold improvements	$3,703	$3,785
Furniture and equipment	3,091	3,094
Computer hardware and software	77,604	76,906
	84,398	83,785
Less accumulated depreciation and amortization	(74,608)	(72,888)
Property, equipment and leasehold improvements, net	$9,790	$10,897
Depreciation and amortization expense was $1.3 million and $1.1 million for the three months ended September 30, 2023 and 2022, respectively, and $3.8 million and $3.4 million for the nine months ended September 30, 2023 and 2022, respectively.
3. Notes Payable
On October 27, 2023, the Company entered into a new credit agreement (the "New Credit Agreement" as defined below in Note 8).
As of September 30, 2023 and December 31, 2022, $11.3 million and $19.5 million, respectively, was outstanding under the Company's credit agreement with MUFG Union Bank, N.A. (as amended the "MUFG Credit Agreement"). The Company’s interest rate under the MUFG Credit Agreement at September 30, 2023 and December 31, 2022 was 11.5% and 7.5%, respectively.
On December 17, 2021, the Company entered into a credit agreement with MUFG Union Bank, N.A. The MUFG Credit Agreement includes a $20 million term loan commitment, which was fully advanced at closing and a $15 million revolving loan commitment. Subject to certain customary exceptions, the obligations under the MUFG Credit Agreement are, or will be, guaranteed by each of the Company’s existing and future, direct or indirect, domestic subsidiaries. The obligations of the Company under the MUFG Credit Agreement are secured by liens on substantially all of the assets of the Company and each of its domestic subsidiaries that are guarantors under the MUFG Credit Agreement.
On March 13, 2023, the Company entered into a First Amendment to the MUFG Credit Agreement (the “First Amendment”) to amend the MUFG Credit Agreement to, among other things, terminate the revolving loan commitment in full and to establish a new maturity date of December 31, 2024 for the term loan. As a result of the First Amendment to the MUFG Credit Agreement, the Company does not have any further borrowing capacity under the MUFG Credit Agreement. In connection with the First Amendment, the Company voluntarily prepaid $7.5 million of the outstanding principal of the term loan.
Pursuant to the MUFG Credit Agreement, after giving effect to the First Amendment described above, the Company is required to repay the aggregate outstanding principal amount of the term loan under the MUFG Credit Agreement in quarterly installments commencing March 31, 2022 in an amount that would result in amortization of (a) 2.5% of the original term loan principal in the first full year following commencement of amortization, (b) 5.0% of the original term loan principal in the second full year following commencement of amortization, and (c) 10.0% of the original term loan principal in the third full year following commencement of amortization. In addition, the Company must make mandatory prepayments of the term loan principal under the MUFG Credit Agreement with the net cash proceeds received in connection with certain specified events, including certain asset sales, casualty and condemnation events (subject to customary reinvestment rights). Any remaining outstanding principal balance of the term loan under the MUFG Credit Agreement is repayable on the maturity date. Amounts repaid or prepaid by the Company with respect to the term loan under the MUFG Credit Agreement cannot be reborrowed.
Under the MUFG Credit Agreement, after giving effect to the First Amendment described above, the term loan generally may bear interest based on term SOFR (the secured overnight financing right) or a prime rate, as applicable, plus an applicable margin based on the Company’s leverage ratio each quarter that may range between 2.50% per annum and 4.00% per annum, in the case of term SOFR loans and between 1.50% per annum and 3.00% per annum in the case of base rate loans. The prime rate was approximately 8.5% as of September 30, 2023. In addition, a commitment fee based on the unused availability if there are outstanding revolving loan commitments is also payable which may vary from 0.30% per annum to 0.50% per annum, also based on the Company’s leverage ratio, however, the revolving commitment was terminated in connection with the First Amendment described above.
The MUFG Credit Agreement contains certain customary representations, warranties, and affirmative and negative covenants of the Company and its subsidiaries that restrict the Company’s and its subsidiaries’ ability to take certain actions, including, incurrence of indebtedness, creation of liens, making certain investments, mergers or consolidations, dispositions of assets, assignments, sales or transfers of equity in subsidiaries, repurchase or redemption of capital stock, entering into certain transactions with affiliates, or changing the nature of the Company’s business. The MUFG Credit Agreement, after giving effect to the First Amendment described above, also contains financial covenants, which require the Company to maintain, as of the last day of each fiscal quarter commencing (a) as of September 30, 2023, a total leverage ratio of not greater than (i) 10.00 to 1.00, (b) as of December 31, 2023 and as of the last day of each fiscal quarter thereafter, (i) a total leverage ratio of not greater than 2.50 to 1.00, and (ii) a fixed charge coverage ratio of not less than 1.20 to 1.00 and (c) prior to the earlier December 31, 2023 and the date that the Company’s leverage ratio is not greater than 2.50 to 1.00 and its fixed charge coverage ratio is not less than 1.20 to 1.00, a minimum amount of unrestricted cash subject to a perfected security interest in favor of MUFG Union Bank, N.A. more specifically set forth in the MUFG Credit Agreement. The obligations under the MUFG Credit Agreement may be accelerated or the commitments terminated upon the occurrence of events of default under the MUFG Credit Agreement, which include payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, cross defaults to other material indebtedness, defaults arising in connection with changes in control, and other customary events of default.
Other than the terms relating to the First Amendment as set forth above, the terms of the original MUFG Credit Agreement remained in full force and effect as of September 30, 2023.
As a result of the New Credit Agreement, the terms of the MUFG Credit Agreement are no longer in effect as of October 27, 2023. Refer to Subsequent Events in Note 8 for details.
Outstanding debt obligations were as follows (in thousands):

	September 30, 2023	December 31, 2022
Principal amount	$11,250	$19,500
Less unamortized discount and issuance costs	(501)	(333)
Notes payable, net of unamortized discount and issuance costs	10,749	19,167
Less current maturities, net of unamortized discount and issuance costs	(1,672)	(983)
Long-term notes payable, net of current maturities and unamortized discount and issuance costs	$9,077	$18,184
The following is a schedule, by years, of maturities of notes payable as of September 30, 2023 (in thousands):

Year Ending December 31,	Amount
Remainder of 2023	$250
2024	11,000
Total notes payable	$11,250
4. Leases
The Company has entered into various non-cancelable operating lease agreements for office facilities and equipment with lease periods expiring between 2023 and 2028. Certain of these arrangements have free rent periods and/or escalating rent payment provisions. As such, the Company recognizes rent expense under such arrangements on a straight-line basis. Some leases include options to renew. The Company does not assume renewals in its determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. The lease agreements do not contain any material residual value guarantees or material restrictive covenants. Leases with an initial term of twelve months or less are not recorded on the balance sheet.
Operating lease expense was $0.2 million and $0.5 million for the three months ended September 30, 2023 and 2022, respectively, and $0.7 million and $1.6 million for the nine months ended September 30, 2023 and 2022, respectively.

Supplemental other information related to operating leases were as follows:

	September 30, 2023	December 31, 2022
Weighted Average Remaining Lease Term (in years)	2.7	2.2
Weighted Average Discount Rate	5.3%	6.2%
Supplemental cash flow information related to operating leases were as follows:

	September 30, 2023	September 30, 2022
Cash paid for amounts included in the measurement of operating lease liabilities	$0.2 million	$0.5 million
The following is a schedule, by years, of maturities of lease liabilities as of September 30, 2023 (in thousands):

Year Ending December 31,	Amount
Remainder of 2023	$189
2024	$212
2025	$139
2026	$61
2027	$60
2028	$52
Total undiscounted cash flows	$713
Less imputed interest	$(54)
Present value of lease liabilities	$659
5. Stock-Based Compensation
(a) Stock Options
Total stock-based compensation expense charged as salaries and benefits expense in the consolidated statements of operations was $1.1 million and $0.9 million for the three months ended September 30, 2023 and 2022 respectively, and $2.8 million and $2.2 million for the nine months ended September 30, 2023 and 2022, respectively.
The following table sets forth a summary of the Company's stock option activity for the nine months ended September 30, 2023:

	Outstanding Options	Weighted average exercise price per share	Weighted average remaining contractual life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	250,000	$10.31	0.90	$20
Granted	—	—		—
Forfeited	(178,000)	12.16		—
Exercised	—	—		—
Outstanding at September 30, 2023	72,000	$5.74	2.80	$5
Vested, exercisable, expected to vest(1) at September 30, 2023	72,000	$5.74	2.80	$5
Exercisable at September 30, 2023	72,000	$5.74	2.80	$5
 (1) Options expected to vest reflect an estimated forfeiture rate.
The Company recognizes share-based compensation costs as expense on a straight-line basis over the option vesting period, which generally is four years. As of September 30, 2023, all options have vested and there was no unrecognized compensation costs.

(b) Restricted Stock Units and Performance Stock Units
The following table summarizes restricted stock unit and performance stock unit activity for the nine months ended September 30, 2023:

	Number of Awards	Weighted average grant date fair value per share
Outstanding at December 31, 2022	3,904,606	$2.85
Granted	2,235,207	2.49
Forfeited	(136,806)	3.37
Vested and converted to shares, net of units withheld for taxes	(1,369,862)	2.46
Units withheld for taxes	(82,991)	2.26
Outstanding at September 30, 2023	4,550,154	$2.78
Expected to vest at September 30, 2023	4,004,172	$2.78
Restricted stock units and performance stock units granted under the Performant Financial Corporation Amended and Restated 2012 Stock Incentive Plan generally vest over periods between one year and four years.
As of September 30, 2023, there was approximately $10.5 million of total unrecognized compensation cost related to unvested restricted stock units granted to employees. This unrecognized compensation cost is expected to be recognized over an estimated weighted-average amortization period of approximately three years.
6. Income Taxes
The Company's effective income tax rate was 4% for the nine months ended September 30, 2023 and (1)% for the nine months ended September 30, 2022. The primary driver of the effective income tax rate as of September 30, 2023 is the benefits realized related to the recognition of previously unrecognized tax benefits as a result of an audit closing, receipt of interest on tax refunds during the quarter, and overall losses from operations for the nine months ended September 30, 2023, for which no benefit is recognized due to valuation allowance. The primary driver of the effective income tax rate as of September 30, 2022 was the overall losses from operations for the nine months ended September 30, 2022, for which no benefit is recognized due to valuation allowance.
The Company files income tax returns with the U.S. federal government and various state jurisdictions. The Company operates in a number of state and local jurisdictions, most of which have never audited our records. Accordingly, the Company is subject to state and local income tax examinations based upon the various statutes of limitations in each jurisdiction. For tax years before 2018, the Company has been subject to examination and assessment to the extent of net operating losses carryback refunds requested. The federal examination by the Internal Revenue Service for the 2018 tax year concluded in July of 2023. As of September 30, 2023, the Company no longer has any ongoing audits.
7. Net Income (Loss) per Share
For the three and nine months ended September 30, 2023 and 2022, basic net income (loss) per share is calculated by dividing net income (loss) by the sum of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average number of shares of common stock and dilutive common share equivalents outstanding during the period. Common share equivalents consist of stock options, restricted stock units, performance stock units, and warrants. When there is a loss in the period, dilutive common share equivalents are excluded from the calculation of diluted earnings per share, as their effect would be anti-dilutive. For example, for the nine months ended September 30, 2023 and 2022, respectively, diluted weighted average shares outstanding are the same as basic average shares outstanding. When there is net income in the period, the Company excludes stock options, restricted stock units, performance stock units, and warrants from the calculation of diluted earnings per share when their combined exercise price and unamortized fair value exceeds the average market price of the Company's common stock because their effect would be anti-dilutive.

The following table reconciles the basic to diluted weighted average shares outstanding using the treasury stock method (shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Weighted average shares outstanding – basic	76,454	74,021	75,907	72,480
Dilutive effect of stock options	—	—	—	—
Weighted average shares outstanding – diluted	76,454	74,021	75,907	72,480
Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share, as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (shares in thousands):

	September 30, 2023	September 30, 2022
Options to purchase common stock	72	250
RSUs	4,550	4,024
Warrants outstanding	—	2,447
Total	4,622	6,721
8. Subsequent Events
The Company has evaluated subsequent events through the date these consolidated financial statements are filed with the Securities and Exchange Commission and identified the following event, which did not require adjustments to the consolidated financial statements.
On October 27, 2023 (the “Closing Date”), the Company entered into a new credit agreement with Wells Fargo Bank, National Association (the “New Credit Agreement”). The New Credit Agreement includes a $25 million revolving loan commitment, subject to borrowing base limitations based on a percentage of applicable eligible receivables and contract assets, of which $5.0 million was advanced on the Closing Date. A portion of the revolving loan commitment of up to $2.5 million is available for the issuance of letters of credit. Subject to certain customary exceptions, the Company’s existing and future, direct or indirect, domestic subsidiaries will be jointly and severally obligated as borrowers or guarantors for the obligations under the New Credit Agreement. The obligations of the Company under the New Credit Agreement are secured by liens on substantially all of the assets of the Company and each of its existing subsidiaries (and subject to customary exceptions, will be secured by the assets of future subsidiaries).
The New Credit Agreement matures on October 27, 2026. A portion of the proceeds from the initial borrowing under the New Credit Agreement were used by the Company, together with cash on hand, to refinance its MUFG Credit Agreement (Note 3), and to pay fees and expenses in connection with the New Credit Agreement.
The Company may, at its option, prepay borrowings under the New Credit Agreement, in whole or in part, at any time and from time to time without premium or penalty (except in certain circumstances). Borrowings under the New Credit Agreement are also subject to mandatory prepayment in the event that outstanding borrowings and letter of credit usage exceed the lesser of the aggregate revolving loan commitments and the borrowing base then in effect.
The Company may also increase commitments under the New Credit Agreement in an aggregate principal amount of up to $10 million by obtaining additional commitments from lenders, subject to obtaining commitments from any participating lenders and certain other conditions. Under the New Credit Agreement, loans generally may bear interest based on term SOFR (the secured overnight financing right) or an annual base rate, as applicable, plus, in each case, an applicable margin based on the Company’s average borrowing availability each quarter under the New Credit Agreement that may range between 2.50% per annum and 3.00% per annum, in the case of term SOFR loans and between 1.50% per annum and 2.00% per annum in the case of base rate loans. In addition, a commitment fee of 0.50% per annum based on unused availability of the credit facility is also payable.
The New Credit Agreement contains certain customary representations, warranties, and affirmative and negative covenants of the Company and its subsidiaries that restrict the Company’s and its subsidiaries’ ability to take certain actions, including, incurrence of indebtedness, creation of liens, making certain investments, mergers or consolidations, dispositions of assets, assignments, sales or transfers of equity in subsidiaries, repurchase or redemption of capital stock, entering into certain transactions with affiliates, or changing the nature of the Company’s business. The New Credit Agreement also contains financial covenants, which require the Company to maintain a minimum amount of liquidity and a consolidated fixed charge coverage ratio of not less than 1.25 to 1.00, provided that the fixed charge coverage ratio is only applicable when borrowing availability falls below a certain threshold. The obligations under the New Credit Agreement may be accelerated or the commitments terminated upon the occurrence of events of default under the New Credit Agreement, which include payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, cross defaults to other material indebtedness, defaults arising in connection with changes in control, and other customary events of default.
On the Closing Date, the Company terminated the MUFG Credit Agreement. As a result, all outstanding obligations of the Company under the MUFG Credit Agreement have been paid.

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
Our revenue model is generally success-based as we earn fees based on the aggregate amount of funds that we enable our clients to recover from our services. Our services do not require significant upfront investments by our clients and we offer our clients the opportunity to recover significant funds that may otherwise be lost. Because our model is based upon the success of our efforts, our business objectives are aligned with those of our clients and we are generally not reliant on their spending budgets.

Sources of Revenues
We derive a substantial portion of our revenues from services provided to our clients in the healthcare market. We also derive revenues from our outsourced call center services.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Eligibility-based	$18,165	$13,142	$44,776	$39,773
Claims-based	10,325	10,377	30,535	28,866
Healthcare Total	28,490	23,519	75,311	68,639
Recovery	—	41	33	166
Customer Care / Outsourced Services	1,472	3,618	5,832	11,137
Total Revenues	$29,962	$27,178	$81,176	$79,942
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
For our healthcare business, our business strategy is focused on utilizing our technology-enabled services platform to provide claims-based, eligibility-based, and analytical services for healthcare payers. Revenues from our healthcare services were $75.3 million for the nine months ended September 30, 2023 compared to revenues of $68.6 million from our healthcare services during for the nine months ended September 30, 2022.
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

In November 2022, we were re-awarded the Medicare RAC contract for Region 2. This contract allows us to audit payments under Medicare’s Part A and Part B for all provider types other than DMEPOS and home health and hospice within a 14 state region in the Midwest and South. This contract was initially awarded to us through a procurement process in March 2022, and following a voluntary corrective action process that was initiated by CMS, the agency re-affirmed its initial contract award, which commenced in August 2023. This contract has an initial eight-and-a-half-year term.
The scope of services that we provide to our healthcare clients continues to expand as we continue to implement new programs for existing and new healthcare clients. We believe this growth trend should continue as our suite of payment integrity services and our customer relationships continue to mature. We currently anticipate that our healthcare revenues will drive the majority of our overall revenue growth.
Recovery Revenues
During 2021, we sold certain of our non-healthcare recovery contracts and decided not to renew or restart existing contracts in the recovery market, nor pursue new non-healthcare recovery contracts. Accordingly, revenues from recovery markets such as defaulted student loans and tax receivables were de minimis.
Customer Care / Outsourced Services Revenues
We derive revenues from our first party call center and other outsourced services. Our revenues for these services include contingency fees, fees based on dedicated headcount and tasks completed on behalf of our clients.
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
Claims Recovery Volume
The number of claims that we are allowed or permitted to audit on behalf of our healthcare clients within our claims-based services has a direct impact on our revenues. Most of our contracts in our claims-based services permit our clients to unilaterally change the amount of claims that we are able to audit on the client’s behalf at any given time. Further, the type and scale of claims which are deemed permissible for us to audit by certain of our healthcare clients may change from time-to-time. Non-permissible claims may result from client product lines which are determined by our clients to be out of scope of our audit services, claims related to excluded providers or excluded provider groups, changes in policy, or other factors such as geographies disrupted by natural disasters or a global pandemic like the COVID-19 pandemic. For example, the COVID-19 pandemic had a negative impact on overall hospital utilization rates in the United States. This negative impact on overall hospital utilization rates has caused delays with the healthcare industry as a whole, which in turn has had a negative impact on our healthcare business.
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
We determine revenue recognition through the following steps:
•Identification of the contract with a customer.
•Identification of the performance obligations in the contract.
•Determination of the transaction price.
•Allocation of the transaction price to the performance obligations in the contract.
•Recognition of revenue when, or as, the performance obligations are satisfied.
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
We estimate variable consideration only if we can reasonably measure our progress toward complete satisfaction of the performance obligation using an output method based on reliable information, and recognize such revenue over the performance period only if it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. Any change made to the measure of progress toward complete satisfaction of our performance obligation is recorded as a change in estimate. We exercise judgment to estimate the amount of constraint on variable consideration based on the facts and circumstances of the relevant contract operations and availability and reliability of data. We review the constraint on variable consideration quarterly. While we believe the estimates made are reasonable and appropriate, different assumptions and estimates could materially impact the amount of variable consideration.
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
For healthcare claims audit contracts, we may recognize revenue upon delivering our findings from claims audits, when sufficient reliable information is available for estimating the variable consideration earned based on an output metric that reasonably measures the Company's satisfaction of its performance obligation.
For eligibility-based or COB contracts, we recognize revenue when insurance companies or other responsible parties have remitted payments to our clients.
For customer care / outsourced services clients, we recognize revenue based on the volume of processed transactions or the quantity of labor hours provided.
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in cash used in operating activities in the consolidated statements of cash flows. The Company determines the allowance for doubtful accounts by specific identification. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for doubtful accounts was $0 as of September 30, 2023 and December 31, 2022.
Contract assets totaled $6.9 million and $11.5 million as of September 30, 2023 and December 31, 2022, respectively. Contract assets relate to our right to consideration for services completed but not invoiced at the reporting date, and receipt of payment is conditional upon factors other than the passage of time.
Contract assets primarily consist of commissions that we estimate we have earned from claims audit findings submitted to healthcare clients. Changes in contract assets result from additional consideration earned for services provided, offset by amounts invoiced during the period.
Contract assets are recorded to accounts receivable when our right to payment becomes unconditional, which is generally when healthcare providers or payers have paid our clients. There was no impairment loss related to contract assets for the three and nine months ended September 30, 2023 and 2022.
Contract liabilities totaled $0.5 million and $0.4 million as of September 30, 2023 and December 31, 2022, respectively.

Healthcare providers of our clients have the right to appeal claims audit findings and may pursue additional appeals if the initial appeal is found in favor of healthcare clients. For COB contracts, insurance companies or other responsible parties may dispute our findings regarding our clients not being the primary payer of healthcare claims. Total estimated liability for appeals and disputes was $0.9 million as of September 30, 2023 and $1.1 million as of December 31, 2022. This represents our best estimate of the amount probable of being refunded to our healthcare clients.
Recent Accounting Pronouncements
See "New Accounting Pronouncements" in Note 1(f) of the Consolidated Financial Statements included in Part I - Item 1 of this report.
Results of Operations
Three Months Ended September 30, 2023 compared to the Three Months Ended September 30, 2022
The following table represents our historical operating results for the periods presented:

	Three Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands)
Consolidated Statement of Operations Data:
Revenues	$29,962	$27,178	$2,784	10%
Operating expenses:
Salaries and benefits	22,980	21,759	(1,221)	(6)%
Other operating expenses	7,632	7,733	101	1%
Total operating expenses	30,612	29,492	(1,120)	4%
Loss from operations	(650)	(2,314)	1,664	72%
Gain on sale of land and buildings	—	1,120	(1,120)	100%
Interest expense	(423)	(277)	(146)	(53)%
Interest income	86	—	86	—%
Loss before provision for income taxes	(987)	(1,471)	484	33%
(Benefit from) Provision for income taxes	(407)	(11)	396	(3,600)%
Net loss	$(580)	$(1,460)	$880	60%
Revenues
Total revenues were $30.0 million for the three months ended September 30, 2023, an increase of approximately $2.8 million, or 10%, compared to total revenues of $27.2 million for the three months ended September 30, 2022.
Healthcare revenues were $28.5 million for the three months ended September 30, 2023, representing an increase of $5.0 million, or 21%, compared to the three months ended September 30, 2022. Revenues from eligibility-based services during the three months ended September 30, 2023 were $18.2 million, or 38% higher than the three months ended September 30, 2022. Revenues from claims-based services during the three months ended September 30, 2023 were $10.3 million, or 1% lower than the three months ended September 30, 2022. The increase in healthcare revenues was primarily driven by statements of work implemented for our commercial customers.
Customer Care / Outsourced Services revenues were approximately $1.5 million, representing a decrease of $2.1 million, or 59%, compared to the three months ended September 30, 2022. The change was due to a decrease in demand for our outsourced services.
Salaries and Benefits
Salaries and benefits expense was $23.0 million for the three months ended September 30, 2023, an increase of $1.2 million, or 6%, compared to salaries and benefits expense of $21.8 million for the three months ended September 30, 2022. The increase in salaries and benefits expense was in support of the continued growth of our healthcare services.

Other Operating Expenses
Other operating expenses were $7.6 million for the three months ended September 30, 2023, compared to $7.7 million for the three months ended September 30, 2022. This slight decrease in other operating expenses was primarily due to a decrease in lease expenses.
Gain on Sale of Land and Buildings
Gain from the sale of land and buildings was $1.1 million for the three months ended September 30, 2022. We sold two office buildings and the related land that were previously utilized by employees working on recovery contracts.
Loss from Operations
As a result of the factors described above, loss from operations was $0.7 million for the three months ended September 30, 2023, compared to loss from operations of $2.3 million for the three months ended September 30, 2022.
Interest Expense
Interest expense was $0.4 million during the three months ended September 30, 2023, compared to $0.3 million for the three months ended September 30, 2022, representing a decrease of approximately $0.1 million. This decrease in interest expense is primarily due to a lower principal balance offset by a higher interest rate during the three months ended September 30, 2023.
Income Taxes
We recognized an income tax expense of $407 thousand for the three months ended September 30, 2023, compared to an income tax expense of $11 thousand for the three months ended September 30, 2022. Our effective income tax rate was 41% and 1% for the three months ended September 30, 2023 and 2022, respectively. The primary driver of the effective income tax rate for the three months ended September 30, 2023 is the benefits realized related to the recognition of previously unrecognized tax benefits as a result of an audit closing, receipt of interest on tax refunds during the quarter, and overall losses from operations for the same period for which no benefit is recognized due to valuation allowance. The primary driver of the effective income tax rate for the three months ended September 30, 2022 was the overall losses from operations for the three months ended September 30, 2022 for which no benefit is recognized due to recognition of a full valuation allowance.
Net Loss
As a result of the factors described above, net loss was $0.6 million for the three months ended September 30, 2023, which represented a decrease in net loss of approximately $0.9 million, or 60%, compared to net loss of $1.5 million for the three months ended September 30, 2022.

Nine months ended September 30, 2023 compared to the Nine months ended September 30, 2022
The following table represents our historical operating results for the periods presented:

	Nine Months Ended September 30,
	2023	2022	$ Change	% Change
	(in thousands)
Consolidated Statement of Operations Data:
Revenues	$81,176	$79,942	$1,234	2%
Operating expenses:
Salaries and benefits	67,139	63,101	(4,038)	(6)%
Other operating expenses	22,077	23,945	1,868	8%
Total operating expenses	89,216	87,046	(2,170)	(2)%
Loss from operations	(8,040)	(7,104)	(936)	(13)%
Gain on sale of certain recovery contracts	3	382	(379)	(99)%
Gain on sale of land and buildings	—	1,120	(1,120)	(100)%
Interest expense	(1,188)	(648)	(540)	(83)%
Interest income	86	—	86	—%
Loss before provision for income taxes	(9,139)	(6,250)	(2,889)	(46)%
(Benefit from) Provision for income taxes	(365)	52	417	802%
Net loss	$(8,774)	$(6,302)	$(2,472)	(39)%
Revenues
Total revenues were $81.2 million for the nine months ended September 30, 2023, an increase of approximately 2%, compared to total revenues of $79.9 million for the nine months ended September 30, 2022.
Healthcare revenues were $75.3 million for the nine months ended September 30, 2023, representing an increase of $6.7 million, or 10%, compared to the nine months ended September 30, 2022. This increase in healthcare revenues was primarily driven by statements of work implemented for our commercial customers. Revenues from claims-based services during the nine months ended September 30, 2023 were $1.7 million higher than revenues for the nine months ended September 30, 2022. Revenues from eligibility-based services during the nine months ended September 30, 2023 were $5.0 million higher than revenues for the nine months ended September 30, 2022.
Recovery revenues were $33 thousand for the nine months ended September 30, 2023, compared to $166 thousand during the nine months ended September 30, 2022.
Customer Care / Outsourced Services revenues were approximately $5.8 million for the nine months ended September 30, 2023 compared to $11.1 million for the nine months ended September 30, 2022. The change was due to decreased demand for our outsourced services.
Salaries and Benefits
Salaries and benefits expense was $67.1 million for the nine months ended September 30, 2023, an increase of $4.0 million, or 6%, compared to salaries and benefits expense of $63.1 million for the nine months ended September 30, 2022. The increase in salaries and benefits expense was primarily driven by a change in the composition of our employee base to support the growth in our healthcare services, partially offset by a reduction in headcount for our customer care / outsourced services.

Other Operating Expenses
Other operating expenses were $22.1 million for the nine months ended September 30, 2023, compared to other operating expenses of $23.9 million for the nine months ended September 30, 2022. The decrease in other operating expenses was primarily due to lower lease expenses and a decrease in communication and postage expenses.
Gain on Sale of Land and Buildings
Gain from the sale of land and buildings was $1.1 million for the nine months ended September 30, 2022. We sold two office buildings and the related land that were previously utilized by employees working on recovery contracts.
Loss from Operations
As a result of the factors described above, loss from operations was $8.0 million for the nine months ended September 30, 2023, compared to loss from operations of $7.1 million for the nine months ended September 30, 2022.
Interest Expense
Interest expense was $1.2 million for the nine months ended September 30, 2023, compared to $0.6 million for the nine months ended September 30, 2022, representing an increase of $0.5 million. This increase in interest expense is primarily due to a higher interest rate offset by a lower principal balance during the nine months ended September 30, 2023.
Income Taxes
We recognized an income tax benefit of $365 thousand for the nine months ended September 30, 2023, compared to an income tax expense of $52 thousand for the nine months ended September 30, 2022. Our effective income tax rate was 4% for the nine months ended September 30, 2023, and (1)% for the nine months ended September 30, 2022. The primary driver of the effective income tax rate for the nine months ended September 30, 2023 is the benefits realized related to the recognition of previously unrecognized tax benefits as a result of an audit closing, receipt of interest on tax refunds during the quarter, and overall losses from operations for the same period for which no benefit is recognized due to valuation allowance. The primary driver of the effective tax rate for the nine months ended September 30, 2022 was the overall losses from operations for the nine months ended September 30, 2022 for which no benefit is recognized due to recognition of a full valuation allowance for the same period.
Net Loss
As a result of the factors described above, net loss was $8.8 million for the nine months ended September 30, 2023, which represented an increase in net loss of approximately $2.5 million, or 39%, compared to net loss of $6.3 million for the nine months ended September 30, 2022.

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
Because of these limitations, you should consider adjusted EBITDA and adjusted net income alongside other financial performance measures, including net income and our other U.S. GAAP results. The following tables present a reconciliation of adjusted EBITDA and adjusted net income for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Adjusted EBITDA:
Net income (loss)	$(580)	$(1,460)	$(8,774)	$(6,302)
Provision for (benefit from) income taxes	(407)	(11)	(365)	52
Interest expense (1)	423	277	1,188	648
Interest income	(86)	—	(86)	—
Stock-based compensation	1,129	931	2,815	2,212
Depreciation and amortization	1,293	1,095	3,805	3,355
Severance expenses (3)	64	10	246	189
Other (4)	5	3	34	(373)
Gain on sale of land and buildings (6)	$—	$(1,120)	$—	$(1,120)
Adjusted EBITDA	$1,841	$(275)	$(1,137)	$(1,339)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in thousands)		(in thousands)
Adjusted Net Income (Loss):
Net income (loss)	$(580)	$(1,460)	$(8,774)	$(6,302)
Stock-based compensation	1,129	931	2,815	2,212
Amortization of debt issuance costs (2)	134	23	256	71
Severance expenses (3)	64	10	246	189
Other (4)	5	3	34	(373)
Gain on sale of land and buildings (6)	—	—	—	(1,120)
Tax adjustments (5)	(366)	(42)	(921)	(269)
Adjusted net income (loss)	$386	$(1,655)	$(6,344)	$(5,592)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2021	2022
	(in thousands)		(in thousands)
Adjusted Net Income (Loss) Per Diluted Share:
Net income (loss)	$(580)	$(1,460)	$(8,774)	$(6,302)
Plus: Adjustment items per reconciliation of adjusted net income (loss)	966	(195)	2,430	710
Adjusted net income (loss)	$386	$(1,655)	$(6,344)	$(5,592)
Adjusted net income (loss) per diluted share	$0.01	$(0.02)	$(0.08)	$(0.08)
Diluted average shares outstanding (7)	76,830	74,021	75,907	72,480

(1)Represents interest expense and amortization of debt issuance costs related to our MUFG Credit Agreement.
(2)Represents amortization of debt issuance costs related to our MUFG Credit Agreement.
(3)Represents severance expenses incurred in connection with a reduction in force for our non-healthcare recovery services.
(4)Represents professional fees related to strategic corporate development activities and gain on sale of certain non-healthcare recovery contracts in prior years.
(5)Represents tax adjustments assuming a marginal tax rate of 27.5% at full profitability.
(6)Represents gain on the sale of land and two office buildings in September of 2022.
(7)While net loss for the three months ended September 30, 2023 is ($580), the computation of adjusted net income (loss) results in adjusted net income of $386. Therefore, the calculation of the adjusted earnings per diluted share for the three months ended September 30, 2023 includes dilutive common share equivalents of 376 added to the basic weighted average shares of 76,454.
Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, and cash and cash equivalents on hand. Cash and cash equivalents, which includes restricted cash and consists primarily of cash on deposit with banks, totaled $17.4 million as of September 30, 2023 compared to $23.5 million as of December 31, 2022. The $6.1 million decrease in the balance of our cash and cash equivalents from December 31, 2022 to September 30, 2023, was primarily due to $8.9 million used in financing activities and $3.0.million used in investing activities, offset by $5.7 million provided by operating activities. The $8.9 million in cash used in financing activities was primarily the result of $7.5 million in prepayment of outstanding principal in connection with an amendment to our MUFG Credit Agreement in March of 2023.
On October 27, 2023, we entered into a new credit agreement among the Company and its subsidiaries party thereto, as borrowers, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent(the “New Credit Agreement”). The New Credit Agreement includes a $25 million revolving loan commitment, subject to borrowing base limitations based on a percentage of applicable eligible receivables and contract assets, of which $5.0 million was advanced upon closing. A portion of the proceeds from the initial borrowing under the New Credit Agreement were used by the Company, together with cash on hand, to pay off our outstanding notes payable balance as of September 30, 2023 under the credit agreement dated as of December 17, 2021 with MUFG Union Bank, N.A.(the “MUFG Credit Agreement”). The MUFG Credit Agreement originally included a $20 million term loan commitment, which was then amended on March 13, 2023 when we voluntarily prepaid $7.5 million of the outstanding principal of the term loan.
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

Our New Credit Agreement contains, and any agreements to refinance our debt likely will contain, certain financial covenants, including the maintenance of minimum amount of liquidity and a consolidated fixed charge coverage ratio, as well as restrictive covenants that require us to limit our ability to incur additional debt, including to finance future operations or other capital needs, and to engage in other activities that we may believe are in our long-term best interests, including to dispose of or acquire assets. Conditions may change, however, for a variety of reasons in the future that may affect our ability to maintain compliance with our financial or restrictive covenants. Our failure to comply with these financial covenants or the restrictive covenants may result in an event of default, which, if not cured or waived, could accelerate the maturity of our indebtedness or result in modifications to our credit terms.
Cash flows from operating activities
Cash provided by operating activities was $5.7 million for the nine months ended September 30, 2023, primarily as a result of a decrease in accounts receivable, contract assets, and income tax receivable during the period, offset by a decrease in accrued salaries and benefits and accounts payable. Cash used in operating activities was $2.2 million for the nine months ended September 30, 2022, primarily as a result of changes in accrued salaries and benefits, contract liabilities, and other current liabilities during the period.
Cash flows from investing activities
Cash used in investing activities of $3.0 million for the nine months ended September 30, 2023 primarily related to capital expenditures for information technology, data storage, hardware, telecommunication systems and security enhancements to our information technology systems. Cash provided by investing activities for the nine months ended September 30, 2022 was $3.1 million, primarily related to proceeds from the sale of land and buildings, offset by capital expenditures for information technology, data storage, hardware, telecommunication systems and security enhancements to our information technology systems.
Cash flows from financing activities
Cash used in financing activities of $8.9 million for the nine months ended September 30, 2023 was primarily attributable to repayments of notes payable during the period. Cash provided by financing activities for the nine months ended September 30, 2022 was $5.2 million, primarily attributable to $5.6 million in proceeds from the exercise of warrants by ECMC, offset by $0.4 million in repayments of notes payable.
Notes Payable
As of September 30, 2023, $11.3 million was outstanding under the MUFG Credit Agreement (refer to Note 3 in Part I, Item 1 Notes to the Consolidated Financial Statements). The Company’s annual interest rate at September 30, 2023 was 11.5%.
On October 27, 2023, we entered into the New Credit Agreement with Wells Fargo Bank, National Association that includes a $25 million revolving loan commitment, subject to borrowing base limitations based on a percentage of applicable eligible receivables and contract assets, of which $5.0 million was advanced upon closing. A portion of the revolving loan commitment of up to $2.5 million is available for the issuance of letters of credit. Subject to certain customary exceptions, the Company’s existing and future, direct or indirect, domestic subsidiaries will be jointly and severally obligated as borrowers or guarantors for the obligations under the New Credit Agreement. The obligations of the Company under the New Credit Agreement are secured by liens on substantially all of the assets of the Company and each of its existing subsidiaries (and subject to customary exceptions, will be secured by the assets of future subsidiaries).
The New Credit Agreement matures on October 27, 2026. A portion of the proceeds from the initial borrowing under the New Credit Agreement were used by the Company, together with cash on hand, to refinance our MUFG Credit Agreement, and to pay fees and expenses in connection with the New Credit Agreement.
As a result of the New Credit Agreement, the terms of the MUFG Credit Agreement are no longer in effect as of October 27, 2023.
Under the New Credit Agreement, the Company may, at its option, prepay borrowings, in whole or in part, at any time and from time to time without premium or penalty (except in certain circumstances). Borrowings under the New Credit Agreement are also subject to mandatory prepayment in the event that outstanding borrowings and letters of credit usage exceed the lesser of the aggregate revolving loan commitments and the borrowing base then in effect.

The Company may also increase commitments under the New Credit Agreement in an aggregate principal amount of up to $10 million by obtaining additional commitments from lenders, subject to obtaining commitments from any participating lenders and certain other conditions. Under the New Credit Agreement, loans generally may bear interest based on term SOFR (the secured overnight financing right) or an annual base rate, as applicable, plus, in each case, an applicable margin based on the Company’s average borrowing availability each quarter under the New Credit Agreement that may range between 2.50% per annum and 3.00% per annum, in the case of term SOFR loans and between 1.50% per annum and 2.00% per annum in the case of base rate loans. In addition, a commitment fee of 0.50% per annum based on unused availability of the credit facility is also payable.
The New Credit Agreement contains certain customary representations, warranties, and affirmative and negative covenants of the Company and its subsidiaries that restrict the Company’s and its subsidiaries’ ability to take certain actions, including, incurrence of indebtedness, creation of liens, making certain investments, mergers or consolidations, dispositions of assets, assignments, sales or transfers of equity in subsidiaries, repurchase or redemption of capital stock, entering into certain transactions with affiliates, or changing the nature of the Company’s business. The New Credit Agreement also contains financial covenants, which require the Company to maintain a minimum amount of liquidity and a consolidated fixed charge coverage ratio of not less than 1.25 to 1.00, provided that the fixed charge coverage ratio is only applicable when borrowing availability falls below a certain threshold. The obligations under the New Credit Agreement may be accelerated or the commitments terminated upon the occurrence of events of default under the New Credit Agreement, which include payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, cross defaults to other material indebtedness, defaults arising in connection with changes in control, and other customary events of default.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We do not hold or issue financial instruments for trading purposes. We conduct all of our business in U.S. currency and therefore do not have any material direct foreign currency risk. We do have exposure to changes in interest rates with respect to the borrowings under our senior secured credit facility, which bear interest at a variable rate based on SOFR or Prime. For example, if the interest rate on our borrowings increased 100 basis points (1%), our annual interest expense would increase by approximately $0.1 million.
We currently hold our excess cash in an operating account, which is swept into a money market account on an overnight basis, where returns may reflect current interest rates.
As a result, market interest rate changes will impact both our interest expense and interest income. This impact, if applicable, will depend on variables such as the magnitude of interest rate changes and the level of our borrowings under our credit facility or excess cash balances.
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
Management, with the participation of our Chief Executive Officer and our Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act, and concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2023.

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
The process of designing and implementing effective internal control measures to improve the Company’s internal controls over financial reporting and to remediate this material weakness is underway. Our efforts include modifying ITGCs over user access and change management, enhancing our documentation to evidence execution of these ITGCs, and implementing additional controls designed to detect issues that could arise over users with elevated access rights. We plan to complete such enhancements in 2023.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the third quarter of 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Many of our existing contracts enable our clients to terminate their contractual relationship with us at any time without penalty, potentially leading to loss of business or renegotiation of terms. Further, most of our contracts allow our clients to unilaterally change the amount of work available to us or the payment terms at any given time. In addition, many of our contracts are not exclusive, with our clients retaining multiple service providers with whom we must continue to compete for additional work. Therefore, despite our contractual relationships with our clients, our contracts do not provide assurance that we will generate a minimum amount of revenues or that we will receive a specific volume of work. For example, in March 2020, CMS paused medical review activities under our then current RAC contracts related to the COVID-19 pandemic, which were later resumed in August 2020. Further, the Public Health Emergency declared by U.S. Department of Health and Human Services which recently expired as of May 2023 restricted us from auditing claims which related to COVID-19 or other respiratory designations under our RAC contracts. These pauses in medical review activities under our RAC contracts had a negative impact on our revenues and results of operations. If any of our clients modify terms of service, including the success fees we are able to earn, or any of these clients establish more favorable relationships with our competitors, our future revenues may be adversely affected.
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
Our indebtedness could adversely affect our business and financial condition and reduce the funds available to us for other purposes, and our failure to comply with the covenants contained in our New Credit Agreement could result in an event of default that could adversely affect our results of operations.
Our ability to make scheduled payments under our New Credit Agreement and to fund our other liquidity needs depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control, such as the recent global economic downturn as the result of the COVID-19 pandemic. We cannot make assurances that we will maintain a level of cash flows from operating activities or other capital resources sufficient to permit us to pay the principal and interest on our indebtedness and to fund our other liquidity needs. If our cash flows and capital resources are insufficient to fund our debt service obligations and allow us to maintain compliance with the covenants under our New Credit Agreement or to fund our other liquidity needs, we may be forced to reduce or delay capital expenditures, alter our business plans, curtail the services we provide to our current or future clients, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot ensure that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements, including our New Credit Agreement with Wells Fargo Bank, National Association. If we cannot make scheduled payments on our debt, we will be in default and, as a result, our debt holders could declare all outstanding principal and interest to be due and payable, and foreclose against the assets securing our borrowings and we could be forced into bankruptcy or liquidation.

Our New Credit Agreement contains, and any agreements to refinance our debt likely will contain, certain financial and restrictive covenants that limit our ability to incur additional debt, including to finance future operations or other capital needs, and to engage in other activities that we may believe are in our long-term best interests, including to dispose of or acquire assets. Our failure to comply with these covenants may result in an event of default, which, if not cured or waived, could accelerate the maturity of our indebtedness or result in modifications to our credit terms. If our indebtedness is accelerated, we may not have sufficient cash resources to satisfy our debt obligations and we may not be able to continue our operations as planned.
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
As a result of the economic hardships caused by the COVID-19 pandemic, certain of our customers have chosen and may continue to choose to delay the services that we provide, and additional customers may choose to similarly delay the audit and recovery services that we provide, either of which could have a material negative impact on our revenues and results of operations. In addition, the COVID-19 pandemic has also had a negative impact on overall hospital utilization rates in the United States. This negative impact on overall hospital utilization rates has caused delays with the healthcare industry as a whole, which in turn has had a negative impact on our healthcare business. Any additional disruptions to the services that we provide to our customers as a result of the COVID-19 pandemic, or as a result of any future pandemics, could result in a negative impact on our revenues and results of operations.

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
Prescott Group Management, L.L.C., First Light Asset Management, LLC, Parthenon Capital Partners, and Mill Road Capital Management LLC beneficially owned approximately 20.5%, 12.0%, 5.2% and 4.6% of our common stock, respectively, as of September 30, 2023. As a result of their ownership, these significant stockholders have the ability to influence the outcome of matters submitted to a vote of stockholders and, through our board of directors, the ability to influence decision making with respect to our business direction and policies. Mill Road Capital Management LLC currently has a representative sitting on our Board of Directors. These significant stockholders may have interests different from our other stockholders’ interests and may vote in a manner adverse to those interests. Matters over which these significant stockholders can, directly or indirectly, exercise influence include:
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
    None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
    None.
ITEM 4. MINE SAFETY DISCLOSURES
    Not Applicable.
ITEM 5. OTHER INFORMATION
(c)
During the three months ended September 30, 2023, no director or officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934) of our Company adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities, whether or not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

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

PERFORMANT FINANCIAL CORPORATION
Date:	November 9, 2023
		By:	/s/ Simeon M. Kohl
Simeon M. Kohl

Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Rohit Ramchandani
Rohit Ramchandani

Chief Financial Officer