Form 10-K
period 2023-12-31
Performant Financial Corp
filed 2024-03-13
CIK 1550695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number: 001-35628

PERFORMANT FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	20-0484934
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 South Pine Island Road, Suite 150, Plantation FL	33324
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (925) 960-4800
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock, par value $.0001 per share	PFMT	The Nasdaq Stock Market LLC

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

As of June 30, 2023 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was $119,717,155. Shares of common stock beneficially held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 12, 2024, 76,920,460 shares of the registrant’s common stock were outstanding.
Documents Incorporated By Reference
Items 10 through 14 in Part III of this Form 10-K are incorporated by reference to the Registrant’s definitive proxy statement on Schedule 14A, to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies from the Registrant’s 2024 Annual Meeting of Stockholders, referred to in this report as the 2024 Proxy Statement.

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
•the impact of public health pandemics, such as COVID-19, on our business and operations, opportunities and expectations for the markets in which we operate;
•the impacts of a failure of our operating systems or technology infrastructure or those of our third-party vendors, service providers or subcontractors;
•the impacts of a cybersecurity breach or related incident to us or any of our third-party vendors, service providers or subcontractors;
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

ITEM 1. Business
Overview
We support healthcare payers in identifying, preventing, and recovering waste and improper payments by leveraging advanced technology, analytics and proprietary data assets. We work with leading national and regional healthcare payers to provide eligibility-based, also known as coordination-of-benefits (COB) services, as well as claims-based services, which includes the audit and identification of improperly paid claims. We are a leading provider of these services in both government and commercial healthcare markets. We also provide advanced reporting capabilities, support services, customer care, and stakeholder training programs designed to mitigate future instances of improper payments.
We believe we have a leading position in our markets based on our technology-enabled services platform, long-standing client relationships, and the large volume of claims or funds we have audited and recovered for our clients. Further, we believe that our business platforms are adaptable to new markets and new processes and service offerings within our existing markets. We continue to enhance our platforms through investments in new data and analytics capabilities, which we believe will enable us to provide additional services related to the detection of fraud, waste and abuse. We endeavor to automate and optimize what traditionally have been manually intensive processes in order to drive higher workforce productivity. In 2023, we generated approximately $117,000 of revenue per employee compared to $110,000 of revenue per employee in 2022, based on the average number of employees during each of the years, respectively.
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
For the year ended December 31, 2023, we generated approximately $113.7 million in revenues, $7.5 million in net loss, $3.4 million in adjusted EBITDA, and $3.8 million in adjusted net loss. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Adjusted EBITDA and Adjusted Net Income (Loss)” in Item 7 below for a definition of adjusted EBITDA and adjusted net income (loss) and reconciliations of adjusted EBITDA and adjusted net loss to net income (loss) determined in accordance with generally accepted accounting principles.
The Healthcare Industry
The healthcare industry represents a significant portion of the U.S. Gross Domestic Product (GDP). According to Center for Medicare and Medicaid Services (CMS) National Health Expenditure (NHE) Projections, U.S. healthcare spending grew 4.1% in 2022, reaching $4.5 trillion from $4.3 trillion in 2021. National health spending is projected to grow at an average annual rate of 5.6% for 2024-2031 and to reach nearly $7.2 trillion by 2031. As a share of the nation's GDP, national healthcare spending accounted for 17.3% in 2022, a decrease from 18.3% in 2021. Federal government-related spending grew 5.9% to $944.3 billion in 2022 for Medicare, which provides a range of healthcare coverage primarily to elderly and disabled Americans and grew 9.6% to $805.7 billion in 2022 for Medicaid, which provides federal matching funds for states to finance healthcare for individuals at or below the public assistance level. Over 2025-31, Medicare spending is projected to increase to an average rate of 7.8% per year and Medicaid spending is projected to increase to an average rate of 5.6%.
Medicare was initially established as part of the Social Security Act of 1965 and consists of four parts: Part A covers hospital and other inpatient stays; Part B covers hospital outpatient, physician and other services; Part C is known as Medicare Advantage, under which beneficiaries receive benefits through private health plans; and Part D is the Medicare outpatient prescription drug benefit.
CMS estimated that for Medicare Part A and Part B spending in 2023, approximately $31.2 billion, or 7.4%, was improper. Medicare improper payments generally involve incorrect coding, procedures performed which were not medically necessary, and incomplete documentation or claims submitted based on outdated fee schedules, among other issues.
In addition to government-related healthcare spending, significant growth in spending is expected in the private healthcare market. According to CMS NHE Projections, the private healthcare market accounted for approximately $1.3 trillion in spending in 2022. Private healthcare expenditures are projected to grow by 7.6% in 2024, and 5.2% per year on average from 2025 through 2031.
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
•Advanced, technology-enabled workflow processes. Our technology-enabled workflow processes, developed and refined over many years of operational experience enable us to disaggregate otherwise complex audit and recovery processes into a series of simple, efficient and consistent steps that are configurable and applicable to processing different types of services. We believe our workflow software is highly intuitive, which enables our audit and other claims specialists to manage each step of the Performant operational process, while automating a series of otherwise manually intensive and document-intensive steps. We believe our streamlined workflow technology and processes improve audit and eligibility services relative to more labor-intensive outsourcing models.
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
•Long-standing client relationships. We believe our long-standing focus on achieving superior performance for our clients and the significant value our clients derive from this focus have helped us achieve long-tenured client relationships, strong contract retention and better access to new clients and future growth opportunities. For example, our relationship with CMS spans over fifteen years, and our relationships with our earliest commercial clients in the healthcare industry have been in place for a decade.
•Extensive domain expertise in complex and regulated markets. We have extensive experience and domain expertise in providing services for government and private institutions that generally operate in complex and regulated markets. We have demonstrated our ability to develop domain expertise in varied markets such as healthcare and other state and federal level entities. We believe we have the organizational experience that is required to understand and adapt to changes in the regulatory environment and overall objectives of our clients as a result of ongoing changes in public policy. Further, we believe this helps us identify and anticipate growth opportunities. For example, we successfully identified government healthcare as a potential growth opportunity that has thus far led to the award of eight contracts to us by CMS. Within commercial healthcare, we continue to expand the scope of our service with both new and existing clients, as evidenced by the implementation of 41 new commercial contracts in 2023. Together with our flexible technology platform, we have the ability to adapt our business strategy, to allocate resources and to respond to changes in our regulatory environment to capitalize on new growth opportunities.
•Culture of innovation and client service philosophy enables continuous improvement and expanded value creation. We have a concerted focus on developing new payment integrity concepts to increase savings for our clients. We have a collaborative approach to identify and resolve client payment integrity needs, with an emphasis on growing our customer pipeline in the healthcare market to serve mid-sized commercial healthcare plans that have historically been underserved by larger platforms. We typically target our client sales efforts into a cross functional matrix of client decision makers across payment integrity, finance, provider network management and clinical policy to drive expansion in our sales efforts.

•Proven and experienced management team. Our management team has significant industry experience and has demonstrated strong execution capabilities. Our senior management team, led by Simeon Kohl, has successfully grown our revenue base and service offerings, including the successful transition from our original student loan market into healthcare. Our management team’s industry experience, combined with deep and specialized understanding of complex and highly regulated industries, has enabled us to maintain long-standing client relationships and strong financial results.
Our Growth Strategy
Key elements of our growth strategy include the following:
•Expand our payment integrity services in the healthcare market. According to CMS NHE Projections for expenditures in Medicare, Medicaid, and private healthcare will be in the trillions of dollars annually through 2031. As these large markets continue to grow, we expect the need for Performant's offerings to increase in the public and private healthcare markets. We have established relationships and contracts with both CMS and private healthcare plans on a national and regional level. We have a multi-pronged growth strategy for the healthcare market, divided amongst national, mid-tier and smaller health plans. These strategies include a combination of growth within our existing client base, as well as adding new clients. In doing so, we intend to pursue growth opportunities to provide claims-based and eligibility-based services for our clients’ both prior to and post payment for healthcare services, including the detection of fraud, waste, and abuse.
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
•  Provide audit, eligibility, and recovery services to identify improper healthcare payments for government and commercial healthcare clients.

•    Identify improper payments typically resulting from incorrect coding, procedures that were not medically necessary, incomplete documentation and coverage discrepancies amongst other payment integrity issues.

•    Utilize our proprietary technology, our history of healthcare-related performance data, and our data analytics capabilities to effectively analyze our clients’ claims and other data for improper payments.

•    Earn contingent, success-based fees based on a percentage of claim amounts recovered.

•    Apply our enhanced data analytics capabilities, which we refer to as Performant Insight, to offer a variety of services from post- and pre-payment audit of healthcare claims to detection of fraud, waste and abuse of healthcare claims, to coordination of benefits and pharmacy fraud detection.

•    Provide first party call center and other outsourced services.

•    Earn contingent, success-based fees based on the volume of processed transactions, the quantity of labor hours provided based on dedicated headcount.

Healthcare
We provide payment integrity services related to improper payments in the healthcare market, serving both government and commercial clients. Within the healthcare market, we have strong and established relationships with multiple government agencies across our various product lines.
We currently have three Recovery Audit Contractor (RAC) contracts with CMS. The RAC contracts for both Region 1 and Region 2 cover Parts A and B Medicare payments in each region. The third RAC contract involves post-payment review of Durable Medical Equipment, Prosthetics/Orthotics and Supplies (DMEPOS) and home health and hospice claims across the entire U.S.
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
We also have the national exclusive Medicare Secondary Payer (MSP) contract with CMS. Under this contract, we are responsible for identifying and recovering payments in situations where Medicare should not be the primary payer of healthcare claims because a beneficiary has other forms of insurance coverage, such as through an employer group health plan or certain other insurance payers.
Further, we have the indefinite delivery, indefinite quantity contract with the U.S. Department of Health and Human Services, Office of the Inspector General (HHS OIG). Under this contract, we provide medical review and consultative services associated with the oversight activities of the HHS OIG, primarily assessing services and claims for Medicare fee-for-service payments for Part A and Part B.

In the commercial healthcare market, we have numerous private insurance payer contracts and are pursuing additional opportunities to provide audit and eligibility services. Our experience from our contracts with CMS has helped establish our presence in the commercial healthcare market resulting in opportunities for us to provide claims-based and eligibility-based services for several national and regional commercial health plans. Our audit and analytics capabilities have allowed us not only to expand our services with these initial commercial healthcare clients, but also gain entry into other related opportunities.
The illustration below provides examples of certain types of improper payments that we audit on behalf of our clients in the healthcare market.
Analytics Capabilities
For several years, we have leveraged our data analytics tools to help filter and identify improper payments as part of our core services platform. Through our data analytics capabilities, which we refer to as Performant Insight, we are able to review, aggregate, and synthesize very large volumes of structured and unstructured data, at high speeds, from the initial intake of disparate data sources to the warehousing of the data, to the analysis and reporting of the data. We believe we have built a differentiated, next-generation “end-to-end” data processing solution that will maximize value for current and future customers.
Performant Insight provides numerous benefits for our audit and recovery services platform. Performant Insight has not only enhanced our existing services under our contracts with CMS and other private healthcare contracts by analyzing significantly higher volumes of healthcare claims at faster rates and reducing our cycle time to review and assess healthcare claims, but it has also enabled us to develop improved and more sophisticated business intelligence rules that can be applied to our audit processes. We believe our analytics capabilities will extend our potential markets, permitting us to pursue significant new business opportunities. We have expanded the use of our data analytics capabilities in the healthcare sector to offer a variety of services from post and pre-payment audit of healthcare claims in both the government and commercial healthcare sectors, to detection of fraud, waste and abuse of healthcare claims, to coordination of benefits and pharmacy fraud detection.
Customer Care / Outsourced Services
We derive revenues from a first party call center and other outsourced services. Our revenues for these services include contingency fees, fees based on dedicated headcount, and tasks completed on behalf of our clients.
Our Clients
We provide our services across a range of government and commercial clients.

CMS
Our relationship with CMS extends approximately fifteen years. Under our first RAC contract with CMS, which was initially awarded in 2008 and expired in 2016, we were responsible for identifying and facilitating the recovery of improper Part A and Part B Medicare payments in the Northeast region of the United States.
In 2016, we were awarded two new RAC contracts with CMS. We received the contract to audit improper payments for claims made under Medicare Parts A and B in Region 1, which consists of eleven states (Connecticut, Michigan, Indiana, Maine, Massachusetts, New Hampshire, New York, Ohio, Kentucky, Rhode Island and Vermont), and the contract for Region 5, which involves post-payment review of claims related to DMEPOS and home health and hospice across the U.S. The Region 5 contract has a nine-year term, consisting of one base year and eight additional one-year options. In March 2021, we were re-awarded the CMS Region 1 contract with a term of eight-and-a-half years. The fees that we receive for identifying improper payments from CMS under these contracts are entirely contingency-based, and the contingency-fee percentage depends on the methods of recovery, and, in some cases, the type of improper payment that we identify.
In November 2022, we were awarded the RAC contract to audit improper payments for claims made under Medicare Parts A and B in Region 2, which consists of 14 states (Illinois, Minnesota, Wisconsin, Nebraska, Iowa, Kansas, Missouri, Colorado, New Mexico, Texas, Oklahoma, Arkansas, Louisiana, and Mississippi). Our RAC contract for Region 2 has a term of eight-and-a-half years.
In 2017, we were awarded the national exclusive MSP contract by CMS. Under this MSP contract, we are responsible for coordination-of-benefits claims, which includes identifying and recovering payments in situations where Medicare should not be the primary payer of healthcare claims because a beneficiary has other forms of insurance coverage, such as through an employer group health plan or certain other payers. We were re-awarded this contract in December 2022 and commenced operations in March 2023. This contract has a six-year term, consisting of one base year and five additional one-year options.
Commercial Healthcare
In the commercial healthcare market, we utilize our technology-enabled services platform to provide claims-based and eligibility-based services for commercial healthcare payers. Our experience from our contracts with CMS has helped establish our presence in the commercial healthcare market by providing us the opportunity to provide audit and eligibility services for several national and regional commercial health plans. Our audit and analytics capabilities have allowed us not only to expand our services with these initial commercial healthcare clients, but also gain entry into other related commercial healthcare opportunities with numerous other plans.
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
Technology Operations
We have primary and redundant datacenters located in Santa Clara, California and Fort Worth, Texas. We have designed our infrastructure for scalability and redundancy, which allows us to continue to operate in the event of an outage at any of our datacenters. We maintain an information systems environment with dedicated information technology and security teams managing an advanced architecture focused on network security intrusion detection, data loss prevention and training of staff with 24x7 monitoring and security incident response capabilities. We utilize encryption technologies certified to FIPS 140-2 to protect sensitive data on our systems, all data during transmission and all data on redundancy or backup solutions. We also maintain a comprehensive enterprise-wide information security program certified by 3rd party auditors that is based on industry standards such as the Health Information Trust Alliance (HITRUST), CMS Acceptable Risk Safeguards (ARS 5.1), National Institute of Standards and Technology (NIST 800-53), and System and Organization Controls (SOC 1 Type II).

Competition
We face significant competition in all aspects of our business.
In the healthcare market, we face competition in the bidding process for commercial healthcare contracts as well as government healthcare contracts, such as the RAC and MSP contracts awarded by CMS. However, based on the effective healthcare solutions that we have provided to CMS and commercial healthcare plans, we believe we are well qualified to compete for new contract awards within the healthcare market. This allows us to compete more effectively for contracts such as the CMS RAC Region 1 contract, which we were re-awarded in March 2021, and the RAC Region 2 contract, which we were awarded in November 2022. In the most recent RAC bidding process, the identified competitive factors were demonstrated experience in effective recovery services in the healthcare market, sufficient capacity to address claims volumes, maintenance of high standards of operational practices, financial capability to perform under the RAC contracts and fee rates. In the commercial healthcare market, these same factors are generally important and applicable. Our competition in the commercial healthcare market includes the other healthcare payment integrity providers (such as Cotiviti, Inc. and HMS Holdings, a subsidiary of Gainwell Technologies LLC), and a variety of healthcare consulting and healthcare information services companies. Many of these companies have greater resources than we do.
Government Regulation
The nature of our current healthcare business and our legacy recovery business requires that we adhere to a complex array of federal and state laws and regulations. These include, but are not limited to, the Health Insurance Portability and Accountability Act (HIPAA), the Health Information Technology for Economic and Clinical Health Act (HITECH), the False Claims Act (FCA), the Anti-Kickback Statute (AKS), the Exclusion Statute, the Privacy Act of 1974, the Fair Debt Collection Practices Act (FDCPA), the Fair Credit Reporting Act (FCRA), the rules and regulations established by the Consumer Financial Protection Bureau (CFPB), and related state laws. We are also governed by a variety of state laws that regulate the collection, use, disclosure and protection of personal information. We have implemented and maintain physical, technical and administrative safeguards intended to protect all personal data and we have processes in place to assist us in complying with applicable laws and regulations regarding the protection of this data. Our compliance efforts include training of personnel and monitoring of our systems and personnel.
HIPAA and Related State Laws
Our healthcare business subjects us to compliance with HIPAA and various related state laws that contain substantial restrictions and requirements with respect to the use and disclosure of an individual’s protected health information. HIPAA prohibits us from using or disclosing an individual’s protected health information unless the use or disclosure is authorized by the individual or is specifically required or permitted under HIPAA. Under HIPAA, we must establish administrative, physical and technical safeguards to protect the confidentiality, integrity and availability of electronic protected health information maintained or transmitted by us or by others on our behalf. We are required to notify affected individuals and government authorities of data security breaches involving unsecured protected health information. The Department of Health and Human Services Office of Civil Rights enforces HIPAA privacy violations, CMS enforces HIPAA security violations and the Department of Justice enforces criminal violations of HIPAA.
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
Certification, Accreditation, and Security
Businesses that collect, store, transmit or process information for United States government agencies and organizations are required to undergo a rigorous certification and accreditation process to ensure that they operate at an acceptable level of security risk. As a government contractor, we currently have Authorization to Operate (ATO) licenses for RAC Regions 1, 2, and 5, and HHS Office of Inspector General (OIG). An ATO license is currently in process for CMS Medicare Secondary Payer (MSP).
We maintain a comprehensive enterprise-wide information security program based on industry standards such as ARS 5.1 and NIST 800-53. In addition, we hold SOC 1 Type II certification, which provides assurance to auditors of third parties that we maintain the necessary controls and procedures to effectively manage third party data. For our healthcare business, we are HITRUST certified, which helps ensure that our policies, procedures, and implementation conform to HIPAA guidelines. We undergo independent audits by our government agency clients upon the award of a contract and annually thereafter. We also conduct periodic self-assessments.

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
As of December 31, 2023, we had three trademarks registered with the U.S. Patent and Trademark office: Performant, Performant Insight, and Premiere Credit.
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
Human Capital
As of December 31, 2023, we had 958 employees. None of our employees is a member of a labor union and we consider our employee relations to be good.
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
If we are successful in obtaining an engagement with a new client or a new contract with an existing client, we typically have a long implementation period in which the services are planned in detail and we integrate our technology, processes and resources with the client’s operations. If we enter into a contract with a new client, we typically will not receive revenues until implementation is completed and work under the contract actually begins, which can be a substantial period of time. Our clients may also experience delays in obtaining approvals or managing protests from unsuccessful bidders, or delays associated with technology or system implementations, such as the delays experienced with the implementation of our RAC contracts with CMS. Because we operate under a model in which we generally hire employees to provide services to a new client once a contract is signed and otherwise incur significant upfront implementation expenses, we incur significant expenses associated with new contracts before we receive corresponding revenues under any such new contract. Further, we may incur upfront implementation expenses without receiving corresponding revenue under a contract award that is subsequently terminated as a result of a successful protest from an unsuccessful bidder. If we are not able to pay the upfront expenses for commencing new contracts out of cash from operations or availability of cash on hand or borrowings under our lending arrangements, we may be required to scale back our operations or alter our business plans to account for cash shortages, either of which could prevent us from earning future revenues under any such new client or contract engagements. Further, if we are not successful in maintaining contractual commitments after the expenses we incur during our typically long implementation cycle, our cash flows and results of operations could be adversely affected.
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
Many of our existing contracts enable our clients to terminate their contractual relationship with us at any time without penalty, potentially leading to loss of business or renegotiation of terms. Further, most of our contracts allow our clients to unilaterally change the amount of work available to us or the payment terms at any given time. In addition, many of our contracts are not exclusive, with our clients retaining multiple service providers with whom we must continue to compete for additional work. Therefore, despite our contractual relationships with our clients, our contracts do not provide assurance that we will generate a minimum amount of revenues or that we will receive a specific volume of work. For example, in March 2020, CMS paused medical review activities under our then current RAC contracts related to the COVID-19 pandemic, which were later resumed in August 2020. Further, the Public Health Emergency declared by the U.S. Department of Health and Human Services which recently expired as of May 2023 restricted us from auditing claims which related to COVID-19 or other respiratory designations under our RAC contracts. These pauses in medical review activities under our RAC contracts had a negative impact on our revenues and results of operations. If any of our clients modify terms of service, including the success fees we are able to earn, or any of these clients establish more favorable relationships with our competitors, our future revenues may be adversely affected.

We face significant competition in connection with obtaining, retaining and performing under our client contracts, and an inability to compete effectively in the future could harm our relationships with our clients, which would impact our ability to maintain our revenues and operating results.
We operate in highly competitive markets and face significant competition from other companies in providing our services and sourcing contracts with new clients or new contracts with existing clients. Accordingly, maintaining high levels of service under our contracts, and doing so in a cost-effective manner, are important factors in our ability to maintain existing contracts and obtain new contracts and grow our revenues and net income. Any failure to achieve these objectives could result in the loss of existing contractual relationships either by a client’s decision to terminate existing contractual relationship or in connection with a competitive contract re-bidding process, or the inability to obtain new client contracts, any of which could harm our business, financial condition and results of operations. Some of our current and potential competitors in the markets in which we operate may have greater financial, marketing, technological or other resources than we do. The ability of any of our competitors and potential competitors to either adopt new and effective technology to better serve our markets or provide services to our existing or future clients in a more cost-effective manner may allow them to gain market strength. Increasing levels of competition in the future could result in lower fees, lower volumes of contracted services or higher costs for resources, any of which could have a material negative effect on our results of operations. Any inability to compete effectively in the markets that we serve could adversely affect our business, financial condition and results of operations.
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
Our ability to make scheduled payments under our Credit Agreement and to fund our other liquidity needs depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. We cannot make assurances that we will maintain a level of cash flows from operating activities or other capital resources sufficient to permit us to pay the principal and interest on our indebtedness and to fund our other liquidity needs. If our cash flows and capital resources are insufficient to fund our debt service obligations and allow us to maintain compliance with the covenants under our Credit Agreement or to fund our other liquidity needs, we may be forced to reduce or delay capital expenditures, alter our business plans, curtail the services we provide to our current or future clients, sell assets or operations, seek additional capital or restructure or refinance our indebtedness. We cannot ensure that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements. If we cannot make scheduled payments on our debt, we will be in default and, as a result, our debt holders could declare all outstanding principal and interest to be due and payable, and foreclose against the assets securing our borrowings and we could be forced into bankruptcy or liquidation.

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
Various macroeconomic factors influence our business and results of operations. These include overall healthcare spending in the U.S. and the volume of healthcare claims that we audit on behalf of our clients, which are both impacted by domestic and global economic conditions, rates of unemployment and similar factors, movements in interest rates, and changes in healthcare costs, governmental policies toward Medicare and Medicaid expenditures or the healthcare industry taken as a whole. Changes in the overall economy could lead to a reduction in overall recovery rates by our clients, which in turn could adversely affect our business, financial condition and results of operations. For example, our business and the businesses of our customers have been/were materially and adversely affected by recent inflationary trends and the impact of the COVID-19 pandemic which have caused, and may continue to cause, a slowdown in global economic activity, which has resulted in a significant negative impact on our financial condition and results of operations. Political tensions resulting in economic instability, such as due to military activity or civil hostilities among Russia and Ukraine and in the Middle East and the related responses, including sanctions or other restrictive actions, by the United States and/or other countries, or other similar events, may have an adverse impact on our business, financial condition, and results of operations.

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
Our business and the businesses of our customers are exposed to risks associated with public health pandemics, such as the COVID-19 pandemic, which have caused, and may continue to cause, a slowdown in global economic activity. The ultimate impact of any such epidemic or pandemic on our operations and financial performance depends on many factors that are not within our control, including, but not limited to: governmental and business actions taken in response to the pandemic; the impact of the pandemic and actions taken in response on global and regional economies and economic activity; the availability of federal, state or local funding programs; general economic uncertainty and financial market volatility; global economic conditions and levels of economic growth; and the pace of economic recovery when any such pandemic subsides.
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
Further, regulatory action in response to a public health pandemic may have a material negative impact on the revenues that we receive under existing healthcare contracts. For example, (i) in March 2020, CMS paused medical review activities under our then current RAC contracts related to the COVID-19 pandemic, and (ii) the Public Health Emergency declared by the U.S. Department of Health and Human Services which recently expired as of May 2023 restricted us from auditing claims which related to COVID-19 or other respiratory designations under our RAC contracts.
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
Our revenues and operating results could vary significantly from period-to-period and may fail to match our past performance because of a variety of factors, some of which are outside of our control. Any of these factors could cause the price of our common stock to fluctuate. Factors that could contribute to the variability of our operating results include, but are not limited to, the following:
• our ability to maintain contractual commitments and generate revenue after the expenses we incur during our typically long implementation cycle for new customer contracts;
• our ability to successfully identify improper claims and the number and type of potentially improper claims that we are authorized to pursue under our healthcare contracts;
• our ability to continue to grow our business and expand revenues under our commercial healthcare contracts;
• our ability to maintain existing client contracts and expand our client base in light of the significant competition we face in the healthcare market;

• the loss or gain of significant clients or changes in the contingency fee rates or other significant terms of our business arrangements with our significant clients;
• technological and operational issues that may affect our clients and regulatory changes in the markets we service;
• government agencies’ schedules for awarding contracts; and
• general industry and macroeconomic conditions.
Risks Related to Information Technology, Privacy Matters, and Intellectual Property
A failure of our operating systems or technology infrastructure, or those of our third-party vendors, service providers or subcontractors, could disrupt the operation of our business.
A failure of our operating systems or technology infrastructure, or those of our third-party vendors, service providers or subcontractors, could disrupt our operations. Our operating systems and technology infrastructure are susceptible to damage or interruption from various causes, including acts of God and other natural disasters, power losses, computer systems failures, Internet and telecommunications or data network failures, global health crises, operator error, computer viruses, losses of and corruption of data and similar events. The occurrence of any of these events could result in interruptions, delays or cessations in service to our clients, reduce the attractiveness of our recovery services to current or potential clients and adversely impact our financial condition and results of operations. While we have backup systems in many of our operating facilities, an extended outage of utility or network services may harm our ability to operate our business. Further, the situations we plan for and the amount of insurance coverage we maintain for losses as result of failures of our operating systems and infrastructure may not be adequate in any particular case.
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
Our business is increasingly dependent on critical, complex, and interdependent information technology (IT) systems, including internet-based systems, some of which are managed or hosted by third parties, to support business processes as well as internal and external communications. The size and complexity of our IT systems make us potentially vulnerable to IT system breakdowns, malicious intrusion, and computer viruses, which may result in the impairment of our ability to operate our business effectively. In addition, having a significant portion of our employees continue to work remotely following the COVID-19 pandemic can strain our information technology infrastructure, which may affect our ability to operate effectively, may make us more susceptible to communications disruptions, and expose us to greater cybersecurity risks.
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
Our services depend in part on third-party providers, including software vendors and utility and network providers. Our ability to service our clients depends on these third-party providers meeting our expectations and contractual obligations in a timely and effective manner. Our business could be materially and adversely affected, and we might incur significant additional liabilities, if the services provided by these third-party providers do not meet our expectations or if they terminate or refuse to renew their relationships with us on similar contractual terms.
Increasing use of social media and new technology, including artificial intelligence software, could give rise to liability, breaches of data security, or reputational damage.
We and our employees increasingly are utilizing social media tools as a means of communication both internally and externally. We also are using new technology on a daily basis to enhance how we work. Despite our efforts to monitor evolving social media communication, our internal guidelines regarding the appropriate use of new technology and applicable and emerging rules, there is risk that the use of these tools by us or our employees may cause us to be found in violation of applicable requirements. In addition, our employees may knowingly or inadvertently make use of these tools in ways that may not comply with our policies or other legal or contractual requirements, which may give rise to liability, or result in public exposure of personal information of our employees, clients, and others. Furthermore, negative posts or comments about us or our products in social media could seriously damage our reputation, brand image, and goodwill. Additionally, the use of artificial intelligence based software is increasing in the healthcare industry. As with many developing technologies, artificial intelligence based software presents risks and challenges that could affect its further development, adoption, and use, which could affect our business. If the analyses that artificial intelligence applications assist in producing are deficient or inaccurate, we could be subjected to competitive harm, potential legal liability, and brand or reputational harm. Use of artificial intelligence based software may also lead to the release of confidential proprietary information, which may impact our ability to realize the benefit of our intellectual property.
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

Risks Related to Regulations and Legislation
We identified a material weakness in our internal control over financial reporting in the fourth quarter of 2022. If we experience additional material weaknesses or other deficiencies, or if we are unable to remediate material weaknesses or other deficiencies identified in the future, or otherwise fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately or timely report our financial results, which could result in loss of investor confidence and adversely impact our stock price.
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
Internal controls related to the operation of technology systems are critical to maintaining adequate internal control over financial reporting. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, during the fourth quarter of 2022, management identified a material weakness in the design and operation of information technology general controls (ITGCs) related to user access and program change-management over certain information technology systems that support our financial reporting process, which was remediated during 2023 as described in Part II, Item 9A of this Annual Report on Form 10-K. Our ability to comply with the annual internal control report requirements will depend on the effectiveness of our financial reporting and data systems and controls across our company. We expect these systems and controls to involve significant expenditures and may become more complex as our business grows. To effectively manage this complexity, we will need to continue to improve our operational, financial, and management controls, and our reporting systems and procedures. Our inability to successfully remediate any future material weaknesses or other deficiencies in our internal control over financial reporting or any failure to implement required new or improved controls, or difficulties encountered in the implementation or operation of these controls, could harm our operating results and cause us to fail to meet our financial reporting obligations or result in material misstatements in our financial statements, which could limit our liquidity and access to capital markets, adversely affect our business and investor confidence in our financial statements, and adversely impact our stock price.
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
Prescott Group Management, L.L.C., First Light Asset Management, LLC, BlackRock Institutional Trust Company, N.A., and Mill Road Capital Management LLC beneficially owned approximately 20.5%, 12.6%, 5.9%, and 4.6% of our common stock, respectively, as of December 31, 2023. As a result of their ownership, these significant stockholders have the ability to influence the outcome of matters submitted to a vote of stockholders and, through our board of directors, the ability to influence decision making with respect to our business direction and policies. Mill Road Capital Management LLC currently has a representative sitting on our Board of Directors. These significant stockholders may have interests different from our other stockholders’ interests and may vote in a manner adverse to those interests. Matters over which these significant stockholders can, directly or indirectly, exercise influence include:
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
We are party to lawsuits in the normal course of business. For example, we are subject to claims that we have violated the guidelines and procedures that must be followed under federal and state laws. We may not ultimately prevail or otherwise be able to satisfactorily resolve any pending or future litigation, which may result in substantial costs of defense, damages or settlement. In the future, we may be required to alter our business practices or pay substantial damages or settlement costs as a result of litigation proceedings, which could adversely affect our business operations and results of operations.
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
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could have the effect of rendering more difficult or discouraging an acquisition deemed undesirable by our board of directors. Our corporate governance documents include the following provisions: establishing a classified board of directors so that not all members of our board are elected at one time; providing that directors may be removed by stockholders only for cause; authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our common stock; limiting the ability of our stockholders to call and bring business before special meetings and to take action by written consent in lieu of a meeting; limiting our ability to engage in certain business combinations with any “interested stockholder,” for a three-year period following the time that the stockholder became an interested stockholder; requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors; requiring a super majority vote for certain amendments to our amended and restated certificate of incorporation and amended and restated bylaws; and limiting the determination of the number of directors on our board of directors and the filling of vacancies or newly created seats on the board, to our board of directors then in office. These provisions, alone or together, could have the effect of delaying or deterring a change in control, could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.
ITEM 1B. Unresolved Staff Comments
None.

ITEM 1C. Cybersecurity
We are committed to maintaining robust oversight and governance of potential cybersecurity risks and to implementing processes and controls that help us identify, assess, manage, and mitigate such risks. To date, we have not experienced a cybersecurity threat or incident that has resulted in a material adverse impact to our business or operations. However, we cannot guarantee that we will not experience such a threat or incident in the future, given the increasing sophistication of those responsible for cybersecurity incidents. While we seek to detect and investigate unauthorized attempts and attacks against our network and to prevent their occurrence where practicable through our internal processes and tools, we remain potentially vulnerable to known or unknown threats. In some instances, we can be unaware of a threat or incident or its magnitude and effects. Further, there is increasing regulation regarding responses to cybersecurity incidents, including reporting to regulators, which could subject us to additional liability and reputational harm. See "Item 1A. Risk Factors" for more information on our cybersecurity risks.
We aim to incorporate and align with industry best practices throughout our cybersecurity program. Our cybersecurity strategy focuses on implementing effective and efficient controls, technologies and other processes to identify, assess, manage, and mitigate material cybersecurity risks. These include, among other things, having mechanisms in place to detect and monitor unusual network activity, utilizing vulnerability assessment scans and tools, and conducting external and internal penetration tests and security assessments. We engage a third party expert to assist with numerous aspects of our cybersecurity program, including vulnerability assessment scans, penetration tests and security assessments. Additionally, from time to time, our internal audit function reviews and assesses various aspects of our cybersecurity program. We also engage in threat intelligence monitoring, including monitoring the dark web and zero-day vulnerability and attack information, and have processes in place to assess the potential cybersecurity impact or risk of any identified threats on our company, including potential impacts on our business partners and other parties with whom we share information. We actively engage with industry groups for peer benchmarking purposes and to stay current on best practices. We rely heavily on vendors and other third-party service providers in the conduct of our business operations, and a cybersecurity incident at a vendor or other third-party service provider could have a material and adverse impact on our business, results of operations and financial condition. We have further processes in place to assess the cybersecurity risks associated with our vendors and other third-party service providers, and we require such providers to take appropriate precautions to protect our data and to notify us promptly in the event of any known or suspected data breach or cyber incident.
Our cybersecurity program is integrated into our broader approach to risk management, and ultimate oversight for the program sits with our Board of Directors. The Board of Directors is aided by its Audit Committee, which regularly reviews our cybersecurity program with management and reports to the Board of Directors. Review of cybersecurity risks and internal audits regarding information security are conducted by the Audit Committee on a quarterly basis, or more frequently as determined to be necessary or advisable.
Our VP Information Security Officer (VPISO) runs our cybersecurity program. Our VPISO, who holds numerous cybersecurity and related certifications, including Certified Information Systems Security Professional, reports to our Chief Financial Officer (CFO). Our VPISO and CFO have extensive experience assessing and managing cybersecurity programs and cybersecurity risk. They regularly report directly to the Audit Committee or the Board of Directors on our cybersecurity program and our efforts to identify, assess, manage, and mitigate cybersecurity incidents. In addition, we have an escalation process in place to inform senior management and the Board of Directors of any material issues as they arise.
ITEM 2. Properties
Facilities
As of December 31, 2023, we operated four separate office locations throughout the United States. Our Plantation, Florida facility serves as our corporate headquarters.
We believe that our facilities are adequate for current operations and that additional space will be available as required. See Note 4 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for information regarding our lease obligations.

ITEM 3. Legal Proceedings
We are involved in various legal proceedings that arise from our normal business operations from time to time. The outcome of any such legal proceedings, regardless of the merits, is inherently unpredictable. Legal proceedings, including litigation, government investigations and enforcement actions, can result in significant costs and occupy significant management resources. We do not expect any such current legal proceedings to have a material adverse impact on our business or financial condition.
ITEM 4. Mine Safety Disclosures
Not applicable.

PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Trading Symbol
Shares of Performant currently trade on the NASDAQ under the trading symbol PFMT.
Stockholders
As of December 31, 2023, we had approximately 16 holders of record of our common stock and we believe a greater number of shareholders who hold shares through brokers, banks or other nominees.
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
Stock Performance Graph
Our stock performance graph is set forth in our 2023 Proxy Statement, which information is incorporated by reference herein.
Unregistered Sales of Equity Securities
Not applicable.
Use of Proceeds
Not applicable.
Issuer Purchases of Equity Securities
None.
ITEM 6. [Reserved]

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Overview
We support healthcare payers in identifying, preventing, and recovering waste and improper payments by leveraging advanced technology, analytics and proprietary data assets. We work with leading national and regional healthcare payers to provide eligibility-based, also known as coordination-of-benefits (COB) services, as well as claims-based services, which includes the audit and identification of improperly paid claims. We are a leading provider of these services in both government and commercial healthcare markets. We also provide advanced reporting capabilities, support services, customer care, and stakeholder training programs designed to mitigate future instances of improper payments.
Our revenue model is generally success-based as we earn fees based on the aggregate amount of funds that we enable our clients to recover from our services. Our services do not require significant upfront investments by our clients and we offer our clients the opportunity to recover significant funds that may otherwise be lost. Since our model is based upon the success of our efforts, our business objectives are aligned with those of our clients and we are generally not reliant on their spending budgets.
Sources of Revenues
We derive a substantial portion of our revenues from services provided to our clients in the healthcare market. We also derive revenues from our outsourced call center services.

	Year Ended December 31,
	2023	2022
	(in thousands)
Eligibility-based	$61,179	$53,284
Claims-based	45,265	41,382
Healthcare Total	106,444	94,666
Recovery	33	241
Customer Care / Outsourced Services	7,266	14,277
Total Revenues	$113,743	$109,184
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
In 2016, we were awarded two new RAC contracts with CMS. We received the contract to audit improper payments for claims made under Medicare Parts A and B in Region 1, which consists of eleven states (Connecticut, Michigan, Indiana, Maine, Massachusetts, New Hampshire, New York, Ohio, Kentucky, Rhode Island and Vermont), and the contract for Region 5, which involves post-payment review of claims related to DMEPOS and home health and hospice across the U.S. The Region 5 contract has a nine-year term, consisting of one base year and eight additional one-year options. In March 2021, we were re-awarded the CMS Region 1 contract with a term of eight-and-a-half years. The fees that we receive for identifying improper payments from CMS under these contracts are entirely contingency-based, and the contingency-fee percentage depends on the methods of recovery, and, in some cases, the type of improper payment that we identify.

In November 2022, we were awarded the RAC contract to audit improper payments for claims made under Medicare Parts A and B in Region 2, which consists of 14 states (Illinois, Minnesota, Wisconsin, Nebraska, Iowa, Kansas, Missouri, Colorado, New Mexico, Texas, Oklahoma, Arkansas, Louisiana, and Mississippi). Our RAC contract for Region 2 has a term of eight-and-a-half years.
In 2017, we were awarded the national exclusive MSP contract by CMS. Under this MSP contract, we are responsible for coordination-of-benefits claims, which includes identifying and recovering payments in situations where Medicare should not be the primary payer of healthcare claims because a beneficiary has other forms of insurance coverage, such as through an employer group health plan or certain other payers. We were re-awarded this contract in December 2022 and commenced operations in March 2023. This contract has a six-year term, consisting of one base year and five additional one-year options.
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

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(in thousands)
Government	$49,902	$58,155	$(8,253)	(14)%
Commercial	56,542	36,511	20,031	55%
Total Healthcare revenues	$106,444	$94,666	$11,778	12%
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

Costs Associated with Commencing New Contracts
When we obtain an engagement with a new client or a new contract with an existing client, it typically takes a long period of time to plan our services in detail, which includes integrating our technology, processes and resources with the client’s operations and hiring new employees, before we receive any revenues from the new client or new contract. Due to the upfront costs we incur in connection with the implementation of new contracts, which may not be recoverable in the event of contract termination, and the delays we face in recognizing initial revenue from any such new contracts, our profitability can be negatively impacted by any delays associated with new contract implementations. Our clients may also experience delays in obtaining approvals or managing protests from unsuccessful bidders or delays associated with system implementations, as we had experienced before with certain clients. We may incur upfront implementation expenses without receiving corresponding revenue under a contract award that is subsequently terminated as a result of a successful protest from an unsuccessful bidder. If we are not able to pay the upfront expenses out of cash from operations or availability of borrowings under our lending arrangements, we may need to scale back our operations or alter our business plans, either of which could have a negative effect on future revenues that we may earn under any such new client or new contract engagements.
Claims Volume
The number of claims that we are allowed or permitted to audit on behalf of our healthcare clients within our claims-based services has a direct impact on our revenues. Most of our contracts in our claims-based services permit our clients to unilaterally change the amount of claims that we are able to audit on the client’s behalf at any given time. Further, the type and scale of claims which are deemed permissible for us to audit by certain of our healthcare clients may change from time-to-time. Non-permissible claims may result from client product lines which are determined by our clients to be out of scope of our audit services, claims related to excluded providers or excluded provider groups, changes in policy, or other factors such as geographies disrupted by natural disasters or a global pandemic like the COVID-19 pandemic. For example, the COVID-19 pandemic had a negative impact on overall hospital utilization rates in the United States. This negative impact on overall hospital utilization rates caused delays with the healthcare industry as a whole, which in turn has had a negative impact on our healthcare business.
The level of claims volume provided by our healthcare clients also impacts the revenues we earn from our eligibility-based services. To the extent the claim volume that we are allowed or permitted to audit on behalf of our healthcare clients is negatively impacted by any of the factors set forth above, our revenues and results of operations will be adversely impacted.
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
We have applied the as-invoiced practical expedient and the variable consideration allocation exception to contracts with performance obligations that have an average remaining duration of less than one year.
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
For healthcare claims audit contracts, we may recognize revenue upon delivering our findings from claims audits to our clients, when sufficient reliable information is available for estimating the variable consideration earned.
For eligibility-based or COB contracts, we may recognize revenue upon delivering our findings to our clients or to our client’s counterparties (insurance companies or other responsible parties that appear to have primary responsibility to pay the claims).
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
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in cash used in operating activities in our consolidated statements of cash flows. We determine the allowance for credit losses for our trade accounts receivables. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for credit losses was $0 at each of December 31, 2023 and 2022, respectively.
Contract assets totaled $10.9 million and $11.5 million as of December 31, 2023 and December 31, 2022, respectively. Contract assets relate to our right to consideration for services completed but not invoiced at the reporting date, and receipt of payment is conditional upon factors other than the passage of time.
Contract assets primarily consist of commissions we estimate we have earned from claim audit findings submitted to healthcare clients. Contract assets are recorded to accounts receivable when our right to payment becomes unconditional, which is generally when healthcare providers have paid our clients. There was no impairment loss related to contract assets for the years ended December 31, 2023 and 2022.
Contract liabilities totaled $0.5 million and $0.4 million as of December 31, 2023 and 2022, respectively.

Our clients' healthcare providers have the right to appeal claims audit findings and may pursue additional appeals if the initial appeal is found in favor of healthcare clients. For COB contracts, insurance companies or other responsible parties may dispute our findings regarding our clients not being the primary payer of healthcare claims. Total estimated liability for appeals and disputes was $0.6 million and $1.1 million as of December 31, 2023 and 2022, respectively. This represents our best estimate of the amount probable of being refunded to our healthcare clients.
We determined that we did not have any material costs related to obtaining or fulfilling a contract that are recoverable and as such, those contract costs were expensed as incurred.
Results of Operations
Year Ended December 31, 2023 compared to the Year Ended December 31, 2022
The following table represents our historical operating results for the periods presented:

	Year Ended December 31,
	2023	2022	$ Change	% Change
	(in thousands)
Consolidated Statements of Operations Data:
Revenues	$113,743	$109,184	$4,559	4%
Operating expenses:
Salaries and benefits	90,447	85,312	(5,135)	(6)%
Other operating expense	29,424	30,772	1,348	4%
Total operating expenses	$119,871	$116,084	$(3,787)	(3)%
Loss from operations	$(6,128)	$(6,900)	$772	11%
Gain on sale of certain recovery contracts	3	382	(379)	(99)%
Gain on sale of land and buildings	—	1,120	(1,120)	100%
Interest expense	(1,974)	(1,007)	(967)	(96)%
Interest income	240	—	240	100%
Loss before provision for income taxes	$(7,859)	$(6,405)	$(1,454)	(23)%
Provision for income taxes	(340)	132	472	358%
Net Loss	$(7,519)	$(6,537)	$(982)	(15)%
Revenues
Total revenues were $113.7 million for the year ended December 31, 2023, an increase of $4.6 million or 4%, compared to total revenues of $109.2 million for the year ended December 31, 2022.
Healthcare revenues were $106.4 million for the year ended December 31, 2023, representing an increase of $11.8 million, or 12%, compared to the year ended December 31, 2022. This increase in healthcare revenues was primarily attributable to the continued growth from our fully implemented statements of work, as well as numerous new program implementations. Revenues from claims-based services during the year ended December 31, 2023 were $45.3 million, or 9% higher than the year ended December 31, 2022. Revenues from eligibility-based services during the year ended December 31, 2023 were $61.2 million, or 15%, higher than the year ended December 31, 2022.
Customer Care / Outsourced Services revenues were $7.3 million for the year ended December 31, 2023, representing a decrease of $7.0 million, or 49%, compared to the year ended December 31, 2022. The decrease was primarily due to a decrease in demand for our outsourced services primarily related to reduced call center volumes associated with the paused federal student loan programs.

Salaries and Benefits
Salaries and benefits expense was $90.4 million for the year ended December 31, 2023, an increase of $5.1 million, or 6%, compared to salaries and benefits expense of $85.3 million for the year ended December 31, 2022. The increase in salaries and benefits expense was primarily driven by a change in the composition of our employee base to support the growth in our healthcare services, partially offset by a reduction in headcount for our customer care / outsourced services.
Other Operating Expense
Other operating expense was $29.4 million for the year ended December 31, 2023, a decrease of $1.3 million, or 4%, compared to other operating expense of $30.8 million for the year ended December 31, 2022. The decrease in other operating expenses was primarily due to lower lease expenses as we downsized office facilities during the year.
Gain on Sale of Land and Buildings
Gain from the sale of land and buildings was $1.1 million for the year ended December 31, 2022. We sold two office buildings and the related land that were previously utilized by employees working on legacy recovery contracts.
Loss from Operations
As a result of the factors described above, loss from operations was $6.1 million for the year ended December 31, 2023, compared to loss from operations of $6.9 million for the year ended December 31, 2022, representing a decrease in the loss from operations of $0.8 million.
Interest Expense
Interest expense was $2.0 million for the year ended December 31, 2023 compared to $1.0 million for the year ended December 31, 2022, representing an increase of 96%. This increase was due primarily to the write off of debt issuance costs in connection with the refinancing of our prior credit agreement in October 2023 as well as higher interest rates, partially offset by a lower principal balance.
Income Taxes
The income tax benefit was $0.3 million for the year ended December 31, 2023 compared to an income tax expense of $0.1 million for the year ended December 31, 2022. Our effective income tax rate increased to 4% for the year ended December 31, 2023 from (2)% for the year ended December 31, 2022. The increase in the effective tax rate was primarily driven by the change in tax components that were applicable in 2023 and not 2022. These items include benefits realized, related to the recognition of previously unrecognized tax benefits as a result of an audit closing, and receipt of interest on tax refunds during the year.
Net Loss
As a result of the factors described above, net loss was $7.5 million for the year ended December 31, 2023, which represented an increase in net loss of $1.0 million compared to net loss of $6.5 million for the year ended December 31, 2022.
Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations and cash and cash equivalents on hand. Cash and cash equivalents, which includes restricted cash and consists primarily of cash on deposit with banks, totaled $7.3 million as of December 31, 2023, compared to $23.5 million as of December 31, 2022. The $16.1 million decrease in the balance of our cash and cash equivalents was primarily due to $4.1 million used in investing activities and $15.9 million used in financing activities as a result of the refinancing of our prior credit agreement in October 2023, partially offset by $3.9 million provided by operating activities during 2023.

On October 27, 2023, we entered into a new credit agreement with Wells Fargo Bank, National Association (the "Credit Agreement"). The Credit Agreement includes a $25 million revolving loan commitment, subject to borrowing base limitations based on a percentage of applicable eligible receivables and contract assets, of which $5.0 million was advanced on the closing date of the Credit Agreement. A portion of the revolving loan commitment of up to $2.5 million is available for the issuance of letters of credit. As of December 31, 2023, $5.0 million was outstanding under the Credit Agreement and we had $17.5 million of additional borrowings available under this revolving loan commitment.
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
Our Credit Agreement contains, and any agreements to refinance our debt likely will contain, certain financial covenants, including the maintenance of minimum fixed charge coverage ratio and total debt to EBITDA ratio, as well as restrictive covenants that require us to limit our ability to incur additional debt, including to finance future operations or other capital needs, and to engage in other activities that we may believe are in our long-term best interests, including to dispose of or acquire assets. As of December 31, 2023, we were in compliance with all financial covenants under the Credit Agreement. However, conditions may change for a variety of reasons in the future that may affect our ability to maintain compliance with our financial or restrictive covenants. Our failure to comply with these financial covenants or the restrictive covenants may result in an event of default, which, if not cured or waived, could accelerate the maturity of our indebtedness or result in modifications to our credit terms.

	Year Ended December 31,
	2023	2022
	(in thousands)
Net cash provided by (used in) operating activities	$3,860	$(2,877)
Net cash (used in) provided by investing activities	(4,140)	1,731
Net cash (used in) provided by financing activities	(15,852)	5,061
Cash flows from operating activities
Cash provided by operating activities was $3.9 million for the year ended December 31, 2023, and was primarily a result of a decrease in income tax receivable and contract assets, partially offset by an increase in trade accounts receivable.
Cash used in operating activities was $2.9 million during the year ended December 31, 2022, and was primarily as a result of an increase in contract assets, and changes in other operating assets and liabilities, offset by a reduction in trade accounts receivable.
Cash flows from investing activities
Cash used in investing activities of $4.1 million for the year ended December 31, 2023 related to cash used in capital expenditures related to information technology software, data storage, hardware, telecommunication systems, and security enhancements to our information technology systems.
Cash provided by investing activities of $1.7 million during the year ended December 31, 2022 related to proceeds from the sale of land and buildings and the sale of certain recovery contracts, offset by cash used in capital expenditures related to information technology software, data storage, hardware, telecommunication systems, and security enhancements to our information technology systems.
Cash flows from financing activities
Cash used in financing activities of $15.9 million for the year ended December 31, 2023 was primarily attributable to $19.5 million in repayments of notes payable under our prior credit agreement and $1.2 million in debt issuance costs, offset by $5.0 million in borrowings from our new revolving loan facility.

Cash provided by financing activities of $5.1 million for the year ended December 31, 2022 was primarily attributable to $5.6 million of proceeds from exercise of outstanding warrants to purchase shares of our common stock, offset by $0.5 million in repayments of long-term loan payable.
Restricted Cash
As of December 31, 2023, restricted cash included in current assets on our consolidated balance sheet was $0.1 million.
Loan Payable
On October 27, 2023, we entered into the Credit Agreement with Wells Fargo Bank, National Association. The Credit Agreement includes a $25 million revolving loan commitment, subject to borrowing base limitations based on a percentage of applicable eligible receivables and contract assets, of which $5.0 million was advanced on the closing date of the Credit Agreement. A portion of the revolving loan commitment of up to $2.5 million is available for the issuance of letters of credit. Subject to certain customary exceptions, our existing and future, direct or indirect, domestic subsidiaries will be jointly and severally obligated as borrowers or guarantors for the obligations under the Credit Agreement. The obligations of the Company under the Credit Agreement are secured by liens on substantially all of our assets and each of our existing subsidiaries (and subject to customary exceptions, will be secured by the assets of future subsidiaries).
The Credit Agreement matures on October 27, 2026. A portion of the proceeds from the initial borrowing under the Credit Agreement were used, together with cash on hand, to repay our outstanding notes payable under our prior credit agreement, and to pay fees and expenses in connection with the Credit Agreement. As a result, all our outstanding obligations under our prior credit agreement have been paid.
We may, at our option, prepay borrowings under the Credit Agreement, in whole or in part, at any time and from time to time without premium or penalty (except in certain circumstances). Borrowings under the Credit Agreement are also subject to mandatory prepayment in the event that outstanding borrowings and letter of credit usage exceed the lesser of the aggregate revolving loan commitments and the borrowing base then in effect.
We may also increase commitments under the Credit Agreement in an aggregate principal amount of up to $10 million by obtaining additional commitments from lenders, subject to obtaining commitments from any participating lenders and certain other conditions. Under the Credit Agreement, loans generally may bear interest based on term SOFR (the secured overnight financing right) or an annual base rate, as applicable, plus, in each case, an applicable margin based on our average borrowing availability each quarter under the Credit Agreement that may range between 2.50% per annum and 3.00% per annum, in the case of term SOFR loans and between 1.50% per annum and 2.00% per annum in the case of base rate loans. In addition, a commitment fee of 0.50% per annum based on unused availability of the credit facility is also payable.
The Credit Agreement contains certain customary representations, warranties, and affirmative and negative covenants that restrict our ability to take certain actions, including, incurrence of indebtedness, creation of liens, making certain investments, mergers or consolidations, dispositions of assets, assignments, sales or transfers of equity in subsidiaries, repurchase or redemption of capital stock, entering into certain transactions with affiliates, or changing the nature of our business. The Credit Agreement also contains financial covenants, which require us to maintain a minimum amount of liquidity and a consolidated fixed charge coverage ratio of not less than 1.25 to 1.00, provided that the fixed charge coverage ratio is only applicable when borrowing availability falls below a certain threshold. The obligations under the Credit Agreement may be accelerated or the commitments terminated upon the occurrence of events of default under the Credit Agreement, which include payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, cross defaults to other material indebtedness, defaults arising in connection with changes in control, and other customary events of default.
As of December 31, 2023, we were in compliance with all financial covenants under the Credit Agreement.

Contractual Obligations
The following summarizes our contractual obligations as of December 31, 2023:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term loan payable	$5,000	$—	$5,000	$—	$—
Interest payments	1,434	478	956	—	—
Operating lease obligations	1,188	594	273	270	51
Purchase obligations	17,358	8,679	7,892	787	—
Total	$24,980	$9,751	$14,121	$1,057	$51

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
The following tables present a reconciliation of adjusted EBITDA and adjusted net income (loss) for the years ended December 31, 2023 and 2022 to actual net income (loss) for these periods:

	Year Ended December 31,
	2023	2022
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net income (loss)	$(7,519)	$(6,537)
Provision for (benefit from) income taxes	(340)	132
Interest expense (1)	1,974	1,007
Interest income	(240)	—
Stock based compensation	3,936	3,036
Depreciation and amortization	5,187	4,524
Severance expenses (3)	346	274
Non-core operating expenses (4)	52	10
Gain on sale of certain recovery contracts (5)	(3)	(382)
Gain on sale of land and buildings (6)	—	(1,120)
Adjusted EBITDA	$3,393	$944

	Year Ended December 31,
	2023	2022
	(in thousands)
Reconciliation of Adjusted Net Income (Loss):
Net income (loss)	$(7,519)	$(6,537)
Stock based compensation	3,936	3,036
Amortization of debt issuance costs (2)	857	95
Severance expenses (3)	346	274
Non-core operating expenses (4)	52	10
Gain on sale of certain recovery contracts (5)	(3)	(382)
Gain on sale of land and buildings (6)	—	(1,120)
Tax adjustments (7)	(1,427)	(526)
Adjusted net income (loss)	$(3,758)	$(5,150)

	Year Ended December 31,
	2023	2022
Adjusted Earnings (Loss) Per Diluted Share:
Net income (loss)	$(7,519)	$(6,537)
Plus: Adjusted items per reconciliation of adjusted net income (loss)	3,761	1,387
Adjusted net income (loss)	$(3,758)	$(5,150)
Adjusted earnings (loss) per diluted share	(0.05)	(0.07)
Diluted average shares outstanding	76,156	69,873
(1)Represents interest expense and amortization of debt issuance costs related to our Credit Agreement and prior credit agreement.
(2)Represents amortization of debt issuance costs related to our Credit Agreement and prior credit agreement.
(3)Represents severance expenses incurred in connection with a reduction in force for our nonhealthcare services.
(4)Represents professional fees related to strategic corporate development activities.
(5)Represents gain on the sale of certain non-healthcare recovery contracts.
(6)Represents gain on the sale of land and buildings in 2022.
(7)Represents tax adjustments assuming a marginal tax rate of 27.5% at full profitability.
Recent Accounting Pronouncements
See "New Accounting Pronouncements" in Note 1(s) of the Consolidated Financial Statements included in Part IV - Item 15 of this report.
ITEM 7A.    Quantitative and Qualitative Disclosures about Market Risk
We do not hold or issue financial instruments for trading purposes. We conduct all of our business in U.S. currency and therefore do not have any material direct foreign currency risk. We do have exposure to changes in interest rates with respect to the borrowings under our senior secured credit facility, which bear interest at a variable rate based on SOFR. For example, if the interest rate on our borrowings increased 100 basis points (1%) from the credit facility floor of 1.0%, our annual interest expense would increase by approximately $50 thousand.
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

ITEM 8. Financial Statements and Supplementary Data
Our consolidated financial statements and notes thereto and the report of Baker Tilly US, LLP are set forth in the Index to Financial Statements under Item 15, Exhibits, Financial Statement Schedules, and are incorporated herein by reference.
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
Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2023.
Management’s Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our consolidated financial statements for external purposes in accordance with U.S. GAAP. Under the supervision of, and with the participation of our Chief Executive Officer and Chief Financial Officer, management assessed the effectiveness of internal control over financial reporting based on the criteria established in “Internal Control Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "2013 COSO Framework").
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
During the course of 2023, our management took steps to remediate the material weakness in the design and operation of internal controls related to ITGCs in the areas of user access and program change-management over certain information technology systems that support our financial reporting processes previously identified in the fourth quarter of 2022. Based on these actions, we have concluded that, as of December 31, 2023, the identified material weakness has been remediated.
Our management assessment concluded that our internal control over financial reporting as of December 31, 2023 was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Baker Tilly US, LLP, an independent registered public accounting firm. Their report expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2023.
Changes in Internal Control over Financial Reporting
Other than the changes described above, there were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    Other Information
(b) During the three months ended December 31, 2023, no director or officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934) of our Company adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities, whether or not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable

PART III
ITEM 10.    Information About our Directors, Executive Officers, and Corporate Governance
This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies from the Registrant’s 2024 Annual Meeting of Stockholders.
ITEM 11.    Executive Compensation
This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies from the Registrant’s 2024 Annual Meeting of Stockholders.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies from the Registrant’s 2024 Annual Meeting of Stockholders.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies from the Registrant’s 2024 Annual Meeting of Stockholders.
ITEM 14. Principal Accounting Fees and Services
This Item is incorporated by reference to our definitive proxy statement on Schedule 14A, to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies from the Registrant’s 2024 Annual Meeting of Stockholders.

PART IV
ITEM 15. Exhibits, Financial Statement Schedules
(a) Financial Statements
(1) Financial Statements. The financial statements filed as part of this report are identified in the Index to Consolidated Financial Statements on page F-1.
(2) Financial Statement Schedules. See Item 15(c) below.
(3) Exhibits. See Item 15(b) below.
(b) Exhibits
The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

Exhibit Number	Description

3.1*	Third Amended and Restated Certificate of Incorporation of Registrant, effective as of August 15, 2012, as filed with the Secretary of State of the State of Delaware

3.2	Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.2(b) to the Company’s Registration Statement on Form S-1/A filed July 23, 2012)

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

10.2	Form of Change of Control Agreement, as amended (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1/A filed July 30, 2012)

10.3	Third Amended and Restated 2012 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed April 30, 2021)

10.4
Credit Agreement, dated as of October 27, 2023, among the Company and its subsidiaries party thereto, as borrows, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 1, 2023)

Exhibit Number	Description

21*	List of Subsidiaries

23.1*	Consent of Baker Tilly US, LLP, Independent Registered Public Accounting Firm

24*	Powers of Attorney (included in the signature page to this report)

31.1*	Rule 13a-14(a)/15d-14(a) Certification, executed by Simeon M. Kohl

31.2*	Rule 13a-14(a)/15d-14(a) Certification, executed by Rohit Ramchandani

32.1*	Furnished Statement of the Chief Executive Officer under 18 U.S.C. Section 1350

32.2*	Furnished Statement of the Chief Financial Officer under 18 U.S.C. Section 1350

97.1*	Performant Financial Corporation Incentive-Based Compensation Recoupment Policy

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Scheme

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*Filed herewith
(c) Financial Statements and Schedules
Schedules not listed above have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes hereto.
ITEM 16. Form 10-K Summary
Not applicable

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Performant Financial Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Performant Financial Corporation (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes and Schedule II – Valuation and Qualifying Accounts (collectively referred to as the "consolidated financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
Definition and Limitations of Internal Control Over Financial Reporting
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Revenue Recognition – Output Method
For the year ended December 31, 2023, the Company recognized revenue related to certain healthcare contracts using an output method based upon the date of delivering the results of claims audits and the expected future collections of such claims submitted.
As described in Note 1(k) of the Company’s consolidated financial statements, the Company may recognize revenue upon delivering the results of healthcare claims audits when sufficient reliable information is available to the Company for estimating variable consideration earned based on an output method that reasonably measures the Company’s satisfaction of its performance obligation. Recognition of revenue under this output method is highly judgmental as it requires an evaluation of when the Company believes it has enough experience with eligible contracts to recognize revenue under an output method. It also requires an estimate of expected future collections for claims submitted under each eligible contract. These estimates are dependent upon a number of factors, including the Company’s historical collections.
Auditing contracts under this output method of revenue recognition is complex and highly judgmental due to the variability and uncertainty associated with assessing eligibility for the output method as well as estimating amounts expected to be recovered for claims submitted. Changes in these estimates could have a significant effect on the amount of revenue recognized.
The primary procedures we performed to address this critical audit matter included:
•We obtained and reviewed contracts for each healthcare claims audit customer utilizing this output method
•We substantively tested management’s estimate of the historical collection activity and corresponding revenue recognition and contract asset. This included agreeing the inputs utilized by management to third party sources, testing the mathematical accuracy of management’s calculations and assessing the reasonableness of management’s revenue constraints and significant assumptions used in developing the constraints.
•For customers whose use of this output method was initiated during the year ended December 31, 2023 we reviewed management’s evaluation of the length and reasonableness of historical activity as a predictor of future collections such that the use of this output method was considered appropriate.
•We obtained an understanding, evaluated the design and implementation, and performed testing of operating effectiveness, of certain key controls that address the risks of material misstatements relating to revenue recognition for the healthcare contracts described above.
/s/ Baker Tilly US, LLP
We have served as the Company's auditor since 2018.
Atlanta, Georgia
March 13, 2024

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except per share amounts)

	As of December 31,
Assets	2023	2022
Current assets:
Cash and cash equivalents	$7,252	$23,384
Restricted cash	81	81
Trade accounts receivable, net of allowance for credit losses	17,584	15,794
Contract assets	10,879	11,460
Prepaid expenses and other current assets	3,651	3,665
Income tax receivable	335	3,123
Total current assets	39,782	57,507
Property, equipment, and leasehold improvements, net	9,724	10,897
Goodwill	47,372	47,372
Debt issuance costs	631	—
Right-of-use assets	531	2,057
Other assets	990	1,000
Total assets	$99,030	$118,833
Liabilities and Stockholders’ Equity
Current liabilities:
Current maturities of long-term loan payable, net of unamortized debt issuance costs of $0 and $17, respectively	$—	$983
Accrued salaries and benefits	7,924	6,938
Accounts payable	727	1,262
Other current liabilities	2,385	2,252
Contract liabilities	493	438
Estimated liability for appeals and disputes	601	1,106
Lease liabilities	250	1,228
Total current liabilities	12,380	14,207
Long-term loan payable, net of current portion and unamortized debt issuance costs of $0 and $316, respectively	5,000	18,184
Lease liabilities	295	1,076
Other liabilities	648	881
Total liabilities	18,323	34,348
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized, 500,000 shares at December 31, 2023 and 2022, respectively; issued and outstanding, 76,920 and 75,505 shares at December 31, 2023 and 2022, respectively	8	7
Additional paid-in capital	146,001	142,261
Accumulated deficit	(65,302)	(57,783)
Total stockholders’ equity	80,707	84,485
Total liabilities and stockholders’ equity	$99,030	$118,833
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)

	For the Years Ended December 31,
	2023	2022
Revenues	$113,743	$109,184
Operating expenses:
Salaries and benefits	90,447	85,312
Other operating expenses	29,424	30,772
Total operating expenses	119,871	116,084
Loss from operations	(6,128)	(6,900)
Gain on sale of certain recovery contracts	3	382
Gain on sale of land and buildings	—	1,120
Interest expense	(1,974)	(1,007)
Interest income	240	—
Loss before provision for (benefit from) income taxes	(7,859)	(6,405)
Provision for (benefit from) income taxes	(340)	132
Net loss	$(7,519)	$(6,537)

Net loss per share attributable to common shareholders (see Note 1)
Basic	$(0.10)	$(0.09)
Diluted	$(0.10)	$(0.09)
Weighted average shares (see Note 1)
Basic	76,156	72,937
Diluted	76,156	72,937
 See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, January 1, 2022	69,281	$7	$133,662	$(51,246)	$82,423
Common stock issued under stock plans	1,173	—	—	—	—
Stock-based compensation expense	—	—	3,036	—	3,036
Proceeds from exercise of stock warrants	5,051	—	5,563	—	5,563
Net loss	—	—	—	(6,537)	(6,537)
Balance, December 31, 2022	75,505	$7	$142,261	$(57,783)	$84,485
Common stock issued under stock plans, net of shares withheld for employee taxes	1,415	1	(196)	—	(195)
Stock-based compensation expense	—	—	3,936	—	3,936
Net loss	—	—	—	(7,519)	(7,519)
Balance, December 31, 2023	76,920	$8	$146,001	$(65,302)	$80,707
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(7,519)	$(6,537)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on disposal of assets	129	41
Depreciation and amortization	5,187	4,524
Right-of-use assets amortization	1,526	1,178
Stock-based compensation	3,936	3,036
Amortization of debt issuance costs	347	95
Loss on debt extinguishment	510	—
Gain on sale of certain recovery contracts	(3)	(382)
Gain on sale of land and buildings	—	(1,120)
Changes in operating assets and liabilities:
Trade accounts receivable	(1,790)	5,014
Contract assets	581	(3,347)
Prepaid expenses and other current assets	14	(588)
Income tax receivable	2,788	36
Other assets	10	(37)
Accrued salaries and benefits	986	(1,538)
Accounts payable	(535)	138
Contract liabilities and other current liabilities	188	(1,660)
Estimated liability for appeals and disputes	(505)	(84)
Lease liabilities	(1,759)	(1,361)
Other liabilities	(231)	(285)
Net cash provided by (used in) operating activities	3,860	(2,877)
Cash flows from investing activities:
Purchase of property, equipment, and leasehold improvements	(4,143)	(3,585)
Proceeds from sale of certain recovery contracts	3	382
Proceeds from sales of property, equipment, and leasehold improvements	—	4,934
Net cash (used in) provided by investing activities	(4,140)	1,731
Cash flows from financing activities:
Repayment of long-term loan payable	(19,500)	(500)
Debt issuance costs paid	(1,156)	(2)
Taxes paid related to net share settlement of stock awards	(196)	—
Proceeds from exercise of warrants	—	5,563
Borrowings from revolving loan	5,000	—
Net cash (used in) provided by financing activities	(15,852)	5,061
Net (decrease) increase in cash, cash equivalents and restricted cash	(16,132)	3,915
Cash, cash equivalents and restricted cash at beginning of year	23,465	19,550
Cash, cash equivalents and restricted cash at end of year	$7,333	$23,465

Reconciliation of the consolidated statements of cash flows to the consolidated balance sheets:
Cash and cash equivalents	$7,252	$23,384
Restricted cash	81	81
Total cash, cash equivalents and restricted cash at end of period	$7,333	$23,465
Supplemental disclosures of cash flow information:
Cash (received) paid for income taxes	$(3,052)	$250
Cash paid for interest	$1,291	$702
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2023 and 2022
1.    Summary of Significant Accounting Policies
(a)Organization and Basis of Presentation
Performant Financial Corporation (the "Company", "we", or "our") supports healthcare payers in identifying, preventing, and recovering waste and improper payments by leveraging advanced technology, analytics and proprietary data assets. The Company works with leading national and regional healthcare payers to provide eligibility-based, also known as coordination-of-benefits (COB) services, as well as claims-based services, which includes the audit and identification of improperly paid claims. The Company is a leading provider of these services in both government and commercial healthcare markets. The Company also provides advanced reporting capabilities, support services, customer care, and stakeholder training programs designed to mitigate future instances of improper payments.
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
(b)Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The Company consolidates entities in which it has a controlling financial interest, and as of December 31, 2023 and 2022 for the accompanying reporting periods, all of the Company’s subsidiaries are 100% owned. All intercompany balances and transactions have been eliminated in consolidation.
(c)Use of Estimates in the Preparation of Consolidated Financial Statements
The preparation of the consolidated financial statements in conformity with U.S. GAAP, requires management to make certain estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting periods and the reported amounts of assets and liabilities, primarily accounts receivable, contract assets, goodwill, right-of-use assets, contract liabilities, estimated liability for appeals and disputes, lease liabilities, other liabilities, provision for (benefit from) income taxes, and disclosure of contingent liabilities at the date of the consolidated financial statements. Actual results may differ from amounts presently estimated.
(d)Cash and Cash Equivalents
Cash and cash equivalents include demand deposits. The Company deposits cash and cash equivalents with high credit quality financial institutions and believes that any amounts in excess of insurance limitations to be at minimal risk. Cash and cash equivalents held at these accounts are currently insured by the Federal Deposit Insurance Corporation (FDIC) up to a maximum of $250,000. The Company's credit loss exposure in the event of failure of these financial institutions is represented by the difference between the FDIC limit and the total amounts on deposit.
The Company collects monies on behalf of certain clients. Cash is often held on behalf of the clients in various trust accounts and is subsequently remitted to the clients based on contractual agreements. Cash held in these trust accounts for contracting agencies is not included in the Company’s assets (Note 9(a)).

(e)Restricted Cash
At December 31, 2023 and 2022, restricted cash included in current assets on our consolidated balance sheet was $0.1 million and $0.1 million, respectively, held in the form of certificates of deposit, which serve as collateral for letters of credit that were primarily associated with the recovery business. The Company’s restricted cash is held with high credit quality financial institutions and believes any amounts in excess of the FDIC limit to be at minimal risk.
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
(g)Goodwill
The carrying amount of goodwill was $47.4 million as of December 31, 2023 and 2022, both of which were net of accumulated impairment loss of $34.2 million. Goodwill represents the excess of purchase price and related costs over the fair value assigned to the net assets of businesses acquired. Goodwill is reviewed for impairment annually in December, or more frequently if certain events or conditions arise during the year. There was no goodwill impairment for the years ended December 31, 2023 and 2022.
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
(i)System Developments
The Company follows the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Subtopic 350-40, Internal-Use Software, which specifies that costs incurred during the application stage of development should be capitalized. All other costs are expensed as incurred. During 2023 and 2022, costs of $3.4 million and $2.3 million, respectively, were capitalized for projects in the application stage of development. Amortization expense for completed projects during 2023 and 2022 were $4.3 million and $3.4 million, respectively.

(j)Debt Issuance Costs
Debt issuance costs represent loan and legal fees paid in connection with the issuance of long-term debt. Debt issuance costs associated with the Company’s secured revolving loan are deferred and amortized to interest expense over the term of the related loan using the straight-line method and are presented in assets on the Company’s consolidated balance sheet. For the term loan, debt issuance costs were deducted from current and long-term loan payable and amortized to interest expense under the effective interest method in accordance with key terms of the credit agreement.
(k)Revenues, Accounts Receivable, Contract Assets, Contract Liabilities, Estimated Liability for Appeals and Disputes
The Company generally derives its revenues primarily from providing audit, recovery, and analytics services. Revenues are recognized upon completion of these services for its customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.
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
The Company’s contracts generally contain a single performance obligation, delivered over time as a series of services that are substantially the same and have the same pattern of transfer to the client, as the promise to transfer the individual services is not separately identifiable from other promises in the contracts and, therefore, not distinct. Certain of the Company’s contracts contain more than one performance obligation and are delivered as of a point in time.
The Company’s contracts are composed primarily of variable consideration. Fees earned under the Company’s contracts consist primarily of contingency fees based on a specified percentage of the amount the Company enables its clients to recover. The contingency fee percentage for a particular recovery depends on the type of recovery or claim facilitated.
The Company may apply the as-invoiced practical expedient where its right to consideration corresponds directly to its right to invoice its clients, or the variable consideration allocation exception where the variable consideration is attributable to one or more, but not all, of the services promised in a series of distinct services that form part of a single performance obligation. As such the Company has elected the optional exemptions related to the as-invoiced practical expedient and the variable consideration allocation exception whereby the disclosure of the amount of transaction price allocated to the remaining performance obligations is not required.
The Company has applied the as-invoiced practical expedient or the variable consideration allocation exception to contracts with performance obligations that have an average remaining duration of less than one year.
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
For healthcare claims audit contracts, the Company may recognize revenue upon delivering its findings from claims audits to its clients, when sufficient reliable information is available for estimating the variable consideration earned.
For eligibility-based or COB contracts, the Company may recognize revenue upon delivering its findings to its clients' counterparties (insurance companies or other responsible parties that appear to have primary responsibility to pay the claims).
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
The following table presents revenue disaggregated by category for the years ended December 31, 2023 and 2022 (in thousands):

	Years Ended December 31,
	2023	2022
Eligibility-based	$61,179	$53,284
Claims-based	45,265	41,382
Healthcare Total	$106,444	$94,666
Recovery	33	241
Customer Care / Outsourced Services	7,266	14,277
Total Revenues	$113,743	$109,184
For the years ended December 31, 2023 and 2022, the Company had three and two different clients, respectively, with revenues that exceeded 10% of the Company’s total revenues. The dollar amount and percent of total revenue of each of the three clients are summarized in the table below (in thousands):

Year Ended December 31, 2023			Year Ended December 31, 2022
Rank	Revenue	Percent of total revenue	Rank	Revenue	Percent of total revenue
1	$49,902	44%	1	$58,155	53%
2	$15,718	14%	2	$12,004	11%
3	$11,867	10%
Accounts receivable from the top three clients were 68% of total trade accounts receivable at December 31, 2023, of which these clients comprised 33%, 20%, and 15% of total trade receivables. Accounts receivable from the top two customers were 47% of total trade receivables at December 31, 2022, of which one of these customers comprised 47% of total trade receivables.
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in cash provided by (used in) operating activities in the consolidated statements of cash flows. The Company determines the allowance for credit losses for its trade accounts receivables. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for credit losses was $0 for December 31, 2023 and 2022, respectively.

Contract assets were $10.9 million and $11.5 million as of December 31, 2023 and December 31, 2022, respectively. Contract assets relate to the Company’s rights to consideration for services completed but not invoiced at the reporting date, and receipt of payment is conditional upon factors other than the passage of time.
Contract assets primarily consist of commissions the Company estimates it has earned from claims audit findings submitted to healthcare clients. Contract assets are recorded to accounts receivable when the Company's right to payment becomes unconditional, which is generally when healthcare providers have paid our clients. There was no impairment loss related to contract assets for the years ended December 31, 2023 and 2022.
The Company had contract liabilities of $0.5 million as of December 31, 2023 and $0.4 million as of December 31, 2022.
Healthcare providers of our clients have the right to appeal claims audit findings and may pursue additional appeals if the initial appeal is found in favor of healthcare clients. For coordination-of-benefits, insurance companies or other responsible parties may dispute the Company’s findings regarding our clients not being the primary payer of healthcare claims. Total estimated liability for appeals and disputes was $0.6 million and $1.1 million as of December 31, 2023 and 2022, respectively. This represents the Company’s best estimate of the amount probable of being refunded to the Company’s healthcare clients.
The Company determined that it did not have any material costs related to obtaining or fulfilling a contract that are recoverable and as such, those contract costs were expensed as incurred.
(l)Prepaid Expenses and Other Current Assets
At December 31, 2023, prepaid expenses and other current assets were $3.7 million and included approximately $1.8 million related to prepaid software licenses and maintenance agreements, and $1.3 million for prepaid insurance. At December 31, 2022, prepaid expenses and other current assets were $3.7 million and included approximately $1.5 million related to prepaid software licenses and maintenance agreements, $1.8 million for prepaid insurance, and $0.4 million for various other prepaid expenses.
(m)Other Current Liabilities
At December 31, 2023, other current liabilities were $2.4 million and primarily included $2.1 million for services received for which we have not received an invoice. At December 31, 2022, other current liabilities were $2.3 million and primarily included $1.8 million for services received for which we have not received an invoice and, $0.5 million for accrued interest under the Company's prior credit agreement, estimated workers' compensation claims incurred but not reported, and third party fees and equipment financing payables.
(n)Legal Expenses
The Company recognizes legal fees related to litigation as they are incurred.
(o)Fair Value Measurements
The Company uses a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used when required to measure assets or liabilities at fair value. The Company determines the level within the fair value hierarchy in which the fair value measurements in their entirety fall. The categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
•Level 1 uses quoted prices in active markets for identical assets or liabilities.
•Level 2 uses quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the assets or liability, either directly or indirectly, for substantially the full term of the financial instruments.
•Level 3 uses significant unobservable inputs, which include management’s own assumption about the assumptions market participants would use in pricing the asset or liability. The amount of the total gains or losses for the period are included in earnings that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date.

At December 31, 2023 and 2022, the Company had no assets or liabilities subject to fair value measurements on a recurring basis.
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value (in thousands):

	December 31, 2023
	Carrying	Level 1		Level 2	Level 3	Fair Value
Assets:
Cash and cash equivalents	$7,252	$7,252		—	—	$7,252
Restricted cash	81	81		—	—	81
Liabilities:
Long term debt	$5,000	—	0	5,000	—	$5,000

	December 31, 2022
	Carrying	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash and cash equivalents	$23,384	$23,384	—	—	$23,384
Restricted cash	81	81	—	—	81
Liabilities:
Long term debt	$19,500	—	$19,500	—	$19,500
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
FASB ASC Topic 718 also requires that excess tax benefits recognized in equity related to stock option exercises are reflected as financing cash inflows. There was no income tax benefit resulting from the exercise of stock options in both 2023 and 2022.

(r)Loss per Share
For the years ended December 31, 2023 and 2022, basic loss per share is calculated by dividing net loss attributable to common shareholders by the sum of the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of common shares and dilutive common shares equivalents outstanding during the period. The Company’s common share equivalents consist of stock options, restricted stock units (RSUs), performance stock units, and warrants. When there is a loss in the period, dilutive common share equivalents are excluded from the calculation of diluted earnings per share, as their effect would be anti-dilutive.
The following table reconciles the basic to diluted weighted average shares outstanding using the treasury stock method (shares in thousands):

	Years Ended December 31,
	2023	2022
Weighted average shares outstanding – basic	76,156	72,937
Dilutive effect of common share equivalents	—	—
Weighted average shares outstanding – diluted	76,156	72,937
Since the Company was in a loss position for both periods presented, basic net loss per share is the same as diluted net loss per share, as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (shares in thousands):

	Years Ended December 31,
	2023	2022
Options to purchase common stock	72	250
RSUs	4,508	3,905
Total	4,580	4,155
(s)New Accounting Pronouncements
In February 2020, the Financial Accounting Standards Board (FASB) issued ASU 2020-02, “Financial Instruments - Credit Losses (Topic 326) and Leases (Topic 842) – Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 119 and Update to SEC Section on Effective Date Related to Accounting Standards Update No. 2016-02, Leases (Topic 842).” This ASU provides updated guidance on how an entity should measure credit losses on financial instruments, including trade receivables, held at the reporting date. The amendments make each Topic easier to understand and easier to apply by eliminating inconsistencies and providing clarifications. It also addresses transition and open effective date information for Topic 842. ASU 2016-13, ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-11 and ASU 2020-02 (collectively, “ASC 326”) are effective for public entities for fiscal years beginning after December 15, 2019, except for Smaller Reporting Companies. This ASU is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. The Company's adoption of this ASU on January 1, 2023, had no impact on our financial position, results of operations, or cash flows.
In December 2023, the FASB issued ASU 2023-09, "Improvements to Income Tax Disclosures", which enhances income tax disclosure requirements for all entities by requiring specified categories and greater disaggregation within the rate reconciliation table, disclosure of income taxes paid by jurisdiction, and providing clarification on uncertain tax positions and related financial statement impacts. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is assessing the impact of this ASU, and upon adoption, may be required to include certain additional disclosures in the notes to its financial statements.
2.    Property, Equipment, and Leasehold Improvements
Property, equipment, and leasehold improvements consist of the following (in thousands):

	December 31, 2023	December 31, 2022
Building and leasehold improvements	2,412	3,785
Furniture and equipment	1,659	3,094
Computer hardware and software	70,257	76,906
	74,328	83,785
Less accumulated depreciation and amortization	(64,604)	(72,888)
Property, equipment and leasehold improvements, net	$9,724	$10,897
Depreciation and amortization expense was $5.2 million and $4.5 million for the years ended December 31, 2023 and 2022, respectively.
The Company sold two buildings and related land in September of 2022, which resulted in a gain of $1.1 million.
3.    Credit Agreement
As of December 31, 2023, $5.0 million was outstanding under the Credit Agreement (see below) and the Company had $17.5 million of additional borrowings available under this revolving loan commitment. As of December 31, 2022, $19.5 million was outstanding under the credit agreement with MUFG Union Bank, N.A. (the "MUFG Credit Agreement"). The Company’s annual interest rate at December 31, 2023 and 2022, was 8.1% and 5.6%, respectively.
On October 27, 2023, the Company entered into a new credit agreement with Wells Fargo Bank, National Association (the “Credit Agreement”). The Credit Agreement includes a $25 million revolving loan commitment, subject to borrowing base limitations based on a percentage of applicable eligible receivables and contract assets, of which $5.0 million was advanced on the closing date. A portion of the revolving loan commitment of up to $2.5 million is available for the issuance of letters of credit. Subject to certain customary exceptions, the Company’s existing and future, direct or indirect, domestic subsidiaries will be jointly and severally obligated as borrowers or guarantors for the obligations under the Credit Agreement. The obligations of the Company under the Credit Agreement are secured by liens on substantially all of the assets of the Company and each of its existing subsidiaries (and subject to customary exceptions, will be secured by the assets of future subsidiaries).
The Credit Agreement matures on October 27, 2026. A portion of the proceeds from the initial borrowing under the Credit Agreement were used by the Company, together with cash on hand, to repay the MUFG Credit Agreement, and to pay fees and expenses in connection with the Credit Agreement. As a result, all outstanding obligations of the Company under the MUFG Credit Agreement have been paid.
The Company may, at its option, prepay borrowings under the Credit Agreement, in whole or in part, at any time and from time to time without premium or penalty (except in certain circumstances). Borrowings under the Credit Agreement are also subject to mandatory prepayment in the event that outstanding borrowings and letter of credit usage exceed the lesser of the aggregate revolving loan commitments and the borrowing base then in effect.
The Company may also increase commitments under the Credit Agreement in an aggregate principal amount of up to $10 million by obtaining additional commitments from lenders, subject to obtaining commitments from any participating lenders and certain other conditions. Under the Credit Agreement, loans generally may bear interest based on term SOFR (the secured overnight financing right) or an annual base rate, as applicable, plus, in each case, an applicable margin based on the Company’s average borrowing availability each quarter under the Credit Agreement that may range between 2.50% per annum and 3.00% per annum, in the case of term SOFR loans and between 1.50% per annum and 2.00% per annum in the case of base rate loans. In addition, a commitment fee of 0.50% per annum based on unused availability of the credit facility is also payable.

The Credit Agreement contains certain customary representations, warranties, and affirmative and negative covenants of the Company and its subsidiaries that restrict the Company’s and its subsidiaries’ ability to take certain actions, including, incurrence of indebtedness, creation of liens, making certain investments, mergers or consolidations, dispositions of assets, assignments, sales or transfers of equity in subsidiaries, repurchase or redemption of capital stock, entering into certain transactions with affiliates, or changing the nature of the Company’s business. The Credit Agreement also contains financial covenants, which require the Company to maintain a minimum amount of liquidity and a consolidated fixed charge coverage ratio of not less than 1.25 to 1.00, provided that the fixed charge coverage ratio is only applicable when borrowing availability falls below a certain threshold. The obligations under the Credit Agreement may be accelerated or the commitments terminated upon the occurrence of events of default under the Credit Agreement, which include payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, cross defaults to other material indebtedness, defaults arising in connection with changes in control, and other customary events of default. The Company was in compliance with all covenants as of December 31, 2023.
The MUFG Credit Agreement was entered into on December 17, 2021 with MUFG Union Bank, N.A. The MUFG Credit Agreement originally included a $20 million term loan commitment and a $15 million revolving loan commitment. On March 13, 2023, the Company entered into a First Amendment to the MUFG Credit Agreement which, among other things, terminated the revolving loan commitment in full and established a new maturity date for the term loan of December 31, 2024.
Under the MUFG Credit Agreement, after giving effect to the First Amendment, the term loan generally may bear interest based on term SOFR (the secured overnight financing right) or an annual base rate, as applicable, plus an applicable margin based on the Company’s leverage ratio each quarter that may range between 2.50% per annum and 4.00% per annum, in the case of term SOFR loans and between 1.50% per annum and 3.00% per annum in the case of base rate loans.
The MUFG Credit Agreement after giving effect to the First Amendment, also contained financial covenants, which required the Company to maintain, as of the last day of each fiscal quarter commencing (a) as of September 30, 2023, a total leverage ratio of not greater than (i) 10.00 to 1.00, (b) as of December 31, 2023 and as of the last day of each fiscal quarter thereafter, (i) a total leverage ratio of not greater than 2.50 to 1.00, and (ii) a fixed charge coverage ratio of not less than 1.20 to 1.00 and (c) prior to the earlier December 31, 2023 and the date that the Company’s leverage ratio is not greater than 2.50 to 1.00 and its fixed charge coverage ratio is not less than 1.20 to 1.00, a minimum amount of unrestricted cash subject to a perfected security interest in favor of MUFG Union Bank more specifically set forth in the MUFG Credit Agreement. Since all outstanding borrowings under the MUFG Credit Agreement have been paid, there were no financial covenants required to be met.
Outstanding debt obligations were as follows (in thousands):

	December 31, 2023	December 31, 2022
Term loan principal amount	$—	$19,500
Less: unamortized debt issuance costs	—	(333)
Term loan payable less unamortized debt issuance costs	—	19,167
Less: current maturities	—	(983)
Long-term term loan, net of current maturities	$—	$18,184
Borrowings under revolving loan	$5,000	$—
Long-term loan payable, net of current maturities	$5,000	$18,184
Debt issuance costs represent loan and legal fees paid in connection with the issuance of long-term debt. Debt issuance costs associated with the Company’s secured revolving loan are deferred and amortized to interest expense over the term of the related loan using the straight-line method and are presented in assets on the Company’s consolidated balance sheet. For the term loan, debt issuance costs were deducted from current and long-term loan payable and amortized to interest expense under the effective interest method in accordance with key terms of the credit agreement.

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
Operating lease expense was $0.9 million and $1.9 million for the years ended December 31, 2023 and 2022, respectively.
Cash paid for amounts included in the measurement of operating lease liabilities included in operating cash flows were $0.9 million and $2.1 million for the years ended December 31, 2023 and 2022, respectively.
Supplemental other information related to operating leases were as follows:

	2023		2022
Weighted Average Remaining Lease Term	3.0	years	2.2	years
Weighted Average Discount Rate	5.7%		6.2%
The following is a schedule, by years, of maturities of lease liabilities as of December 31, 2023 (in thousands):

Year Ending December 31,	Amount
2024	$273
2025	144
2026	66
2027	60
2028	51
Total undiscounted cash flows	594
Less imputed interest	(49)
Total	$545
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

Total stock-based compensation expense charged as salaries and benefits expense in the consolidated statements of operations was $3.9 million and $3.0 million for the years ended December 31, 2023 and 2022, respectively. The following table sets forth a summary of the Company's stock option activity for the years ended December 31, 2023 and 2022:

	Outstanding Options	Weighted average exercise price per share	Weighted average remaining contractual life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2022	1,593,101	$10.51	0.8	$7
Granted	—	—	—	—
Forfeited	(1,343,101)	10.55	—	—
Exercised	—	—	—	$—
Outstanding at December 31, 2022	250,000	$10.31	0.9	$20
Granted	—	—	—	—
Forfeited/expired	(178,000)	12.16	—	—
Exercised	—	—	—	—
Outstanding December 31, 2023	72,000	$5.74	1.0	$14
Vested, exercisable, and expected to vest (1) at December 31, 2023	72,000	$5.74	1.0	$14
Exercisable at December 31, 2023	72,000	$5.74	1.0	$14
(1) Options expected to vest reflect an estimated forfeiture rate.
The Company recognizes share-based compensation costs as expense on a straight-line basis over the option vesting period, which generally is four years.
There were no stock options granted during the years ended December 31, 2023 and December 31, 2022. The aggregate intrinsic value of our stock options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the years ended December 31, 2023 and 2022 was $0 for both years. At December 31, 2023 and 2022, there was no unrecognized stock-based compensation expense related to non-vested stock options.
There were no net cash proceeds from the exercise of stock options during 2023 and 2022.
If stock options had been granted during the years ended December 31, 2023 and December 31, 2022, the fair value of each option grant would have been estimated using the Black-Scholes-Merton option pricing model. Expected volatilities are calculated based on the historical volatility data of the Company over a term comparable to the expected term of the options issued. The expected term of the award is determined based on the average of the vesting term and the contractual term. Management monitors share option exercise and employee termination patterns to estimate forfeiture rates within the valuation model.

(b)Restricted Stock Units
The following table summarizes restricted stock unit activity for the years ended December 31, 2023 and 2022:

		Weighted
		average
	Number of	grant date
	Awards	fair value
Outstanding at January 1, 2022	2,935,351	$2.85
Granted	2,412,906	2.66
Forfeited	(270,674)	2.70
Vested and converted to shares	(1,172,977)	2.49
Outstanding at December 31, 2022	3,904,606	$2.85
Granted	2,260,707	2.50
Forfeited	(159,216)	3.29
Vested and converted to shares	(1,415,352)	2.44
Units withheld for taxes	(82,991)	2.26
Outstanding at December 31, 2023	4,507,754	$2.79
Expected to vest at December 31, 2023	3,966,824	$2.79
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
Certain of the RSUs that vested in 2023 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes and remitted the cash to the appropriate taxing authorities. The total shares withheld were approximately 83,000 shares for 2023 and were based on the value of the RSUs on their respective vesting dates as determined by the Company’s closing stock price. These net-share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.
At December 31, 2023 and 2022, there was $9.5 million and $8.4 million of compensation expense yet to be recognized related to non-vested restricted stock units. The unrecognized expense as of December 31, 2023 is expected to be recognized over the remaining weighted-average vesting period of 2.8 years. Restricted stock units vested during the years ended December 31, 2023 and 2022 were approximately 1,498,000 and 1,173,000 shares, respectively. Restricted stock units granted under the 2012 Plan generally vest over periods between one year and four years.
7.    Employee Benefit Plan
The Company has a 401(k) Salary Deferral Plan (the Plan) covering all full-time employees who have met certain service requirements. Employees may contribute a portion of their salary up to the maximum limit established by the Code for such plans. Employer contributions are discretionary. No matching contributions were made during 2023 and 2022.

8.    Income Taxes
The Company’s income tax (benefit) expense consists of the following (in thousands):

	December 31, 2023	December 31, 2022
Current:
Federal	$(433)	$163
State	93	4
	(340)	167
Deferred:
Federal	$—	$(15)
State	—	(20)
	—	(35)
Total income statement (benefit) expense	$(340)	$132

The reconciliation between the amount computed by applying the U.S. federal statutory rate of 21% for 2023 and 2022 to income before taxes and the Company's tax provision for 2023 and 2022 is as follows:

	For the Years Ended December 31,
	2023	2022
Federal income at the statutory rate	21%	21%
State income tax, net of federal benefit	(1)	—
Permanent differences	—	(1)
Work opportunity credit	—	2
Return to provision true-up	—	3
Stock-based compensation	(3)	(24)
Valuation allowance	(18)	—
Change in uncertain tax positions	2	(3)
Interest received on tax refund	3	—
Effective tax rate	4%	(2)%

The following table summarized the components of the Company's deferred tax assets and liabilities as of December 31, 2023 and 2022 (in thousands):

	2023	2022
Deferred tax assets
Vacation accrual	$475	$542
Non qualified stock options	469	725
State tax deferral	135	137
State tax credits	8	79
Net operating loss	7,172	6,148
Interest expense limitation	3,199	2,968
Lease liability	148	610
Appeals reserve	152	289
Federal tax credits	167	145
Other	374	507
Total deferred tax assets	12,299	12,150
Valuation allowance	$(11,619)	$(9,404)
Total deferred tax assets net of valuation allowance	680	2,746
Deferred tax liabilities:
Fixed assets	$(65)	$(1,577)
Right of use asset	(144)	(545)
Other	(471)	(624)
Total deferred tax liabilities	(680)	(2,746)
Net deferred tax liabilities	$—	$—
As of December 31, 2023, and 2022, the Company recorded a valuation allowance against deferred tax assets that are not more likely than not realizable based upon the assessment of all positive and negative evidence. The total amount of the valuation allowance at December 31, 2023 is $11.6 million, which is an increase of $2.2 million from the amount recorded as of December 31, 2022.
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
The Company has state tax credits of $8 thousand, which will begin to expire in 2024 and federal tax credits of $0.2 million. The Company has state net operating loss carryforwards of $54.9 million which will start to expire in 2024 and a federal net operating loss carryforward of $16.4 million which will be carried forward indefinitely.

The following table reconciles the Company’s unrecognized tax benefits as of December 31, 2023 from its unrecognized tax benefits as of December 31, 2022 (in thousands):

Unrecognized tax benefits balance at January 1, 2022	$397
Increase related to prior year tax positions	157
Increase related to current year tax positions	6
Lapse of statute of limitations	(51)
Unrecognized tax benefits balance at December 31, 2022	$509
Decrease related to prior year tax positions	(157)
Lapse of statute of limitations	(31)
Unrecognized tax benefits balance at December 31, 2023	$321
At December 31, 2023 and 2022, the Company had approximately $0.3 million and $0.5 million of unrecognized tax benefits, respectively. The Company released $0.2 million of unrecognized tax benefits after the Company received a tax authority final determination following the completion of an examination of the tax position. The Company records interest expense and penalties related to unrecognized tax benefits in income tax expense. The amount of accrued interest was $0.1 million and $0.1 million at December 31, 2023 and 2022, respectively. No penalties were recognized in 2023 or accrued at December 31, 2023, and 2022, respectively. The Company has unrecognized tax benefits of approximately $0.3 million which, if recognized, would favorably affect the Company’s effective income tax rate.
The Company files income tax returns with the U.S. federal government and various state jurisdictions. The Company is subject to federal income tax examinations based upon statute of limitations for tax years 2019 forward. The Company operates in a number of state and local jurisdictions, most of which have never audited the Company's records. Accordingly, the Company is subject to state and local income tax examinations based upon the various statutes of limitations in each jurisdiction. For tax years before 2019, the Company is no longer subject to Federal and certain other state tax examinations. The Company is not currently under examination in any jurisdiction.
9. Other Commitments and Contingencies
(a)Trust Funds
The Company collects payments from counterparties on behalf of certain of our COB clients, where our client is owed a refund because they are not the primary payer for a healthcare claim as the covered member has other forms of insurance coverage. These cash collections are held in trust in bank accounts controlled by the Company. The Company remits trust funds to the clients on a regular basis. The amount of cash held in trust and the related liability are separated from and not included in the Company’s consolidated financial statements. Cash held in trust for customers totaled $1.2 million and $1.7 million at December 31, 2023 and 2022, respectively.
(b)Litigation
The Company, during the ordinary course of its operations, has been named in various legal suits and claims, several of which are still pending. In the opinion of management and the Company’s legal counsel, such legal actions are not expected to have a material effect on the Company’s consolidated financial position or results of operations or cash flows.
10. Subsequent Events
The Company has evaluated subsequent events through the date these consolidated financial statements were issued and did not identify any events which require adjustments to the consolidated financial statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PERFORMANT FINANCIAL CORPORATION

By:	/s/ Simeon M. Kohl
Simeon M. Kohl
Chief Executive Officer

Date: March 13, 2024
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Simeon M. Kohl and Rohit Ramchandani, and each of them, his or her true and lawful attorneys-in-fact, each with full power of substitution, for him or her in any and all capacities, to sign any amendments to this report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact or their substitute or substitutes may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Simeon M. Kohl	Chief Executive Officer (Principal Executive Officer)	March 13, 2024
Simeon M. Kohl

/s/ Rohit Ramchandani	Chief Financial Officer	March 13, 2024
Rohit Ramchandani

/s/ James LaCamp	Director	March 13, 2024
James LaCamp

/s/ Bradley M. Fluegel	Director	March 13, 2024
Bradley M. Fluegel

/s/ William D. Hansen	Director	March 13, 2024
William D. Hansen

/s/ Eric Yanagi	Director	March 13, 2024
Eric Yanagi

/s/ Shantanu Agrawal	Director	March 13, 2024
Shantanu Agrawal

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2023 and 2022
Estimated allowance and liability for appeals and disputes (in thousands):

Description	Balance at Beginning of Period	Additions to (Reductions in) Appeals Reserve	Appeals Found in Providers Favor	Balance at End of Period
2023	$1,106	548	(1,053)	$601
2022	$1,190	1,296	(1,380)	$1,106

Deferred tax asset valuation allowance (in thousands):

Description	Balance at Beginning of Period	Additions	Releases	Balance at End of Period
2023	$9,404	2,215	—	$11,619
2022	$10,727	—	1,323	$9,404