Form 10-Q
period 2024-03-31
Performant Financial Corp
filed 2024-05-08
CIK 1550695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
The number of shares of Common Stock outstanding as of May 7, 2024 was 76,953,376.

PERFORMANT FINANCIAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2024
INDEX

i

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except par value amounts)

	March 31, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,788	$7,252
Restricted cash	—	81
Trade accounts receivable, net of allowance for credit losses	14,283	17,584
Contract assets	11,879	10,879
Prepaid expenses and other current assets	4,131	3,651
Income tax receivable	—	335
Total current assets	34,081	39,782
Property, equipment, and software, net	15,664	9,724
Goodwill	47,372	47,372
Debt issuance costs	588	631
Right-of-use assets	790	531
Other assets	743	990
Total assets	$99,238	$99,030
Liabilities and Stockholders’ Equity
Current liabilities:
Accrued salaries and benefits	6,074	7,924
Accounts payable	2,151	727
Other current liabilities	2,103	2,385
Contract liabilities	492	493
Estimated liability for appeals and disputes	591	601
Deferred asset acquisition payments	708	—
Lease liabilities	281	250
Total current liabilities	12,400	12,380
Long-term loan payable, net of current portion and unamortized debt issuance costs of $0 and $0, respectively	5,000	5,000
Deferred asset acquisition payments	3,010	—
Lease liabilities	525	295
Other liabilities	656	648
Total liabilities	21,591	18,323
Commitments and contingencies (note 3 and note 4)
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized, 500,000 shares at March 31, 2024 and December 31, 2023 respectively; issued and outstanding 76,920 and 76,920 shares at March 31, 2024 and December 31, 2023, respectively	8	8
Additional paid-in capital	146,958	146,001
Accumulated deficit	(69,319)	(65,302)
Total stockholders’ equity	77,647	80,707
Total liabilities and stockholders’ equity	$99,238	$99,030
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues	$27,334	$25,729
Operating expenses:
Salaries and benefits	23,221	22,449
Other operating expenses	8,034	7,069
Total operating expenses	31,255	29,518
Loss from operations	(3,921)	(3,789)
Gain on sale of certain recovery contracts	—	3
Interest expense	(186)	(414)
Interest income	106	—
Loss before provision for income taxes	(4,001)	(4,200)
Provision for income taxes	16	21
Net loss	$(4,017)	$(4,221)
Net loss per share
Basic	$(0.05)	$(0.06)
Diluted	$(0.05)	$(0.06)
Weighted average shares
Basic	76,920	75,505
Diluted	76,920	75,505
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2024					Three Months Ended March 31, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount				Shares	Amount
Balances at beginning of period	76,920	$8	$146,001	$(65,302)	$80,707	75,705	$7	$142,261	$(57,783)	$84,485
Stock-based compensation expense	—	—	957	—	957	—	—	798	—	798
Net loss	—	—	—	(4,017)	(4,017)	—	—	—	(4,221)	(4,221)
Balances at end of period	76,920	$8	$146,958	$(69,319)	$77,647	75,705	$7	$143,059	$(62,004)	$81,062
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(4,017)	$(4,221)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Loss on disposal of assets	29	32
Depreciation and amortization	1,398	1,247
Right-of-use assets amortization	108	1,263
Stock-based compensation	957	798
Interest expense from debt issuance costs	58	35
Gain on sale of certain recovery contracts	—	(3)
Changes in operating assets and liabilities:
Trade accounts receivable	3,301	158
Contract assets	(1,000)	2,467
Prepaid expenses and other current assets	(480)	42
Income tax receivable	335	40
Other assets	325	(194)
Accrued salaries and benefits	(1,850)	(1,120)
Accounts payable	1,424	(291)
Contract liabilities and other current liabilities	(365)	(673)
Estimated liability for appeals and disputes	(10)	(243)
Lease liabilities	(106)	(1,492)
Other liabilities	7	6
Net cash provided by (used in) operating activities	121	(2,149)
Cash flows from investing activities:
Purchase of property, equipment, and software	(3,652)	(909)
Proceeds from sale of certain recovery contracts	—	3
Net cash used in investing activities	(3,652)	(906)
Cash flows from financing activities:
Repayment of long-term loan payable	—	(7,750)
Debt issuance costs paid	(14)	(244)
Net cash used in financing activities	(14)	(7,994)
Net decrease in cash, cash equivalents and restricted cash	(3,545)	(11,049)
Cash, cash equivalents and restricted cash at beginning of period	7,333	23,465
Cash, cash equivalents and restricted cash at end of period	$3,788	$12,416
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and cash equivalents	$3,788	$12,335
Restricted cash	—	81
Total cash, cash equivalents and restricted cash at end of period	$3,788	$12,416
Non-cash investing activities:
Deferred asset acquisition payments	$3,718	$—
Supplemental disclosures of cash flow information:
Cash (received) paid for income taxes	$(304)	$5
Cash paid for interest	$127	$582
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

1. Organization and Description of Business
(a) Basis of Presentation and Organization
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim unaudited consolidated financial statements furnished herein include all adjustments necessary (consisting only of normal recurring adjustments) for a fair presentation of our financial position at March 31, 2024 and December 31, 2023, the results of our operations for the three months ended March 31, 2024 and 2023, and cash flows for the three months ended March 31, 2024 and 2023. Interim financial statements are prepared on a basis consistent with our annual consolidated financial statements. The interim financial statements included herein should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2023.
Performant Financial Corporation (the "Company", "we", or "our") supports payers in the healthcare industry in identifying, preventing, and recovering waste and improper payments by leveraging advanced technology, analytics and proprietary data assets. The Company works with leading national and regional healthcare payers to provide eligibility-based, also known as coordination-of-benefits (COB) services, as well as claims-based services, which include the audit and identification of improperly paid claims. The Company is a leading provider of these services in both government and commercial healthcare markets. The Company also provides advanced reporting capabilities, support services, customer care, and stakeholder training programs designed to mitigate future instances of improper payments.
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
For healthcare claims audit contracts, the Company may recognize revenue upon delivering its findings to its clients, when sufficient reliable information is available for estimating the variable consideration earned based on an output metric that reasonably measures the Company's satisfaction of it performance obligations.
For eligibility-based or COB contracts, the Company may recognize revenue upon delivering its findings to its clients' counterparties (e.g. insurance companies or other responsible parties that appear to have primary responsibility to pay the claims).
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

The following table presents revenue disaggregated by category for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Eligibility-based	$13,388	$12,480
Claims-based	12,412	10,412
Healthcare Total	25,800	22,892
Recovery	—	19
Customer Care / Outsourced Services	1,534	2,818
Total Revenues	$27,334	$25,729
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in cash used in operating activities in the consolidated statements of cash flows. The Company determines the allowance for doubtful accounts by specific identification. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for credit losses was $0 as of March 31, 2024 and December 31, 2023.
Contract assets were $11.9 million and $10.9 million as of March 31, 2024 and December 31, 2023, respectively. Contract assets relate to the Company’s rights to consideration for services completed but not invoiced at the reporting date, and receipt of payment is conditional upon factors other than the passage of time.
Contract assets primarily consist of commissions that the Company estimates it has earned from claims audit findings submitted to healthcare clients. Contract assets are recorded to accounts receivable when the Company's right to payment becomes unconditional, which is generally when healthcare providers have paid our clients. There was no impairment loss related to contract assets for the three months ended March 31, 2024 and 2023, respectively.
The Company had contract liabilities of $0.5 million as of March 31, 2024 and December 31, 2023, respectively.
Healthcare providers of our clients have the right to appeal claims audit findings and may pursue additional appeals if the initial appeal is found in favor of healthcare clients. For coordination-of-benefits services, insurance companies or other responsible parties may dispute the Company’s findings regarding our clients not being the primary payer of healthcare claims. Total estimated liability for appeals and disputes was $0.6 million as of March 31, 2024 and December 31, 2023, respectively. This represents the Company’s best estimate of the amount probable of being refunded to the Company’s healthcare clients.
(c) Prepaid Expenses and Other Current Assets
At March 31, 2024, prepaid expenses and other current assets were $4.1 million and included approximately $2.5 million related to prepaid software licenses and maintenance agreements, $1.0 million for prepaid insurance, and $0.6 million for various other prepaid expenses. At December 31, 2023, prepaid expenses and other current assets were $3.7 million and included approximately $1.8 million related to prepaid software licenses and maintenance agreements, $1.3 million for prepaid insurance, and $0.6 million for various other prepaid expenses.
(d) Impairment of Goodwill and Long-Lived Assets
The carrying amount of goodwill was $47.4 million as of March 31, 2024 and December 31, 2023, both of which were net of accumulated impairment loss of $34.2 million. Goodwill represents the excess of purchase price and related costs over the fair value assigned to the net assets of businesses acquired. Goodwill is reviewed for impairment annually in December, or more frequently if certain events or conditions arise during the year. There was no goodwill impairment for the three months ended March 31, 2024 and 2023.

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
Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There was no impairment during the three months ended March 31, 2024 and 2023.
(e) Other Current Liabilities
At March 31, 2024, other current liabilities were $2.1 million and primarily included $1.9 million for services received for which we have not received an invoice, $0.1 million for estimated workers' compensation claims incurred but not reported, and $0.1 million accrued interest for the borrowings under our revolving loan. At December 31, 2023, other current liabilities were $2.4 million and primarily included $2.1 million for services received for which we have not received an invoice.
(f) Acquisitions
The Company evaluates acquisitions of assets and other similar transactions to assess whether or not the transaction should be accounted for as a business combination or asset acquisition by first applying a screen test to determine whether substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets. If so, the transaction is accounted for as an asset acquisition. If not, further determination is required as to whether or not the Company has acquired inputs and processes that have the ability to create outputs, which would meet the definition of a business. Significant judgment is required in the application of the screen test to determine whether an acquisition is a business combination or an acquisition of assets.
Acquisitions meeting the definition of business combinations are accounted for using the acquisition method of accounting, which requires that the purchase price be allocated to the net assets acquired at their respective fair values. In a business combination, any excess of the purchase price over the estimated fair values of the net assets acquired is recorded as goodwill.
Asset acquisitions that are not deemed to be business combinations are measured and recognized based on the cost to acquire the assets, which includes direct costs related to the acquisition recorded in professional fees. Goodwill or bargain purchase is not recognized in asset acquisitions. Any difference between the fair value and cost of the assets acquired is allocated on a relative fair value basis to certain nonfinancial assets.
(g) New Accounting Pronouncements
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
2. Property, Equipment, and Software
Property, equipment, and software consist of the following at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Building and leasehold improvements	$2,261	$2,412
Furniture and equipment	1,479	1,659
Computer hardware and software	77,624	70,257
	81,364	74,328
Less accumulated depreciation and amortization	(65,700)	(64,604)
Property, equipment and software, net	$15,664	$9,724
Computer hardware and software included the acquisition of technology assets from a technology company in March 2024. The purchase agreement included deferred cash payments of approximately $3.7 million to be made over a three-year period, which are recorded in deferred asset acquisition payments on the consolidated balance sheet as of March 31, 2024. These payments were discounted to present values using our incremental borrowing rate.
Depreciation and amortization expense was $1.4 million and $1.2 million for the three months ended March 31, 2024 and 2023, respectively.
3. Credit Agreement
As of March 31, 2024 and December 31, 2023, $5.0 million and $5.0 million, respectively, was outstanding under the Company's revolving Credit Agreement (defined below) and the Company had $14.9 million of additional availability under the Credit Agreement. The annual interest rate for outstanding loans under the Credit Agreement at March 31, 2024 and December 31, 2023 was 7.9% and 8.1%, respectively.
On October 27, 2023, the Company entered into a credit agreement with Wells Fargo Bank, National Association (the “Credit Agreement”). The Credit Agreement includes a $25 million revolving loan commitment, subject to borrowing base limitations based on a percentage of applicable eligible receivables and contract assets, of which $5.0 million was advanced on the closing date of the Credit Agreement. A portion of the revolving loan commitment of up to $2.5 million is available for the issuance of letters of credit. Subject to certain customary exceptions, the Company’s existing and future, direct or indirect, domestic subsidiaries are, or will be, jointly and severally obligated as borrowers or guarantors for the obligations under the Credit Agreement. The obligations of the Company under the Credit Agreement are secured by liens on substantially all of the assets of the Company and each of its existing subsidiaries (and subject to customary exceptions, will be secured by the assets of future subsidiaries).
A portion of the proceeds from the initial borrowing under the Credit Agreement were used by the Company, together with cash on hand, to repay outstanding obligations under its prior credit agreement, and to pay fees and expenses in connection with the Credit Agreement.
The Credit Agreement matures and all outstanding borrowings are due on October 27, 2026.
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

The Company may also request an increase to the commitments under the Credit Agreement in an aggregate principal amount of up to $10 million, subject to obtaining commitments from any participating lenders and certain other conditions. Under the Credit Agreement, loans generally may bear interest based on term SOFR (the secured overnight financing right) or an annual base rate, as applicable, plus, in each case, an applicable margin based on the Company’s average borrowing availability each quarter under the Credit Agreement that may range between 2.50% per annum and 3.00% per annum, in the case of term SOFR loans and between 1.50% per annum and 2.00% per annum in the case of base rate loans. In addition, a commitment fee of 0.50% per annum based on unused availability of the credit facility is also payable.
The Credit Agreement contains certain customary representations, warranties, and affirmative and negative covenants of the Company and its subsidiaries that restrict the Company’s and its subsidiaries’ ability to take certain actions, including, incurrence of indebtedness, creation of liens, making certain investments, mergers or consolidations, dispositions of assets, assignments, sales or transfers of equity in subsidiaries, repurchase or redemption of capital stock, entering into certain transactions with affiliates, or changing the nature of the Company’s business. The Credit Agreement also contains financial covenants, which require the Company to maintain a minimum amount of liquidity and a consolidated fixed charge coverage ratio of not less than 1.25 to 1.00, provided that the fixed charge coverage ratio is only applicable when borrowing availability falls below a certain threshold. The obligations under the Credit Agreement may be accelerated or the commitments terminated upon the occurrence of events of default under the Credit Agreement, which include payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, cross defaults to other material indebtedness, defaults arising in connection with changes in control, and other customary events of default. The Company was in compliance with all covenants under the Credit Agreement as of March 31, 2024.
4. Leases
The Company has entered into various non-cancelable operating lease agreements for office facilities and equipment with lease periods expiring between 2024 and 2028. Certain of these arrangements have free rent periods and/or escalating rent payment provisions. As such, the Company recognizes rent expense under such arrangements on a straight-line basis. Some leases include options to renew. The Company does not assume renewals in its determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. The lease agreements do not contain any material residual value guarantees or material restrictive covenants. Leases with an initial term of twelve months or less are not recorded on the balance sheet.
Operating lease expense was $0.1 million and $0.3 million for the three months ended March 31, 2024 and 2023, respectively.
Cash paid for amounts included in the measurement of operating lease liabilities included in operating cash flows were $0.1 million and $0.2 million for the three months ended March 31, 2024 and 2023, respectively.
Supplemental other information related to operating leases were as follows:

	March 31, 2024		December 31, 2023
Weighted Average Remaining Lease Term (in years)	3.4	years	3.0	years
Weighted Average Discount Rate	6.7%		5.7%
The following is a schedule, by years, of maturities of lease liabilities as of March 31, 2024 (in thousands):

Year Ending December 31,	Amount
Remainder of 2024	$207
2025	$222
2026	$228
2027	$173
2028	$157
Total undiscounted cash flows	$987
Less imputed interest	$(181)
Present value of lease liabilities	$806

5. Stock-Based Compensation
(a) Stock Options
Total stock-based compensation expense charged as salaries and benefits expense in the consolidated statements of operations was $1.0 million and $0.8 million for the three months ended March 31, 2024 and 2023 respectively.
The following table sets forth a summary of the Company's stock option activity for the three months ended March 31, 2024:

	Outstanding Options	Weighted average exercise price per share	Weighted average remaining contractual life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	72,000	$5.74	1.00	$14
Granted	—	—		—
Forfeited	—	—		—
Exercised	—	—		—
Outstanding at March 31, 2024	72,000	$5.74	0.70	$12
Vested, exercisable, expected to vest(1) at March 31, 2023	72,000	$5.74	0.70	$12
Exercisable at March 31, 2024	72,000	$5.74	0.70	$12
 (1) Options expected to vest reflect an estimated forfeiture rate.
The Company recognizes share-based compensation costs as expense on a straight-line basis over the option vesting period, which generally is four years. As of March 31, 2024, all options have vested and there was no unrecognized compensation costs.
(b) Restricted Stock Units and Performance Stock Units
The following table summarizes restricted stock unit and performance stock unit activity for the three months ended March 31, 2024:

	Number of Awards	Weighted average grant date fair value per share
Outstanding at December 31, 2023	4,507,754	$2.79
Granted	1,035,455	2.73
Forfeited	(73,454)	3.04
Vested and converted to shares, net of units withheld for taxes	—	—
Units withheld for taxes	—	—
Outstanding at March 31, 2024	5,469,755	$2.78
Expected to vest at March 31, 2024	4,813,384	$2.78
Restricted stock units and performance stock units granted under the Performant Financial Corporation Amended and Restated 2012 Stock Incentive Plan generally vest over periods between one year and four years.
As of March 31, 2024, there was approximately $10.9 million of total unrecognized compensation cost related to unvested restricted stock units granted to employees. This unrecognized compensation cost is expected to be recognized over an estimated weighted-average amortization period of approximately 2.5 years.

6. Income Taxes
The Company's effective income tax rate was 0% for the three months ended March 31, 2024 and (1)% for the three months ended March 31, 2023. The primary driver of the effective income tax rate is the overall losses from operations for the three months ended March 31, 2024, for which no benefit is recognized due to valuation allowance, similar to the same period in the prior year.
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
7. Net Loss per Share
For the three months ended March 31, 2024 and 2023, basic loss per share is calculated by dividing net loss attributable to holders of common stock by the sum of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing net income available to holders of common stock by the weighted average number of shares of common stock and dilutive common share equivalents outstanding during the period. The Company’s common share equivalents consist of stock options, restricted stock units (RSUs), performance stock units, and warrants. When there is a loss in the period, dilutive common share equivalents are excluded from the calculation of diluted earnings per share, as their effect would be anti-dilutive.
The following table reconciles the basic to diluted weighted average shares outstanding using the treasury stock method (shares in thousands):

	Three Months Ended March 31,
	2024	2023
Weighted average shares outstanding – basic	76,920	75,505
Dilutive effect of stock options	—	—
Weighted average shares outstanding – diluted	76,920	75,505
Since the Company was in a loss position for both periods presented, basic net loss per share is the same as diluted net loss per share, as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (shares in thousands):

	March 31, 2024	March 31, 2023
Options to purchase common stock	72	154
RSUs	5,470	3,892
Total	5,542	4,046
8. Subsequent Events
The Company has evaluated subsequent events through the date these consolidated financial statements are filed with the Securities and Exchange Commission and identified the following event, which did not require adjustments to the consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
You should read the following discussion in conjunction with our consolidated financial statements (unaudited) and related notes included elsewhere in this report. This report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” under Item 1A of Part II of this report. In light of these risks, uncertainties and assumptions, the forward-looking events and trends discussed in this report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, our ability to generate revenue following long implementation periods associated with new customer contracts; the high level of revenue concentration among our largest customers; our client relationships and our ability to maintain such client relationships; many of our customer contracts are subject to periodic renewal, are not exclusive, do not provide for committed business volumes; downturns in domestic or global economic conditions and other macroeconomic factors; our ability to generate sufficient cash flows to fund our ongoing operations and other liquidity needs; our ability to hire and retain employees with specialized skills that are required for our healthcare business; anticipated trends and challenges in our business and competition in the markets in which we operate; the impact of COVID-19 on our business and operations, opportunities and expectations for the markets in which we operate; our ability to maintain compliance with the covenants in our debt agreements; the adaptability of our technology platform to new markets and processes; failure of our or third parties' operating systems and technology infrastructure could disrupt our operation and the threat of breach of the Company's security measures or failure or unauthorized access to confidential data that we possess; our growth strategy of expanding in our existing markets and considering strategic alliances or acquisitions; maintaining, protecting and enhancing our intellectual property; our expectations regarding future expenses; expected future financial performance; and our ability to comply with and adapt to industry regulations and compliance demands. The forward-looking statements in this report speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
Overview
We support payers in the healthcare industry in identifying, preventing, and recovering waste and improper payments by leveraging advanced technology, analytics and proprietary data assets. We work with leading national and regional healthcare payers to provide eligibility-based, also known as coordination-of-benefits (COB) services, as well as claims-based services, which includes the audit and identification of improperly paid claims. We are a leading provider of these services in both government and commercial healthcare markets. We also provide advanced reporting capabilities, support services, customer care, and stakeholder training programs designed to mitigate future instances of improper payments.
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

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Eligibility-based	$13,388	$12,480
Claims-based	12,412	10,412
Healthcare Total	25,800	22,892
Recovery	—	19
Customer Care / Outsourced Services	1,534	2,818
Total Revenues	$27,334	$25,729
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
In 2016, the Center for Medicare and Medicaid Services (CMS) awarded two new Medicare Recovery Audit Contractor (RAC) contracts to us for Regions 1 and 5. The RAC contract for Region 1 involves the audit of improper payments for claims made under Medicare Parts A and B in Region 1, which consists of eleven states (Connecticut, Michigan, Indiana, Maine, Massachusetts, New Hampshire, New York, Ohio, Kentucky, Rhode Island and Vermont). The RAC contract for Region 5 involves post-payment review of claims related to DMEPOS (Durable Medical Equipment, Prosthetics, Orthotics and Supplies) and home health and hospice on a nation-wide basis. The Region 5 RAC contract has a nine-year term, consisting of one base year and eight additional one-year options.
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
In 2017, CMS awarded the national exclusive MSP contract to us. Under this MSP contract, we are responsible for coordination-of-benefits claims, which includes identifying and recovering payments in situations where Medicare should not be the primary payer of healthcare claims because a beneficiary has other forms of insurance coverage, such as through an employer group health plan or certain other payers. We were re-awarded this contract in December 2022 and this contract has a six-year term, consisting of one base year and five additional one-year options.

In January 2022, the U.S. Department of Health and Human Services, Office of the Inspector General (HHS OIG) awarded the indefinite delivery, indefinite quantity contract to us, which has a base term of one year and four additional one-year options. Under this contract, we provide medical review and consultative services associated with the oversight activities of the HHS OIG, primarily assessing services and claims for Medicare fee-for-service payments for Part A and Part B. This contract was awarded via a full-and-open competitive procurement.
In the commercial healthcare market, we utilize our technology-enabled services platform to provide claims-based and eligibility-based services for commercial payers in the healthcare industry. Our experience from our contracts with CMS has helped establish our presence in the commercial healthcare market by providing us the opportunity to provide audit and eligibility services for several national and regional commercial health plans.
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
For healthcare claims audit contracts, we may recognize revenue upon delivering our findings to our clients, when sufficient reliable information is available for estimating the variable consideration earned based on an output metric that reasonably measures our satisfaction of its performance obligation.
For eligibility-based or COB contracts, we may recognize revenue upon delivering our findings to our clients or to our client’s counterparties (e.g. insurance companies or other responsible parties that appear to have primary responsibility to pay the claims).
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
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in cash used in operating activities in our consolidated statements of cash flows. We determine the allowance for credit losses for our trade accounts receivables. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for credit losses was $0 as of March 31, 2024 and December 31, 2023.
Contract assets totaled $11.9 million and $10.9 million as of March 31, 2024 and December 31, 2023, respectively. Contract assets relate to our right to consideration for services completed but not invoiced at the reporting date, and receipt of payment is conditional upon factors other than the passage of time.
Contract assets primarily consist of commissions that we estimate we have earned from claims audit findings submitted to healthcare clients. Contract assets are recorded to accounts receivable when our right to payment becomes unconditional, which is generally when healthcare providers have paid our clients. There was no impairment loss related to contract assets for the three months ended March 31, 2024 and 2023, respectively.
Contract liabilities totaled $0.5 million as of March 31, 2024 and December 31, 2023, respectively.
Our clients' healthcare providers have the right to appeal claims audit findings and may pursue additional appeals if the initial appeal is found in favor of healthcare clients. For COB contracts, insurance companies or other responsible parties may dispute our findings regarding our clients not being the primary payer of healthcare claims. Total estimated liability for appeals and disputes was $0.6 million as of March 31, 2024 and December 31, 2023, respectively. This represents our best estimate of the amount probable of being refunded to our healthcare clients.
Recent Accounting Pronouncements
See "New Accounting Pronouncements" in Note 1(g) of the Consolidated Financial Statements included in Part I - Item 1 of this report.

Results of Operations
Three Months Ended March 31, 2024 compared to the Three Months Ended March 31, 2023
The following table represents our historical operating results for the periods presented:

	Three Months Ended March 31,
	2024	2023	$ Change	% Change
	(in thousands)
Consolidated Statement of Operations Data:
Revenues	$27,334	$25,729	$1,605	6%
Operating expenses:
Salaries and benefits	23,221	22,449	(772)	(3)%
Other operating expenses	8,034	7,069	(965)	(14)%
Total operating expenses	31,255	29,518	(1,737)	(6)%
Loss from operations	(3,921)	(3,789)	(132)	(3)%
Gain on sale of certain recovery contracts	—	3	(3)	(100)%
Interest expense	(186)	(414)	228	55%
Interest income	106	—	106	—%
Loss before provision for income taxes	(4,001)	(4,200)	199	5%
Provision for income taxes	16	21	5	24%
Net loss	$(4,017)	$(4,221)	$204	5%
Revenues
Total revenues were $27.3 million for the three months ended March 31, 2024, an increase of approximately $1.6 million, or 6%, compared to total revenues of $25.7 million for the three months ended March 31, 2023.
Healthcare revenues were $25.8 million for the three months ended March 31, 2024, representing an increase of $2.9 million, or 13%, compared to the three months ended March 31, 2023. Revenues from eligibility-based services during the three months ended March 31, 2024 were $13.4 million, or 7% higher than the three months ended March 31, 2023. Revenues from claims-based services during the three months ended March 31, 2024 were $12.4 million, or 19% higher than the three months ended March 31, 2023. The increase in healthcare revenues was primarily driven by statements of work implemented for our commercial customers.
Customer Care / Outsourced Services revenues were approximately $1.5 million, representing a decrease of $1.3 million, or 46%, compared to the three months ended March 31, 2023. The change was due to a decrease in demand for our outsourced services.
Salaries and Benefits
Salaries and benefits expense was $23.2 million for the three months ended March 31, 2024, an increase of $0.8 million, or 3%, compared to salaries and benefits expense of $22.4 million for the three months ended March 31, 2023. The increase in salaries and benefits expense was in support of the continued growth of our healthcare services.
Other Operating Expenses
Other operating expenses were $8.0 million for the three months ended March 31, 2024, compared to $7.1 million for the three months ended March 31, 2023. This increase in other operating expenses was primarily due to an increase in our communication and postage expenses for our claims-based services.
Loss from Operations
As a result of the factors described above, loss from operations was $3.9 million for the three months ended March 31, 2024, compared to loss from operations of $3.8 million for the three months ended March 31, 2023.

Interest Expense
Interest expense was $0.2 million during the three months ended March 31, 2024, compared to $0.4 million for the three months ended March 31, 2023, representing a decrease of approximately $0.2 million. This decrease in interest expense is primarily due to a lower principal balance and lower interest rate during the three months ended March 31, 2024.
Income Taxes
We recognized an income tax expense of $16 thousand for the three months ended March 31, 2024, compared to an income tax expense of $21 thousand for the three months ended March 31, 2023. Our effective income tax rate was 0% for the three months ended March 31, 2024 and (1)% for the three months ended and March 31, 2023. The primary driver of the effective income tax rate is the overall losses from operations for the three months ended March 31, 2024 for which no benefit is recognized due to valuation allowance, similar to the same period in the prior year.
Net Loss
As a result of the factors described above, net loss was $4.0 million for the three months ended March 31, 2024, which represented a decrease in net loss of approximately $0.2 million, or 5%, compared to net loss of $4.2 million for the three months ended March 31, 2023.

Adjusted EBITDA and Adjusted Net Income (Loss)
To provide investors with additional information regarding our financial results, we have disclosed in the table below and within this report adjusted EBITDA and adjusted net income (loss), both of which are non-U.S. GAAP financial measures. We have provided a reconciliation below of adjusted EBITDA to net income (loss) and adjusted net income (loss) to net loss, the most directly comparable U.S. GAAP financial measure to these non-U.S. GAAP financial measures.
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
Because of these limitations, you should consider adjusted EBITDA and adjusted net income (loss) alongside other financial performance measures, including net income (loss) and our other U.S. GAAP results.
The following tables present a reconciliation of adjusted EBITDA and adjusted net income (loss) to actual net income (loss) for the three months ended March 31, 2024 and 2023, respectively:

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Adjusted EBITDA:
Net income (loss)	$(4,017)	$(4,221)
Provision for income taxes	16	21
Interest expense (1)	186	414
Interest income	(106)	—
Stock-based compensation	957	798
Depreciation and amortization	1,398	1,247
Severance expenses (3)	336	63
Other	—	(1)
Adjusted EBITDA	$(1,230)	$(1,679)

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Adjusted Net Income (Loss):
Net income (loss)	$(4,017)	$(4,221)
Stock-based compensation	957	798
Amortization of debt issuance costs (2)	58	35
Severance expenses (3)	336	63
Other	—	(1)
Tax adjustments (4)	(372)	(246)
Adjusted net income (loss)	$(3,038)	$(3,572)

	Three Months Ended March 31,
	2024	2023
	(in thousands)
Adjusted Net Income (Loss) Per Diluted Share:
Net income (loss)	$(4,017)	$(4,221)
Plus: Adjustment items per reconciliation of adjusted net income (loss)	979	649
Adjusted net income (loss)	$(3,038)	$(3,572)
Adjusted net income (loss) per diluted share	$(0.04)	$(0.05)
Diluted average shares outstanding	76,920	75,505

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

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, and cash and cash equivalents on hand. Cash and cash equivalents, which includes restricted cash and consists primarily of cash on deposit with banks, totaled $3.8 million as of March 31, 2024 compared to $7.3 million as of December 31, 2023. The $3.2 million decrease in the balance of our cash and cash equivalents from December 31, 2023 to March 31, 2024, was primarily due to $3.7 million used in investing activities, partially offset by $0.1 million provided by operating activities during 2024.
On October 27, 2023, we entered into a new credit agreement with Wells Fargo Bank, National Association (the "Credit Agreement"). The Credit Agreement includes a $25 million revolving loan commitment, subject to borrowing base limitations based on a percentage of applicable eligible receivables and contract assets, of which $5.0 million was advanced on the closing date of the Credit Agreement. A portion of the revolving loan commitment of up to $2.5 million is available for the issuance of letters of credit. As of March 31, 2024, $5.0 million was outstanding under the Credit Agreement and we had $14.9 million of additional borrowings available under this revolving loan commitment.
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
Our Credit Agreement contains, and any agreements to refinance our debt likely will contain, certain financial covenants, including (in the case of the Credit Agreement) to maintain a minimum amount of liquidity and a consolidated fixed charge coverage ratio that is only tested when borrowing availability falls below a certain threshold, as well as restrictive covenants that require us to limit our ability to incur additional debt, including to finance future operations or other capital needs, and to engage in other activities that we may believe are in our long-term best interests, including to dispose of or acquire assets. As of March 31, 2024, we were in compliance with all covenants under the Credit Agreement. However, conditions may change for a variety of reasons in the future that may affect our ability to maintain compliance with our financial or restrictive covenants. Our failure to comply with these covenants may result in an event of default, which, if not cured or waived, could accelerate the maturity of our indebtedness or result in modifications to our credit terms.
Cash flows from operating activities
Cash provided by operating activities was $0.1 million for the three months ended March 31, 2024, primarily as a result of a decrease in accounts receivable and an increase in accounts payable during the period, offset by a decrease in accrued salaries and benefits and an increase in contract assets. Cash used in operating activities was $2.1 million for the three months ended March 31, 2023, primarily as a result of the net loss, a decrease in accrued salaries and benefits, offset by a decrease in contract assets during the period.
Cash flows from investing activities
Cash used in investing activities of $3.7 million for the three months ended March 31, 2024 was primarily related to capital expenditures for software, data storage, hardware, telecommunication systems and security enhancements to our information technology systems. Cash used in investing activities for the three months ended March 31, 2023 was $0.9 million, primarily related to capital expenditures for information technology, data storage, hardware, telecommunication systems and security enhancements to our information technology systems.
Cash flows from financing activities
Cash used in financing activities was $0.0 million for the three months ended March 31, 2024. Cash used in financing activities of $8.0 million for the three months ended March 31, 2023 was primarily attributable to repayments of notes payable during the period.
Deferred Asset Acquisition Payments
In March 2024, we purchased technology assets from a technology company specializing in natural language processing and advanced domain analytics. The purchase agreement included deferred cash payments of approximately $3.7 million to be made over a three-year period, which is recorded in deferred asset acquisition payments on the consolidated balance sheet as of March 31, 2024. These payments were discounted to present values using our incremental borrowing rate.
Loan Payable
As of March 31, 2024, $5.0 million was outstanding under the Credit Agreement. The Company’s annual interest rate at March 31, 2024 was 7.9%.
On October 27, 2023, we entered into the Credit Agreement. The Credit Agreement includes a $25 million revolving loan commitment, subject to borrowing base limitations based on a percentage of applicable eligible receivables and contract assets, of which $5.0 million was advanced on the closing date of the Credit Agreement. A portion of the revolving loan commitment of up to $2.5 million is available for the issuance of letters of credit. Subject to certain customary exceptions, our existing and future, direct or indirect, domestic subsidiaries are or will be jointly and severally obligated as borrowers or guarantors for the obligations under the Credit Agreement. The obligations of the Company under the Credit Agreement are secured by liens on substantially all of our assets and each of our existing subsidiaries (and subject to customary exceptions, will be secured by the assets of future subsidiaries).
A portion of the proceeds from the initial borrowing under the Credit Agreement were used, together with cash on hand, to repay outstanding obligations under our prior credit agreement, and to pay fees and expenses in connection with the Credit Agreement.
The Credit Agreement matures and all outstanding borrowings are due on October 27, 2026.
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
We may also request an increase to the commitments under the Credit Agreement in an aggregate principal amount of up to $10 million, subject to obtaining commitments from any participating lenders and certain other conditions. Under the Credit Agreement, loans generally may bear interest based on term SOFR (the secured overnight financing right) or an annual base rate, as applicable, plus, in each case, an applicable margin based on our average borrowing availability each quarter under the Credit Agreement that may range between 2.50% per annum and 3.00% per annum, in the case of term SOFR loans and between 1.50% per annum and 2.00% per annum in the case of base rate loans. In addition, a commitment fee of 0.50% per annum based on unused availability of the credit facility is also payable.
The Credit Agreement contains certain customary representations, warranties, and affirmative and negative covenants of the Company and its subsidiaries that restrict the Company's and its subsidiaries' ability to take certain actions, including, incurrence of indebtedness, creation of liens, making certain investments, mergers or consolidations, dispositions of assets, assignments, sales or transfers of equity in subsidiaries, repurchase or redemption of capital stock, entering into certain transactions with affiliates, or changing the nature of the Company's business. The Credit Agreement also contains financial covenants, which require the Company to maintain a minimum amount of liquidity and a consolidated fixed charge coverage ratio of not less than 1.25 to 1.00, provided that the fixed charge coverage ratio is only applicable when borrowing availability falls below a certain threshold. The obligations under the Credit Agreement may be accelerated or the commitments terminated upon the occurrence of events of default under the Credit Agreement, which include payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, cross defaults to other material indebtedness, defaults arising in connection with changes in control, and other customary events of default.
As of March 31, 2024, we were in compliance with all covenants under the Credit Agreement.

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
Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2024.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the first quarter of 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Internal controls related to the operation of technology systems are critical to maintaining adequate internal control over financial reporting. As disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022, during the fourth quarter of 2022, management identified a material weakness in the design and operation of information technology general controls (ITGCs) related to user access and program change-management over certain IT systems that support our financial reporting process, which was remediated during 2023 as described in Part II, Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2023. Our ability to comply with the annual internal control report requirements will depend on the effectiveness of our financial reporting and data systems and controls across our company. We expect these systems and controls to involve significant expenditures and may become more complex as our business grows. To effectively manage this complexity, we will need to continue to improve our operational, financial, and management controls, and our reporting systems and procedures. Our inability to successfully remediate any future material weaknesses or other deficiencies in our internal control over financial reporting or any failure to implement required new or improved controls, or difficulties encountered in the implementation or operation of these controls, could harm our operating results and cause us to fail to meet our financial reporting obligations or result in material misstatements in our financial statements, which could limit our liquidity and access to capital markets, adversely affect our business and investor confidence in our financial statements, and adversely impact our stock price.
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
Prescott Group Management, L.L.C., First Light Asset Management, LLC, BlackRock Institutional Trust Company, N.A., and Mill Road Capital Management LLC beneficially owned approximately 20.5%, 12.6%, 5.9%, and 4.6% of our common stock, respectively, as of March 31, 2024. As a result of their ownership, these significant stockholders have the ability to influence the outcome of matters submitted to a vote of stockholders and, through our board of directors, the ability to influence decision making with respect to our business direction and policies. Mill Road Capital Management LLC currently has a representative sitting on our Board of Directors. These significant stockholders may have interests different from our other stockholders’ interests and may vote in a manner adverse to those interests. Matters over which these significant stockholders can, directly or indirectly, exercise influence include:
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
    None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
    None.
ITEM 4. MINE SAFETY DISCLOSURES
    Not Applicable.
ITEM 5. OTHER INFORMATION
(a)
Departure of Chief Accounting Officer
On May 3, 2024, the board of directors of the Company accepted Ian Johnston’s resignation from his position as Chief Accounting Officer of the Company, with such resignation effective as of May 7, 2024 (the “CAO Resignation”). Mr. Johnston did not resign as a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.
Appointment of Chief Accounting Officer
On May 3, 2024, in connection with the CAO Resignation, the board of directors of the Company appointed Rohit Ramchandani as Chief Accounting Officer of the Company, with such appointment effective as of May 7, 2024. Mr. Ramchandani continues to serve as the Company’s Chief Financial Officer. Previously, Mr. Ramchandani served as the Company’s Senior Vice President, Finance & Strategy and in various financial and operational roles since joining Performant in March 2014. With a background as a strategic and financial advisor for technology-driven financial services organizations, Mr. Ramchandani is responsible for overseeing financial planning, as well as certain administrative functions for the Company. From 2012 until joining Performant in 2014, Mr. Ramchandani served at Financial Technology Partners, an investment bank specialized in technology enabled financial products and services. Mr. Ramchandani holds both a BS in Business Administration and a BS in Mathematics/Economics from University of Southern California.
(c)
During the three months ended March 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934) of our Company adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities, whether or not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

ITEM 6. EXHIBITS
(A) Exhibits:

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1(1)	Certification of the Principal Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2(1)	Certification of the Principal Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS(2)	XBRL Instance Document

101.SCH(2)	XBRL Taxonomy Extension Scheme

101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase

101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB(2)	XBRL Taxonomy Extension Label Linkbase

101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

PERFORMANT FINANCIAL CORPORATION
Date:	May 8, 2024
		By:	/s/ Simeon M. Kohl
Simeon M. Kohl

Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Rohit Ramchandani
Rohit Ramchandani

Chief Financial Officer (Principal Financial Officer)