Form 10-Q
period 2024-06-30
Performant Financial Corp
filed 2024-08-08
CIK 1550695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
The number of shares of Common Stock outstanding as of August 7, 2024 was 77,189,652.

PERFORMANT FINANCIAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2024
INDEX

i

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except par value amounts)

	June 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,424	$7,252
Restricted cash	—	81
Trade accounts receivable, net of allowance for credit losses	14,070	17,584
Contract assets	9,928	10,879
Prepaid expenses and other current assets	3,610	3,651
Income tax receivable	106	335
Total current assets	38,138	39,782
Property, equipment, and software, net	14,685	9,724
Goodwill	47,372	47,372
Debt issuance costs	531	631
Right-of-use assets	935	531
Other assets	776	990
Total assets	$102,437	$99,030
Liabilities and Stockholders’ Equity
Current liabilities:
Accrued salaries and benefits	8,337	7,924
Accounts payable	888	727
Other current liabilities	1,868	2,385
Contract liabilities	848	493
Estimated liability for appeals and disputes	1,223	601
Deferred asset acquisition payments	723	—
Lease liabilities	485	250
Total current liabilities	14,372	12,380
Long-term loan payable	8,000	5,000
Deferred asset acquisition payments	3,068	—
Lease liabilities	467	295
Other liabilities	664	648
Total liabilities	26,571	18,323
Commitments and contingencies (note 3 and note 4)
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized, 500,000 shares at June 30, 2024 and December 31, 2023 respectively; issued and outstanding 77,190 and 76,920 shares at June 30, 2024 and December 31, 2023, respectively	8	8
Additional paid-in capital	148,173	146,001
Accumulated deficit	(72,315)	(65,302)
Total stockholders’ equity	75,866	80,707
Total liabilities and stockholders’ equity	$102,437	$99,030
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$29,362	$25,485	$56,696	$51,214
Operating expenses:
Salaries and benefits	24,534	21,710	47,755	44,159
Other operating expenses	7,569	7,376	15,603	14,445
Total operating expenses	32,103	29,086	63,358	58,604
Loss from operations	(2,741)	(3,601)	(6,662)	(7,390)
Gain on sale of certain recovery contracts	—	—	—	3
Interest expense	(300)	(351)	(486)	(765)
Interest income	61	—	167	—
Loss before provision for income taxes	(2,980)	(3,952)	(6,981)	(8,152)
Provision for income taxes	16	21	32	42
Net loss	$(2,996)	$(3,973)	$(7,013)	$(8,194)
Net loss per share
Basic	$(0.04)	$(0.05)	$(0.09)	$(0.11)
Diluted	$(0.04)	$(0.05)	$(0.09)	$(0.11)
Weighted average shares
Basic	76,975	75,752	76,925	75,629
Diluted	76,975	75,752	76,925	75,629
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity
(In thousands)
(Unaudited)

	Three Months Ended June 30, 2024					Three Months Ended June 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount				Shares	Amount
Balances at beginning of period	76,920	$8	$146,958	$(69,319)	$77,647	75,505	$7	$143,059	$(62,004)	$81,062
Common stock issued under stock plans, net of shares withheld for employee taxes	270	—	(90)	—	(90)	583	—	(57)	—	(57)
Stock-based compensation expense	—		1,305	—	1,305	—	—	888	—	888
Net loss	—	—	—	(2,996)	(2,996)	—	—	—	(3,973)	(3,973)
Balances at end of period	77,190	$8	$148,173	$(72,315)	$75,866	76,088	$7	$143,890	$(65,977)	$77,920

	Six Months Ended June 30, 2024					Six Months Ended June 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount				Shares	Amount
Balances at beginning of period	76,920	$8	$146,001	$(65,302)	$80,707	75,505	$7	$142,261	$(57,783)	$84,485
Common stock issued under stock plans, net of shares withheld for employee taxes	270	—	(90)	—	(90)	583	—	(57)	—	(57)
Stock-based compensation expense	—	—	2,262	—	2,262	—	—	1,686	—	1,686
Net loss	—	—	—	(7,013)	(7,013)	—	—	—	(8,194)	(8,194)
Balances at end of period	77,190	$8	$148,173	$(72,315)	$75,866	76,088	$7	$143,890	$(65,977)	$77,920
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(7,013)	$(8,194)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on disposal of assets	29	36
Depreciation and amortization	3,317	2,512
Right-of-use assets amortization	224	1,455
Stock-based compensation	2,262	1,686
Interest expense from debt issuance costs	115	122
Gain on sale of certain recovery contracts	—	(3)
Changes in operating assets and liabilities:
Trade accounts receivable	3,514	3,004
Contract assets	951	4,513
Prepaid expenses and other current assets	41	683
Income tax receivable	229	(53)
Other assets	208	25
Accrued salaries and benefits	413	(820)
Accounts payable	161	(67)
Contract liabilities and other current liabilities	(162)	(658)
Estimated liability for appeals and disputes	622	(299)
Lease liabilities	(221)	(1,691)
Other liabilities	16	14
Net cash provided by operating activities	4,706	2,265
Cash flows from investing activities:
Purchase of property, equipment, and software	(4,510)	(2,339)
Proceeds from sale of certain recovery contracts	—	3
Net cash used in investing activities	(4,510)	(2,336)
Cash flows from financing activities:
Repayment of long-term loan payable	—	(8,000)
Debt issuance costs paid	(15)	(274)
Taxes paid related to net share settlement of stock awards	(90)	(57)
Borrowings from revolving loan	3,000	—
Net cash provided by (used in) financing activities	2,895	(8,331)
Net increase (decrease) in cash, cash equivalents and restricted cash	3,091	(8,402)
Cash, cash equivalents and restricted cash at beginning of period	7,333	23,465
Cash, cash equivalents and restricted cash at end of period	$10,424	$15,063
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and cash equivalents	$10,424	$14,982
Restricted cash	—	81
Total cash, cash equivalents and restricted cash at end of period	$10,424	$15,063
Non-cash investing activities:
Deferred asset acquisition payments	$3,791	$—
Supplemental disclosures of cash flow information:
Cash (received) paid for income taxes	$(151)	$143
Cash paid for interest	$252	$721
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

1. Organization and Description of Business
(a) Basis of Presentation and Organization
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim unaudited consolidated financial statements furnished herein include all adjustments necessary (consisting only of normal recurring adjustments) for a fair presentation of our financial position at June 30, 2024 and December 31, 2023, the results of our operations for the three and six months ended June 30, 2024 and 2023, and cash flows for the six months ended June 30, 2024 and 2023. Interim financial statements are prepared on a basis consistent with our annual consolidated financial statements. The interim financial statements included herein should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2023.
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
The Company’s consolidated financial statements include the operations of Performant Financial Corporation (Performant), its wholly-owned subsidiary Performant Business Services, Inc. (PBS), and PBS's wholly-owned subsidiaries Performant Recovery, Inc. (PRI), dba Performant Healthcare Solutions, and Performant Technologies, LLC (PTL). Performant is a Delaware corporation headquartered in Florida and was formed in 2003. PBS is a Nevada corporation founded in 1997. PRI is a California corporation founded in 1976. PTL is a California limited liability company that was formed in 2004. All intercompany balances and transactions have been eliminated in consolidation.
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
For healthcare claims audit contracts, the Company may recognize revenue upon delivering its findings to its clients, when sufficient reliable information is available for estimating the variable consideration earned based on an output metric that reasonably measures the Company's satisfaction of its performance obligations.
For eligibility-based or COB contracts, the Company may recognize revenue upon delivering its findings to its clients' counterparties (e.g., insurance companies or other responsible parties that appear to have primary responsibility to pay the claims).
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

The following table presents revenue disaggregated by category for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Eligibility-based	$14,264	$14,131	$27,652	$26,611
Claims-based	13,661	9,798	26,073	20,210
Healthcare Total	27,925	23,929	53,725	46,821
Recovery	—	14	—	33
Customer Care / Outsourced Services	1,437	1,542	2,971	4,360
Total Revenues	$29,362	$25,485	$56,696	$51,214
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company determines the allowance for credit losses by specific identification. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for credit losses was $0 as of June 30, 2024 and December 31, 2023.
Contract assets were $9.9 million and $10.9 million as of June 30, 2024 and December 31, 2023, respectively. Contract assets relate to the Company’s rights to consideration for services completed but not invoiced at the reporting date, and receipt of payment is conditional upon factors other than the passage of time.
Contract assets primarily consist of commissions that the Company estimates it has earned from claims audit findings submitted to healthcare clients. Contract assets are recorded to accounts receivable when the Company's right to payment becomes unconditional, which is generally when healthcare providers have paid our clients. There was no impairment loss related to contract assets for the three and six months ended June 30, 2024 and 2023, respectively.
The Company had contract liabilities of $0.8 million and $0.5 million as of June 30, 2024 and December 31, 2023, respectively.
Healthcare providers of our clients have the right to appeal claims audit findings and may pursue additional appeals if the initial appeal is found in favor of healthcare clients. For coordination-of-benefits services, insurance companies or other responsible parties may dispute the Company’s findings regarding our clients not being the primary payer of healthcare claims. Total estimated liability for appeals and disputes was $1.2 million and $0.6 million as of June 30, 2024 and December 31, 2023, respectively. This represents the Company’s best estimate of the amount probable of being refunded to the Company’s healthcare clients.
(c) Prepaid Expenses and Other Current Assets
At June 30, 2024, prepaid expenses and other current assets were $3.6 million and included approximately $2.5 million related to prepaid software licenses and maintenance agreements, $0.6 million for prepaid insurance, and $0.5 million for various other prepaid expenses. At December 31, 2023, prepaid expenses and other current assets were $3.7 million and included approximately $1.8 million related to prepaid software licenses and maintenance agreements, $1.3 million for prepaid insurance, and $0.6 million for various other prepaid expenses.
(d) Impairment of Goodwill and Long-Lived Assets
The carrying amount of goodwill was $47.4 million as of June 30, 2024 and December 31, 2023, both of which were net of accumulated impairment loss of $34.2 million. Goodwill represents the excess of purchase price and related costs over the fair value assigned to the net assets of businesses acquired. Goodwill is reviewed for impairment annually in December, or more frequently if certain events or conditions arise during the year. Based on management’s analysis, there was no impairment of goodwill as of June 30, 2024 and December 31, 2023.

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
Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There was no impairment during the three and six months ended June 30, 2024 and 2023.
(e) Other Current Liabilities
At June 30, 2024, other current liabilities were $1.9 million and included $1.7 million for services received for which we have not received an invoice, $0.1 million for estimated workers' compensation claims incurred but not reported, and $0.1 million accrued interest for the borrowings under our revolving loan. At December 31, 2023, other current liabilities were $2.4 million and primarily included $2.1 million for services received for which we have not received an invoice.
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
(g) New Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, "Improvements to Reportable Segment Disclosures", which improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses on an annual and interim basis, and requires a public entity to disclose the title and position of the Chief Operating Decision Maker. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and for interim periods within annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is assessing the impact of this standard on its disclosures.
In December 2023, the FASB issued ASU 2023-09, "Improvements to Income Tax Disclosures", which enhances income tax disclosure requirements for all entities by requiring specified categories and greater disaggregation within the rate reconciliation table, disclosure of income taxes paid by jurisdiction, and providing clarification on uncertain tax positions and related financial statement impacts. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is assessing the impact of this standard and, upon adoption, may be required to include additional disclosures in the notes to its financial statements.

In March 2024, the FASB issued ASU 2024-01, "Scope Application of Profits Interest and Similar Awards", which clarifies how to determine whether profits interest and similar awards should be accounted for as a share-based payment arrangement (ASC 718, Compensation-Stock Compensation) or as a cash bonus or profit-sharing arrangement (ASC 710, Compensation-General, or other guidance), and applies to all reporting entities that account for profits interest awards as compensation to employees or non-employees. ASU 2024-01 is effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. The Company is assessing the impacts of this standard on its consolidated financial statements and disclosures.
2. Property, Equipment, and Software
Property, equipment, and software consist of the following at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Building and leasehold improvements	$2,266	$2,412
Furniture and equipment	1,477	1,659
Computer hardware and software	78,554	70,257
	82,297	74,328
Less accumulated depreciation and amortization	(67,612)	(64,604)
Property, equipment and software, net	$14,685	$9,724
Computer hardware and software included the acquisition of technology assets from a technology company in March 2024. The purchase agreement included deferred cash payments to be made over a three-year period. The amount recorded in deferred asset acquisition payments on the consolidated balance sheet was $3.8 million as of June 30, 2024. These payments are discounted to present values using our incremental borrowing rate.
Depreciation and amortization expense was $1.9 million and $1.3 million for the three months ended June 30, 2024 and 2023, respectively, and $3.3 million and $2.5 million for the six months ended June 30, 2024 and 2023, respectively.
3. Credit Agreement
As of June 30, 2024 and December 31, 2023, $8.0 million and $5.0 million, respectively, was outstanding under the Company's revolving Credit Agreement (defined below) and as of June 30, 2024, the Company had $10.4 million of additional availability under the Credit Agreement. The annual interest rate for outstanding loans under the Credit Agreement at June 30, 2024 and December 31, 2023 was 8.0% and 8.1%, respectively.
On October 27, 2023, the Company entered into a credit agreement with Wells Fargo Bank, National Association (the “Credit Agreement”). The Credit Agreement includes a $25 million revolving loan commitment, subject to borrowing base limitations based on a percentage of applicable eligible receivables and contract assets. A portion of the revolving loan commitment of up to $2.5 million is available for the issuance of letters of credit. Subject to certain customary exceptions, the Company’s existing and future, direct or indirect, domestic subsidiaries are, or will be, jointly and severally obligated as borrowers or guarantors for the obligations under the Credit Agreement. The obligations of the Company under the Credit Agreement are secured by liens on substantially all of the assets of the Company and each of its existing subsidiaries (and subject to customary exceptions, will be secured by the assets of future subsidiaries).
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
The Credit Agreement contains certain customary representations, warranties, and affirmative and negative covenants of the Company and its subsidiaries that restrict the Company’s and its subsidiaries’ ability to take certain actions, including, incurrence of indebtedness, creation of liens, making certain investments, mergers or consolidations, dispositions of assets, assignments, sales or transfers of equity in subsidiaries, repurchase or redemption of capital stock, entering into certain transactions with affiliates, or changing the nature of the Company’s business. The Credit Agreement also contains financial covenants, which require the Company to maintain a minimum amount of liquidity and a consolidated fixed charge coverage ratio of not less than 1.25 to 1.00, provided that the fixed charge coverage ratio is only applicable when borrowing availability falls below a certain threshold. The obligations under the Credit Agreement may be accelerated or the commitments terminated upon the occurrence of events of default under the Credit Agreement, which include payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, cross defaults to other material indebtedness, defaults arising in connection with changes in control, and other customary events of default. The Company was in compliance with all covenants under the Credit Agreement as of June 30, 2024.
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
Operating lease expense was $0.1 million and $0.2 million for the three months ended June 30, 2024 and 2023, respectively, and $0.1 and $0.5 million for the six months ended June 30, 2024 and 2023, respectively.
Cash paid for amounts included in the measurement of operating lease liabilities included in operating cash flows were $0.2 million and $0.4 million for the six months ended June 30, 2024 and 2023, respectively.
Supplemental other information related to operating leases were as follows:

	June 30, 2024		December 31, 2023
Weighted Average Remaining Lease Term (in years)	2.8	years	3.0	years
Weighted Average Discount Rate	7.0%		5.7%
The following is a schedule, by years, of maturities of lease liabilities as of June 30, 2024 (in thousands):

Year Ending December 31,	Amount
Remainder of 2024	$287
2025	366
2026	178
2027	113
2028	106
Total undiscounted cash flows	$1,050
Less imputed interest	(98)
Present value of lease liabilities	$952

5. Stock-Based Compensation
(a) Stock Options
Total stock-based compensation expense charged as salaries and benefits expense in the consolidated statements of operations was $1.3 million and $0.9 million for the three months ended June 30, 2024 and 2023 respectively, and $2.3 million and $1.7 million for the six months ended June 30, 2024 and 2023, respectively.
The following table sets forth a summary of the Company's stock option activity for the six months ended June 30, 2024:

	Outstanding Options	Weighted average exercise price per share	Weighted average remaining contractual life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	72,000	$5.74	1.0	$14
Granted	—	—		—
Forfeited/expired	(15,500)	7.48		—
Exercised	—	—		—
Outstanding at June 30, 2024	56,500	$5.26	0.7	$12
Vested, exercisable, expected to vest(1) at June 30, 2024	56,500	$5.26	0.7	$12
Exercisable at June 30, 2024	56,500	$5.26	0.7	$12
 (1) Options expected to vest reflect an estimated forfeiture rate.
The Company recognizes share-based compensation costs as expense on a straight-line basis over the option vesting period, which generally is four years. As of June 30, 2024, all options have vested and there was no unrecognized compensation costs.
(b) Restricted Stock Units and Performance Stock Units
The following table summarizes restricted stock unit and performance stock unit activity for the six months ended June 30, 2024:

	Number of Awards	Weighted average grant date fair value per share
Outstanding at December 31, 2023	4,507,754	$2.79
Granted	1,203,955	2.81
Forfeited	(130,952)	3.01
Vested and converted to shares, net of units withheld for taxes	(269,192)	2.31
Units withheld for taxes	(28,452)	2.71
Outstanding at June 30, 2024	5,283,113	$2.82
Expected to vest at June 30, 2024	4,649,139	$2.82
Restricted stock units and performance stock units granted under the Performant Financial Corporation Amended and Restated 2012 Stock Incentive Plan generally vest over periods between one year and four years.
As of June 30, 2024, there was approximately $9.8 million of total unrecognized compensation cost related to unvested restricted stock units granted to employees. This unrecognized compensation cost is expected to be recognized over an estimated weighted-average amortization period of approximately 2.5 years.

6. Income Taxes
The Company's effective income tax rate was 0% for the six months ended June 30, 2024 and (1)% for the six months ended June 30, 2023. The primary driver of the effective income tax rate is the overall losses from operations for the six months ended June 30, 2024, for which no benefit is recognized due to valuation allowance, similar to the same period in the prior year.
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
7. Net Loss per Share
For the three and six months ended June 30, 2024 and 2023, basic loss per share is calculated by dividing net loss attributable to holders of common stock by the sum of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing net income available to holders of common stock by the weighted average number of shares of common stock and dilutive common share equivalents outstanding during the period. The Company’s common share equivalents consist of stock options, restricted stock units (RSUs), and performance stock units. When there is a loss in the period, dilutive common share equivalents are excluded from the calculation of diluted earnings per share, as their effect would be anti-dilutive.
The following table reconciles the basic to diluted weighted average shares outstanding using the treasury stock method (shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Weighted average shares outstanding – basic	76,975	75,752	76,925	75,629
Dilutive effect of stock options	—	—	—	—
Weighted average shares outstanding – diluted	76,975	75,752	76,925	75,629
Since the Company was in a loss position for both periods presented, basic net loss per share is the same as diluted net loss per share, as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (shares in thousands):

	June 30, 2024	June 30, 2023
Options to purchase common stock	57	139
RSUs	5,283	3,809
Total	5,340	3,948
8. Subsequent Events
The Company has evaluated subsequent events through the date these consolidated financial statements are filed with the Securities and Exchange Commission and there are no events that have occurred that would require adjustments or disclosures to the consolidated financial statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Eligibility-based	$14,264	$14,131	$27,652	$26,611
Claims-based	13,661	9,798	26,073	20,210
Healthcare Total	27,925	23,929	53,725	46,821
Recovery	—	14	—	33
Customer Care / Outsourced Services	1,437	1,542	2,971	4,360
Total Revenues	$29,362	$25,485	$56,696	$51,214
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
Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023, for a complete discussion of our critical accounting policies. There have been no significant changes to our critical accounting policies during the six months ended June, 30, 2024.
Recent Accounting Pronouncements
Refer to "New Accounting Pronouncements" in Note 1(g) of the Consolidated Financial Statements included in Part I - Item 1 of this report.
Results of Operations
Three Months Ended June 30, 2024 compared to the Three Months Ended June 30, 2023
The following table represents our historical operating results for the periods presented:

	Three Months Ended June 30,
	2024	2023	$ Change	% Change
	(in thousands)
Consolidated Statement of Operations Data:
Revenues	$29,362	$25,485	$3,877	15%
Operating expenses:
Salaries and benefits	24,534	21,710	(2,824)	(13)%
Other operating expenses	7,569	7,376	(193)	(3)%
Total operating expenses	32,103	29,086	(3,017)	(10)%
Loss from operations	(2,741)	(3,601)	860	24%
Interest expense	(300)	(351)	51	15%
Interest income	61	—	61	—%
Loss before provision for income taxes	(2,980)	(3,952)	972	25%
Provision for income taxes	16	21	5	24%
Net loss	$(2,996)	$(3,973)	$977	25%
Revenues
Total revenues were $29.4 million for the three months ended June 30, 2024, an increase of approximately $3.9 million, or 15%, compared to total revenues of $25.5 million for the three months ended June 30, 2023.
Healthcare revenues were $27.9 million for the three months ended June 30, 2024, representing an increase of $4.0 million, or 17%, compared to the three months ended June 30, 2023. Revenues from eligibility-based services during the three months ended June 30, 2024 were $14.3 million, or 1% higher than the three months ended June 30, 2023. Revenues from claims-based services during the three months ended June 30, 2024 were $13.7 million, or 39% higher than the three months ended June 30, 2023. The increase in healthcare revenues was primarily driven by the ongoing growth from prior implementations of commercial statements of work and the CMS RAC Region 2 contract, and an increase in the scope of services for several of our commercial statements of work.

Customer Care / Outsourced Services revenues were approximately $1.4 million, representing a decrease of $0.1 million, or 7%, compared to the three months ended June 30, 2023. The change was due to a decrease in demand for our outsourced services.
Salaries and Benefits
Salaries and benefits expense was $24.5 million for the three months ended June 30, 2024, an increase of $2.8 million, or 13%, compared to salaries and benefits expense of $21.7 million for the three months ended June 30, 2023. The increase in salaries and benefits expense was in support of the continued growth of our healthcare services.
Other Operating Expenses
Other operating expenses were $7.6 million for the three months ended June 30, 2024, compared to $7.4 million for the three months ended June 30, 2023. This increase in other operating expenses was primarily due to higher depreciation expenses, offset by lower outside services expenses.
Loss from Operations
As a result of the factors described above, loss from operations was $2.7 million for the three months ended June 30, 2024, compared to loss from operations of $3.6 million for the three months ended June 30, 2023.
Interest Expense
Interest expense was $0.3 million during the three months ended June 30, 2024, compared to $0.4 million for the three months ended June 30, 2023, representing a decrease of approximately $0.1 million. This decrease in interest expense is primarily due to a lower principal balance and lower interest rate during the three months ended June 30, 2024.
Income Taxes
We recognized an income tax expense of $16 thousand for the three months ended June 30, 2024, compared to an income tax expense of $21 thousand for the three months ended June 30, 2023. Our effective income tax rate was (1)% for the three months ended June 30, 2024 and (1)% for the three months ended and June 30, 2023. The primary driver of the effective income tax rate is the overall losses from operations for the three months ended June 30, 2024 for which no benefit is recognized due to valuation allowance, similar to the same period in the prior year.
Net Loss
As a result of the factors described above, net loss was $3.0 million for the three months ended June 30, 2024, which represented a decrease in net loss of approximately $1.0 million, or 25%, compared to net loss of $4.0 million for the three months ended June 30, 2023.

Results of Operations
Six Months Ended June 30, 2024 compared to the Six Months Ended June 30, 2023
The following table represents our historical operating results for the periods presented:

	Six Months Ended June 30,
	2024	2023	$ Change	% Change
	(in thousands)
Consolidated Statement of Operations Data:
Revenues	$56,696	$51,214	$5,482	11%
Operating expenses:
Salaries and benefits	47,755	44,159	(3,596)	(8)%
Other operating expenses	15,603	14,445	(1,158)	(8)%
Total operating expenses	63,358	58,604	(4,754)	(8)%
Loss from operations	(6,662)	(7,390)	728	10%
Gain on sale of certain recovery contracts	—	3	(3)	(100)%
Interest expense	(486)	(765)	279	36%
Interest income	167	—	167	—%
Loss before provision for income taxes	(6,981)	(8,152)	1,171	14%
Provision for income taxes	32	42	10	24%
Net loss	$(7,013)	$(8,194)	$1,181	14%
Revenues
Total revenues were $56.7 million for the six months ended June 30, 2024, an increase of approximately $5.5 million, or 11%, compared to total revenues of $51.2 million for the six months ended June 30, 2023.
Healthcare revenues were $53.7 million for the six months ended June 30, 2024, representing an increase of $6.9 million, or 15%, compared to the six months ended June 30, 2023. Revenues from eligibility-based services during the six months ended June 30, 2024 were $27.7 million, or 4% higher than the six months ended June 30, 2023. Revenues from claims-based services during the six months ended June 30, 2024 were $26.1 million, or 29% higher than the six months ended June 30, 2023. The increase in healthcare revenues was primarily driven by the ongoing growth from prior implementations of commercial statements of work and the CMS RAC Region 2 contract, and an increase in the scope of services for several of our commercial statements of work.
Customer Care / Outsourced Services revenues were approximately $3.0 million, representing a decrease of $1.4 million, or 32%, compared to the six months ended June 30, 2023. The change was due to a decrease in demand for our outsourced services.
Salaries and Benefits
Salaries and benefits expense was $47.8 million for the six months ended June 30, 2024, an increase of $3.6 million, or 8%, compared to salaries and benefits expense of $44.2 million for the six months ended June 30, 2023. The increase in salaries and benefits expense was in support of the continued growth of our healthcare services.
Other Operating Expenses
Other operating expenses were $15.6 million for the six months ended June 30, 2024, compared to $14.4 million for the six months ended June 30, 2023. This increase in other operating expenses was primarily due to an increase in our communication and postage expenses for our claims-based services and higher depreciation expenses, offset by lower rent expenses.

Loss from Operations
As a result of the factors described above, loss from operations was $6.7 million for the six months ended June 30, 2024, compared to loss from operations of $7.4 million for the six months ended June 30, 2023.
Interest Expense
Interest expense was $0.5 million during the six months ended June 30, 2024, compared to $0.8 million for the six months ended June 30, 2023, representing a decrease of approximately $0.3 million. This decrease in interest expense is primarily due to a lower principal balance and lower interest rate during the six months ended June 30, 2024.
Income Taxes
We recognized an income tax expense of $32 thousand for the six months ended June 30, 2024, compared to an income tax expense of $42 thousand for the six months ended June 30, 2023. Our effective income tax rate was 0% for the six months ended June 30, 2024 and (1)% for the six months ended and June 30, 2023. The primary driver of the effective income tax rate is the overall losses from operations for the six months ended June 30, 2024 for which no benefit is recognized due to valuation allowance, similar to the same period in the prior year.
Net Loss
As a result of the factors described above, net loss was $7.0 million for the six months ended June 30, 2024, which represented a decrease in net loss of approximately $1.2 million, or 14%, compared to net loss of $8.2 million for the six months ended June 30, 2023.

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
The following tables present a reconciliation of adjusted EBITDA and adjusted net income (loss) to actual net income (loss) for the three and six months ended June 30, 2024 and 2023, respectively:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Adjusted EBITDA:
Net income (loss)	$(2,996)	$(3,973)	$(7,013)	$(8,194)
Provision for income taxes	16	21	32	42
Interest expense (1)	300	351	486	765
Interest income	(61)	—	(167)	—
Stock-based compensation	1,305	888	2,262	1,686
Depreciation and amortization	1,919	1,265	3,317	2,512
Severance expenses (3)	50	119	386	182
Other	15	30	15	29
Adjusted EBITDA	$548	$(1,299)	$(682)	$(2,978)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Adjusted Net Income (Loss):
Net income (loss)	$(2,996)	$(3,973)	$(7,013)	$(8,194)
Stock-based compensation	1,305	888	2,262	1,686
Amortization of debt issuance costs (2)	57	87	115	122
Severance expenses (3)	50	119	386	182
Other	15	30	15	29
Tax adjustments (4)	(393)	(309)	(764)	(555)
Adjusted net income (loss)	$(1,962)	$(3,158)	$(4,999)	$(6,730)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Adjusted Net Income (Loss) Per Diluted Share:
Net income (loss)	$(2,996)	$(3,973)	$(7,013)	$(8,194)
Plus: Adjustment items per reconciliation of adjusted net income (loss)	1,034	815	2,014	1,464
Adjusted net income (loss)	$(1,962)	$(3,158)	$(4,999)	$(6,730)
Adjusted net income (loss) per diluted share	$(0.03)	$(0.04)	$(0.06)	$(0.09)
Diluted average shares outstanding	76,975	75,752	76,925	75,629

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

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, and cash and cash equivalents on hand. Cash and cash equivalents, which includes restricted cash and consists primarily of cash on deposit with banks, totaled $10.4 million as of June 30, 2024 compared to $7.3 million as of December 31, 2023. The $3.1 million increase in the balance of our cash and cash equivalents from December 31, 2023 to June 30, 2024, was primarily due to $4.7 million provided by operating activities, and $2.9 million from financing activities, partially offset by $4.5 million used in investing activities during the six months ended June 30, 2024.
On October 27, 2023, we entered into a new credit agreement with Wells Fargo Bank, National Association (the "Credit Agreement"). The Credit Agreement includes a $25 million revolving loan commitment, subject to borrowing base limitations based on a percentage of applicable eligible receivables and contract assets. A portion of the revolving loan commitment of up to $2.5 million is available for the issuance of letters of credit. As of June 30, 2024, $8.0 million was outstanding under the Credit Agreement and we had $10.4 million of additional borrowings available under this revolving loan commitment.
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
Our Credit Agreement contains, and any agreements to refinance our debt likely will contain, certain financial covenants, including (in the case of the Credit Agreement) to maintain a minimum amount of liquidity and a consolidated fixed charge coverage ratio that is only tested when borrowing availability falls below a certain threshold, as well as restrictive covenants that require us to limit our ability to incur additional debt, including to finance future operations or other capital needs, and to engage in other activities that we may believe are in our long-term best interests, including to dispose of or acquire assets. As of June 30, 2024, we were in compliance with all covenants under the Credit Agreement. However, conditions may change for a variety of reasons in the future that may affect our ability to maintain compliance with our financial or restrictive covenants. Our failure to comply with these covenants may result in an event of default, which, if not cured or waived, could accelerate the maturity of our indebtedness or result in modifications to our credit terms.
Cash flows from operating activities
Cash provided by operating activities was $4.7 million for the six months ended June 30, 2024, primarily as a result of a decrease in accounts receivable and contract assets during the period. Cash provided by operating activities was $2.3 million for the six months ended June 30, 2023, primarily as a result of a decrease in accounts receivable and contract assets during the period, offset by a decrease in accrued salaries and benefits and contract liabilities and other current liabilities.
Cash flows from investing activities
Cash used in investing activities of $4.5 million for the six months ended June 30, 2024 was primarily related to capital expenditures for software, including payments for our recent acquisition of technology assets, data storage, hardware, telecommunication systems and security enhancements to our information technology systems. Cash used in investing activities for the six months ended June 30, 2023 was $2.3 million, primarily related to capital expenditures for information technology, data storage, hardware, telecommunication systems and security enhancements to our information technology systems.
Cash flows from financing activities
Cash provided by financing activities was $2.9 million for the six months ended June 30, 2024 primarily related to $3.0 million of additional borrowings. Cash used in financing activities of $8.3 million for the six months ended June 30, 2023 was primarily attributable to repayments of notes payable during the period.

Deferred Asset Acquisition Payments
In March 2024, we purchased technology assets from a technology company specializing in natural language processing and advanced domain analytics. The purchase agreement included deferred cash payments to be made over a three-year period. The amount recorded in deferred asset acquisition payments on the consolidated balance sheet was $3.8 million as of June 30, 2024. These payments are discounted to present values using our incremental borrowing rate.
Loan Payable
As of June 30, 2024, $8.0 million was outstanding under the Credit Agreement and we had $10.4 million of additional availability under the Credit Agreement. Our annual interest rate under the Credit Agreement at June 30, 2024 was 8.0%.
On October 27, 2023, we entered into the Credit Agreement. The Credit Agreement includes a $25 million revolving loan commitment, subject to borrowing base limitations based on a percentage of applicable eligible receivables and contract assets. A portion of the revolving loan commitment of up to $2.5 million is available for the issuance of letters of credit. Subject to certain customary exceptions, our existing and future, direct or indirect, domestic subsidiaries are or will be jointly and severally obligated as borrowers or guarantors for the obligations under the Credit Agreement. The obligations of the Company under the Credit Agreement are secured by liens on substantially all of our assets and each of our existing subsidiaries (and subject to customary exceptions, will be secured by the assets of future subsidiaries).
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
As of June 30, 2024, we were in compliance with all covenants under the Credit Agreement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We do not hold or issue financial instruments for trading purposes. We conduct all of our business in U.S. currency and therefore do not have any material direct foreign currency risk. We do have exposure to changes in interest rates with respect to the borrowings under our senior secured credit facility, which bear interest at a variable rate based on SOFR. For example, if the interest rate on our borrowings increased 100 basis points (1%) from the credit facility floor of 1.0%, our annual interest expense would increase by approximately $80 thousand.
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
Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2024.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the second quarter of 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Our revenues under our current healthcare contracts depend in part on the number and types of potentially improper claims that we are allowed to audit or otherwise pursue on behalf of our clients. For example, under CMS’s Medicare recovery audit program, RAC contractors are not permitted to seek the recovery of an improper claim unless that particular type of claim has been pre-approved by CMS to ensure compliance with applicable Medicare payment policies, as well as national and local coverage determinations. From time to time, CMS has placed increased restrictions on the scope of audits permitted by RAC contractors, and CMS may place additional restrictions on the scope of audits that we are permitted to conduct under our RAC contracts in the future. Accordingly, the revenues we derive under our existing RAC contracts, as well as other existing or future contracts we enter into with CMS or other government agencies, will depend on the scope of improper claims that our clients allow us to pursue. Any significant curtailment of the scope of audits that we are permitted to conduct under any of our existing or future contracts with CMS or other government agencies could have a material negative impact on our revenues and results of operations.
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
We believe our government contracts and other commercial healthcare contracts continue to provide the opportunity for growth in our business. However, our focus on growth and the expansion of our healthcare and other businesses may place additional demands on our management, operations and financial resources and will require us to incur additional expenses. We cannot be sure that we will be able to manage our performance under any significant new contracts effectively. In order to successfully perform under any significant new contracts, our expenses will increase to recruit, train and manage additional qualified employees and subcontractors and to expand and enhance our administrative infrastructure and continue to improve our management, financial and information systems and controls. If we cannot manage our growth effectively, our expenses may increase, and our results of operations could be negatively affected.

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
Public health emergencies such as the novel coronavirus (COVID-19) pandemic have adversely affected and could adversely affect our business, results of operations and financial condition.
Our business and the businesses of our customers are exposed to risks associated with public health emergencies, such as the COVID-19 pandemic, which have caused, and may continue to cause, a slowdown in global economic activity. The ultimate impact of any such epidemic or pandemic on our operations and financial performance depends on many factors that are not within our control, including, but not limited to: governmental and business actions taken in response to the pandemic; the impact of the pandemic and actions taken in response on global and regional economies and economic activity; the availability of federal, state or local funding programs; general economic uncertainty and financial market volatility; global economic conditions and levels of economic growth; and the pace of economic recovery when any such pandemic subsides.

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
Our services involve the storage and transmission of confidential information relating to our clients and their customers, including confidential health, financial, credit, payment and other personal or sensitive information. Although our data security procedures are designed to protect against unauthorized access to confidential information, our computer systems, software and networks may be vulnerable to unauthorized access and disclosure of our clients’ confidential information. Further, as cyber criminals continue to become more sophisticated through the evolution of their tactics, techniques and procedures, we may not be able to effectively adapt our security measures to evolving security risks, address the security and privacy concerns of existing or potential clients as they change over time, or be compliant with federal, state, and local laws and regulations with respect to securing confidential information. As cyber-security threats develop and grow, it may be necessary to make significant further investments to protect data and infrastructure. If any of our systems are damaged, fail to function properly or otherwise become unavailable, we may incur substantial costs to repair or replace them, and may experience loss or corruption of critical data such as protected health information or other data subject to privacy laws and proprietary business information and interruptions or disruptions and delays in our ability to perform critical functions. Unauthorized access to confidential information relating to our clients and their customers could lead to the loss of protected health information which could lead to fines, litigation or regulatory actions, reputational damage which could deter our clients and potential clients from selecting our services, or result in termination of contracts with those clients affected by any such breach, any of which could have a material negative impact on our business, financial condition and results of operations.
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
Prescott Group Management, L.L.C., First Light Asset Management, LLC, BlackRock Institutional Trust Company, N.A., Topline Capital Management, LLC, and Mill Road Capital Management LLC beneficially owned approximately 20.5%, 13.6%, 5.7%, 5.0% and 4.6% of our common stock, respectively, as of June 30, 2024. As a result of their ownership, these significant stockholders have the ability to influence the outcome of matters submitted to a vote of stockholders and, through our board of directors, the ability to influence decision making with respect to our business direction and policies. Mill Road Capital Management LLC currently has a representative sitting on our Board of Directors. These significant stockholders may have interests different from our other stockholders’ interests and may vote in a manner adverse to those interests. Matters over which these significant stockholders can, directly or indirectly, exercise influence include:
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
    None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
    None.
ITEM 4. MINE SAFETY DISCLOSURES
    Not Applicable.
ITEM 5. OTHER INFORMATION
(c)
During the three months ended June 30, 2024, no director or officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934) of our Company adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities, whether or not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

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

PERFORMANT FINANCIAL CORPORATION
Date:	August 8, 2024
		By:	/s/ Simeon M. Kohl
Simeon M. Kohl

Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Rohit Ramchandani
Rohit Ramchandani

Chief Financial Officer (Principal Financial Officer)