Form 10-Q
period 2024-09-30
Performant Financial Corp
filed 2024-11-07
CIK 1550695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
The number of shares of Common Stock outstanding as of November 6, 2024 was 78,291,364.

PERFORMANT FINANCIAL CORPORATION
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2024
INDEX

i

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except par value amounts)

	September 30, 2024	December 31, 2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,775	$7,252
Restricted cash	—	81
Trade accounts receivable, net of allowance for credit losses	17,955	17,584
Contract assets	9,538	10,879
Prepaid expenses and other current assets	2,944	3,651
Income tax receivable	119	335
Total current assets	38,331	39,782
Property, equipment, and software, net	14,033	9,724
Goodwill	47,372	47,372
Debt issuance costs	473	631
Right-of-use assets	847	531
Other assets	787	990
Total assets	$101,843	$99,030
Liabilities and Stockholders’ Equity
Current liabilities:
Accrued salaries and benefits	7,588	7,924
Accounts payable	719	727
Other current liabilities	2,404	2,385
Contract liabilities	1,897	493
Estimated liability for appeals and disputes	600	601
Deferred asset acquisition payments	737	—
Lease liabilities	423	250
Total current liabilities	14,368	12,380
Long-term loan payable	8,000	5,000
Deferred asset acquisition payments	3,123	—
Lease liabilities	442	295
Other liabilities	672	648
Total liabilities	26,605	18,323
Commitments and contingencies (note 3 and note 4)
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized, 500,000 shares at September 30, 2024 and December 31, 2023 respectively; issued and outstanding 78,291 and 76,920 shares at September 30, 2024 and December 31, 2023, respectively	8	8
Additional paid-in capital	149,929	146,001
Accumulated deficit	(74,699)	(65,302)
Total stockholders’ equity	75,238	80,707
Total liabilities and stockholders’ equity	$101,843	$99,030
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$31,519	$29,962	$88,215	$81,176
Operating expenses:
Salaries and benefits	25,966	22,980	73,721	67,139
Other operating expenses	7,702	7,632	23,305	22,077
Total operating expenses	33,668	30,612	97,026	89,216
Loss from operations	(2,149)	(650)	(8,811)	(8,040)
Gain on sale of certain recovery contracts	—	—	—	3
Interest expense	(313)	(423)	(799)	(1,188)
Interest income	93	86	260	86
Loss before provision for income taxes	(2,369)	(987)	(9,350)	(9,139)
Provision for (benefit from) income taxes	15	(407)	47	(365)
Net loss	$(2,384)	$(580)	$(9,397)	$(8,774)
Net loss per share
Basic	$(0.03)	$(0.01)	$(0.12)	$(0.12)
Diluted	$(0.03)	$(0.01)	$(0.12)	$(0.12)
Weighted average shares
Basic	77,748	76,454	77,232	75,907
Diluted	77,748	76,454	77,232	75,907
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2024					Three Months Ended September 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount				Shares	Amount
Balances at beginning of period	77,190	$8	$148,173	$(72,315)	$75,866	76,088	$7	$143,890	$(65,977)	$77,920
Common stock issued under stock plans, net of shares withheld for employee taxes	1,101	—	(104)	—	(104)	787	1	(139)	—	(138)
Stock-based compensation expense	—	—	1,860	—	1,860	—	—	1,129	—	1,129
Net loss	—	—	—	(2,384)	(2,384)	—	—	—	(580)	(580)
Balances at end of period	78,291	$8	$149,929	$(74,699)	$75,238	76,875	$8	$144,880	$(66,557)	$78,331

	Nine Months Ended September 30, 2024					Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount				Shares	Amount
Balances at beginning of period	76,920	$8	$146,001	$(65,302)	$80,707	75,505	$7	$142,261	$(57,783)	$84,485
Common stock issued under stock plans, net of shares withheld for employee taxes	1,371	—	(194)	—	(194)	1,370	1	(196)	—	(195)
Stock-based compensation expense	—	—	4,122	—	4,122	—	—	2,815	—	2,815
Net loss	—	—	—	(9,397)	(9,397)	—	—	—	(8,774)	(8,774)
Balances at end of period	78,291	$8	$149,929	$(74,699)	$75,238	76,875	$8	$144,880	$(66,557)	$78,331
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(9,397)	$(8,774)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on disposal of assets	63	258
Depreciation and amortization	5,244	3,805
Right-of-use assets amortization	312	1,411
Stock-based compensation	4,122	2,815
Interest expense from debt issuance costs	173	256
Gain on sale of certain recovery contracts	—	(3)
Changes in operating assets and liabilities:
Trade accounts receivable	(371)	1,665
Contract assets	1,341	4,610
Prepaid expenses and other current assets	707	561
Income tax receivable	216	2,607
Other assets	190	86
Accrued salaries and benefits	(336)	(1,295)
Accounts payable	(8)	(390)
Contract liabilities and other current liabilities	1,423	(43)
Estimated liability for appeals and disputes	(1)	(200)
Lease liabilities	(308)	(1,645)
Other liabilities	25	23
Net cash provided by operating activities	3,395	5,747
Cash flows from investing activities:
Purchase of property, equipment, and software	(5,744)	(2,956)
Proceeds from sale of certain recovery contracts	—	3
Net cash used in investing activities	(5,744)	(2,953)
Cash flows from financing activities:
Repayment of long-term loan payable	—	(8,250)
Debt issuance costs paid	(15)	(424)
Taxes paid related to net share settlement of stock awards	(194)	(196)
Borrowings from revolving loan	3,000	—
Net cash provided by (used in) financing activities	2,791	(8,870)
Net increase (decrease) in cash, cash equivalents and restricted cash	442	(6,076)
Cash, cash equivalents and restricted cash at beginning of period	7,333	23,465
Cash, cash equivalents and restricted cash at end of period	$7,775	$17,389
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and cash equivalents	$7,775	$17,308
Restricted cash	—	81
Total cash, cash equivalents and restricted cash at end of period	$7,775	$17,389
Non-cash investing activities:
Deferred asset acquisition payments	$3,860	$—
Supplemental disclosures of cash flow information:
Cash received for income taxes	$(112)	$(2,904)
Cash paid for interest	$438	$1,084
See accompanying notes to consolidated financial statements.

PERFORMANT FINANCIAL CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
(Unaudited)

1. Organization and Description of Business
(a) Basis of Presentation and Organization
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim unaudited consolidated financial statements furnished herein include all adjustments necessary (consisting only of normal recurring adjustments) for a fair presentation of our financial position at September 30, 2024 and December 31, 2023, the results of our operations for the three and nine months ended September 30, 2024 and 2023, and cash flows for the nine months ended September 30, 2024 and 2023. Interim financial statements are prepared on a basis consistent with our annual consolidated financial statements. The interim financial statements included herein should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2023.
Performant Financial Corporation (the "Company", "we", or "our") supports payers in the healthcare industry in identifying, preventing, and recovering waste and improper payments by leveraging advanced technology, analytics and proprietary data assets. The Company works with leading national and regional healthcare payers to provide eligibility-based (also known as coordination-of-benefits (COB)) services, as well as claims-based services, which include the audit and identification of improperly paid claims. The Company is a leading provider of these services in both government and commercial healthcare markets. The Company also provides advanced reporting capabilities, support services, customer care, and stakeholder training programs designed to mitigate future instances of improper payments.
The Company’s consolidated financial statements include the operations of Performant Financial Corporation (Performant), its wholly-owned subsidiary, Performant Business Services, Inc. (PBS), and PBS's wholly-owned subsidiaries, Performant Recovery, Inc. (PRI), dba Performant Healthcare Solutions, and Performant Technologies, LLC (PTL). Performant is a Delaware corporation headquartered in Florida and was formed in 2003. PBS is a Nevada corporation founded in 1997. PRI is a California corporation founded in 1976. PTL is a California limited liability company that was formed in 2004. All intercompany balances and transactions have been eliminated in consolidation.
The Company is managed and operated as one reporting segment, with a single management team that reports to the Chief Executive Officer.
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

The following table presents revenue disaggregated by category for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Eligibility-based	$16,070	$18,165	$43,722	$44,776
Claims-based	14,217	10,325	40,290	30,535
Healthcare Total	30,287	28,490	84,012	75,311
Recovery	—	—	—	33
Customer Care / Outsourced Services	1,232	1,472	4,203	5,832
Total Revenues	$31,519	$29,962	$88,215	$81,176
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. The Company determines the allowance for credit losses by specific identification. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for credit losses was $0 as of September 30, 2024 and December 31, 2023.
Contract assets were $9.5 million and $10.9 million as of September 30, 2024 and December 31, 2023, respectively. Contract assets relate to the Company’s rights to consideration for services completed but not invoiced at the reporting date, and receipt of payment is conditional upon factors other than the passage of time.
Contract assets primarily consist of commissions that the Company estimates it has earned from claims audit findings submitted to healthcare clients. Contract assets are recorded to accounts receivable when the Company's right to payment becomes unconditional, which is generally when healthcare providers have paid our clients. There was no impairment loss related to contract assets for the three and nine months ended September 30, 2024 and 2023, respectively.
The Company had contract liabilities of $1.9 million and $0.5 million as of September 30, 2024 and December 31, 2023, respectively. Contract liabilities primarily consist of commissions invoiced that exceed revenues the Company estimated it had earned under variable consideration.
Healthcare providers of the Company's clients have the right to appeal claims audit findings and may pursue additional appeals if the initial appeal is found in favor of healthcare clients. For coordination-of-benefits services, insurance companies or other responsible parties may dispute the Company’s findings regarding our clients not being the primary payer of healthcare claims. Total estimated liability for appeals and disputes was $0.6 million as of September 30, 2024 and December 31, 2023. This represents the Company’s best estimate of the amount probable of being refunded to the Company’s healthcare clients.
(c) Prepaid Expenses and Other Current Assets
At September 30, 2024, prepaid expenses and other current assets were $2.9 million and included approximately $2.2 million related to prepaid software licenses and maintenance agreements and $0.7 million for various other prepaid expenses. At December 31, 2023, prepaid expenses and other current assets were $3.7 million and included approximately $1.8 million related to prepaid software licenses and maintenance agreements, $1.3 million for prepaid insurance, and $0.6 million for various other prepaid expenses.
(d) Impairment of Goodwill and Long-Lived Assets
The carrying amount of goodwill was $47.4 million as of September 30, 2024 and December 31, 2023, both of which were net of accumulated impairment loss of $34.2 million. Goodwill represents the excess of purchase price and related costs over the fair value assigned to the net assets of businesses acquired. Goodwill is reviewed for impairment annually in December, or more frequently if certain events or conditions arise during the year. There was no impairment during the three and nine months ended September 30, 2024 and 2023.

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
Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There was no impairment during the three and nine months ended September 30, 2024 and 2023.
(e) Other Current Liabilities
At September 30, 2024, other current liabilities were $2.4 million and included $2.3 million for services received for which we have not received an invoice. At December 31, 2023, other current liabilities were $2.4 million and primarily included $2.1 million for services received for which we have not received an invoice.
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
2. Property, Equipment, and Software
Property, equipment, and software consist of the following at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Building and leasehold improvements	$2,280	$2,412
Furniture and equipment	1,288	1,659
Computer hardware and software	79,433	70,257
	83,001	74,328
Less accumulated depreciation and amortization	(68,968)	(64,604)
Property, equipment and software, net	$14,033	$9,724
Computer hardware and software included the acquisition of technology assets from a technology company in March 2024. The purchase agreement included deferred cash payments to be made over a three-year period. The amount recorded in deferred asset acquisition payments on the consolidated balance sheet was $3.9 million as of September 30, 2024. These payments are discounted to present values using our incremental borrowing rate.
Depreciation and amortization expense was $1.9 million and $1.3 million for the three months ended September 30, 2024 and 2023, respectively, and $5.2 million and $3.8 million for the nine months ended September 30, 2024 and 2023, respectively.
3. Credit Agreement
As of September 30, 2024 and December 31, 2023, $8.0 million and $5.0 million, respectively, was outstanding under the Company's revolving Credit Agreement (defined below) and as of September 30, 2024, the Company had $14.0 million of additional availability under the Credit Agreement. The annual interest rate for outstanding loans under the Credit Agreement at September 30, 2024 and December 31, 2023 was 8.0% and 8.1%, respectively.
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
The Credit Agreement contains certain customary representations, warranties, and affirmative and negative covenants of the Company and its subsidiaries that restrict the Company’s and its subsidiaries’ ability to take certain actions, including, incurrence of indebtedness, creation of liens, making certain investments, mergers or consolidations, dispositions of assets, assignments, sales or transfers of equity in subsidiaries, repurchase or redemption of capital stock, entering into certain transactions with affiliates, or changing the nature of the Company’s business. The Credit Agreement also contains financial covenants, which require the Company to maintain a minimum amount of liquidity and a consolidated fixed charge coverage ratio of not less than 1.25 to 1.00, provided that the fixed charge coverage ratio is only applicable when borrowing availability falls below a certain threshold. The obligations under the Credit Agreement may be accelerated or the commitments terminated upon the occurrence of events of default under the Credit Agreement, which include payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, cross defaults to other material indebtedness, defaults arising in connection with changes in control, and other customary events of default. The Company was in compliance with all covenants under the Credit Agreement as of September 30, 2024.
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
Operating lease expense was $0.1 million and $0.2 million for the three months ended September 30, 2024 and 2023, respectively, and $0.3 and $0.7 million for the nine months ended September 30, 2024 and 2023, respectively.
Cash paid for amounts included in the measurement of operating lease liabilities included in operating cash flows were $0.4 million and $0.6 million for the nine months ended September 30, 2024 and 2023, respectively.
Supplemental other information related to operating leases were as follows:

	September 30, 2024		December 31, 2023
Weighted Average Remaining Lease Term (in years)	2.7	years	3.0	years
Weighted Average Discount Rate	7.0%		5.7%
The following is a schedule, by years, of maturities of lease liabilities as of September 30, 2024 (in thousands):

Year Ending December 31,	Amount
Remainder of 2024	$144
2025	383
2026	195
2027	125
2028	106
Total undiscounted cash flows	$953
Less imputed interest	(88)
Present value of lease liabilities	$865

5. Stock-Based Compensation
(a) Stock Options
Total stock-based compensation expense charged as salaries and benefits expense in the consolidated statements of operations was $1.9 million and $1.1 million for the three months ended September 30, 2024 and 2023 respectively, and $4.1 million and $2.8 million for the nine months ended September 30, 2024 and 2023, respectively.
The following table sets forth a summary of the Company's stock option activity for the nine months ended September 30, 2024:

	Outstanding Options	Weighted average exercise price per share	Weighted average remaining contractual life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	72,000	$5.74	1.0	$14
Granted	—	—		—
Forfeited/expired	(37,000)	8.28		—
Exercised	—	—		—
Outstanding at September 30, 2024	35,000	$3.05	0.7	$24
Vested, exercisable, expected to vest(1) at September 30, 2024	35,000	$3.05	0.7	$24
Exercisable at September 30, 2024	35,000	$3.05	0.7	$24
 (1) Options expected to vest reflect an estimated forfeiture rate.
The Company recognizes share-based compensation costs as expense on a straight-line basis over the option vesting period, which generally is four years. As of September 30, 2024, all options have vested and there was no unrecognized compensation costs.
(b) Restricted Stock Units and Performance Stock Units
The following table summarizes restricted stock unit and performance stock unit activity for the nine months ended September 30, 2024:

	Number of Awards	Weighted average grant date fair value per share
Outstanding at December 31, 2023	4,507,754	$2.79
Granted	3,227,063	3.25
Forfeited	(208,189)	3.05
Vested and converted to shares, net of units withheld for taxes	(1,370,904)	2.88
Units withheld for taxes	(57,303)	3.07
Outstanding at September 30, 2024	6,098,421	$3.01
Expected to vest at September 30, 2024	5,367,538	$3.01
Restricted stock units and performance stock units granted under the Performant Financial Corporation Amended and Restated 2012 Stock Incentive Plan generally vest over periods between one year and four years.
As of September 30, 2024, there was approximately $14.5 million of total unrecognized compensation cost related to unvested restricted stock units granted to employees. This unrecognized compensation cost is expected to be recognized over an estimated weighted-average amortization period of approximately 2.8 years.

6. Income Taxes
The Company's effective income tax rate was (1)% for the nine months ended September 30, 2024 and 4% for the nine months ended September 30, 2023. The primary driver of the effective income tax rate as of September 30, 2024 was the overall losses from operations for the nine months ended September 30, 2024, for which no benefit is recognized due to valuation allowance. The primary driver of the effective income tax rate as of September 30, 2023 is benefits realized, related to the recognition of previously unrecognized tax benefits as the result of an audit closing, receipt of interest on tax refunds during the quarter, and overall losses from operations for the nine months ended September 30, 2023, for which no benefit is recognized due to valuation allowance.
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
7. Net Loss per Share
For the three and nine months ended September 30, 2024 and 2023, basic loss per share is calculated by dividing net loss attributable to holders of common stock by the sum of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing net income available to holders of common stock by the weighted average number of shares of common stock and dilutive common share equivalents outstanding during the period. The Company’s common share equivalents consist of stock options, restricted stock units (RSUs), and performance stock units. When there is a loss in the period, dilutive common share equivalents are excluded from the calculation of diluted earnings per share, as their effect would be anti-dilutive.
The following table reconciles the basic to diluted weighted average shares outstanding using the treasury stock method (shares in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Weighted average shares outstanding – basic	77,748	76,454	77,232	75,907
Dilutive effect of stock options	—	—	—	—
Weighted average shares outstanding – diluted	77,748	76,454	77,232	75,907
Since the Company was in a loss position for both periods presented, basic net loss per share is the same as diluted net loss per share, as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (shares in thousands):

	September 30, 2024	September 30, 2023
Options to purchase common stock	35	72
RSUs	6,098	4,550
Total	6,133	4,622

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Eligibility-based	$16,070	$18,165	$43,722	$44,776
Claims-based	14,217	10,325	40,290	30,535
Healthcare Total	30,287	28,490	84,012	75,311
Recovery	—	—	—	33
Customer Care / Outsourced Services	1,232	1,472	4,203	5,832
Total Revenues	$31,519	$29,962	$88,215	$81,176
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
In 2016, the Center for Medicare and Medicaid Services (CMS) awarded two new Medicare Recovery Audit Contractor (RAC) contracts to us for Regions 1 and 5. The RAC contract for Region 1 involves the audit of improper payments for claims made under Medicare Parts A and B in Region 1, which consists of eleven states (Connecticut, Michigan, Indiana, Maine, Massachusetts, New Hampshire, New York, Ohio, Kentucky, Rhode Island and Vermont). The RAC contract for Region 5 involves post-payment review of claims related to DMEPOS (Durable Medical Equipment, Prosthetics, Orthotics and Supplies) and home health and hospice on a nation-wide basis. The Region 5 RAC contract has a nine-year term, consisting of one base year and eight additional one-year options, and we expect that CMS will release a procurement for a new Region 5 contract in 2025.
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

Claims Volume
The number of claims that we are allowed or permitted to audit on behalf of our healthcare clients within our claims-based services has a direct impact on our revenues. Most of our contracts in our claims-based services permit our clients to unilaterally change the amount of claims that we are able to audit on the client’s behalf at any given time. Further, the type and scale of claims which are deemed permissible for us to audit by certain of our healthcare clients may change from time-to-time. Non-permissible claims may result from client product lines which are determined by our clients to be out of scope of our audit services, claims related to excluded providers or excluded provider groups, changes in policy, or other factors such as geographies disrupted by natural disasters, systems impacted by a cyberattack, or a global pandemic like the COVID-19 pandemic. For example, the COVID-19 pandemic had a negative impact on overall hospital utilization rates in the United States. This negative impact on overall hospital utilization rates caused delays with the healthcare industry as a whole, which in turn has had a negative impact on our healthcare business.
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
Refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023, for a complete discussion of our critical accounting policies. There have been no significant changes to our critical accounting policies during the nine months ended September 30, 2024.
Recent Accounting Pronouncements
Refer to "New Accounting Pronouncements" in Note 1(g) of the Consolidated Financial Statements included in Part I - Item 1 of this report.
Results of Operations
Three Months Ended September 30, 2024 compared to the Three Months Ended September 30, 2023
The following table represents our historical operating results for the periods presented:

	Three Months Ended September 30,
	2024	2023	$ Change	% Change
	(in thousands)
Consolidated Statement of Operations Data:
Revenues	$31,519	$29,962	$1,557	5%
Operating expenses:
Salaries and benefits	25,966	22,980	(2,986)	(13)%
Other operating expenses	7,702	7,632	(70)	(1)%
Total operating expenses	33,668	30,612	(3,056)	(10)%
Loss from operations	(2,149)	(650)	(1,499)	(231)%
Interest expense	(313)	(423)	110	26%
Interest income	93	86	7	8%
Loss before provision for income taxes	(2,369)	(987)	(1,382)	(140)%
Provision for (benefit from) income taxes	15	(407)	(422)	(104)%
Net loss	$(2,384)	$(580)	$(1,804)	(311)%
Revenues
Total revenues were $31.5 million for the three months ended September 30, 2024, an increase of approximately $1.6 million, or 5%, compared to total revenues of $30.0 million for the three months ended September 30, 2023.
Healthcare revenues were $30.3 million for the three months ended September 30, 2024, representing an increase of $1.8 million, or 6%, compared to the three months ended September 30, 2023. Revenues from eligibility-based services during the three months ended September 30, 2024 were $16.1 million, representing a decrease of $2.1 million or 12%, compared to the three months ended September 30, 2023. Revenues from claims-based services during the three months ended September 30, 2024 were $14.2 million, or 38% higher than the three months ended September 30, 2023. The increase in healthcare revenues was primarily driven by the ongoing growth from prior implementations of commercial statements of work and the CMS RAC Region 2 contract, and an increase in the scope of services for several of our commercial statements of work.

Customer Care / Outsourced Services revenues were approximately $1.2 million, representing a decrease of $0.2 million, or 16%, compared to the three months ended September 30, 2023. The change was due to a decrease in demand for our outsourced services.
Salaries and Benefits
Salaries and benefits expense was $26.0 million for the three months ended September 30, 2024, an increase of $3.0 million, or 13%, compared to salaries and benefits expense of $23.0 million for the three months ended September 30, 2023. The increase in salaries and benefits expense was in support of the continued growth of our healthcare services.
Other Operating Expenses
Other operating expenses were $7.7 million for the three months ended September 30, 2024, compared to $7.6 million for the three months ended September 30, 2023. This increase in other operating expenses was primarily due to higher depreciation expenses, offset by lower communication and postage expenses.
Loss from Operations
As a result of the factors described above, loss from operations was $2.1 million for the three months ended September 30, 2024, compared to loss from operations of $0.7 million for the three months ended September 30, 2023.
Interest Expense
Interest expense was $0.3 million during the three months ended September 30, 2024, compared to $0.4 million for the three months ended September 30, 2023, representing a decrease of approximately $0.1 million. This decrease in interest expense is primarily due to a lower principal balance and lower interest rate during the three months ended September 30, 2024.
Income Taxes
We recognized an income tax expense of $15 thousand for the three months ended September 30, 2024, compared to an income tax expense benefit of $407 thousand for the three months ended September 30, 2023. Our effective income tax rate was (1)% for the three months ended September 30, 2024 and 41% for the three months ended September 30, 2023. The primary driver of the effective income tax rate for the three months ended September 30, 2024 was the overall losses from operations for the three months ended September 30, 2024, for which no benefit is recognized due to valuation allowance. The primary driver of the effective income tax rate for the three months ended September 30, 2023 was benefits realized, related to the recognition of previously unrecognized tax benefits as the result of an audit closing, receipt of interest on tax refunds during the quarter, and overall losses from operations for the three months ended September 30, 2023, for which no benefit is recognized due to valuation allowance.
Net Loss
As a result of the factors described above, net loss was $2.4 million for the three months ended September 30, 2024, which represented an increase in net loss of approximately $1.8 million, or 311%, compared to net loss of $0.6 million for the three months ended September 30, 2023.

Results of Operations
Nine Months Ended September 30, 2024 compared to the Nine Months Ended September 30, 2023
The following table represents our historical operating results for the periods presented:

	Nine Months Ended September 30,
	2024	2023	$ Change	% Change
	(in thousands)
Consolidated Statement of Operations Data:
Revenues	$88,215	$81,176	$7,039	9%
Operating expenses:
Salaries and benefits	73,721	67,139	(6,582)	(10)%
Other operating expenses	23,305	22,077	(1,228)	(6)%
Total operating expenses	97,026	89,216	(7,810)	(9)%
Loss from operations	(8,811)	(8,040)	(771)	(10)%
Gain on sale of certain recovery contracts	—	3	(3)	(100)%
Interest expense	(799)	(1,188)	389	33%
Interest income	260	86	174	202%
Loss before provision for income taxes	(9,350)	(9,139)	(211)	(2)%
Provision for (benefit from) income taxes	47	(365)	(412)	(113)%
Net loss	$(9,397)	$(8,774)	$(623)	(7)%
Revenues
Total revenues were $88.2 million for the nine months ended September 30, 2024, an increase of approximately $7.0 million, or 9%, compared to total revenues of $81.2 million for the nine months ended September 30, 2023.
Healthcare revenues were $84.0 million for the nine months ended September 30, 2024, representing an increase of $8.7 million, or 12%, compared to the nine months ended September 30, 2023. Revenues from eligibility-based services during the nine months ended September 30, 2024 were $43.7 million, representing a decrease of $1.1 million, or 2%, compared to the nine months ended September 30, 2023. Revenues from claims-based services during the nine months ended September 30, 2024 were $40.3 million, or 32%, higher than the nine months ended September 30, 2023. The increase in healthcare revenues was primarily driven by the ongoing growth from prior implementations of commercial statements of work and the CMS RAC Region 2 contract, and an increase in the scope of services for several of our commercial statements of work.
Customer Care / Outsourced Services revenues were approximately $4.2 million, representing a decrease of $1.6 million, or 28%, compared to the nine months ended September 30, 2023. The change was due to a decrease in demand for our outsourced services.
Salaries and Benefits
Salaries and benefits expense was $73.7 million for the nine months ended September 30, 2024, an increase of $6.6 million, or 10%, compared to salaries and benefits expense of $67.1 million for the nine months ended September 30, 2023. The increase in salaries and benefits expense was in support of the continued growth of our healthcare services.
Other Operating Expenses
Other operating expenses were $23.3 million for the nine months ended September 30, 2024, compared to $22.1 million for the nine months ended September 30, 2023. This increase in other operating expenses was primarily due to higher depreciation expenses and an increase in our communication and postage expenses, offset by lower rent expenses.

Loss from Operations
As a result of the factors described above, loss from operations was $8.8 million for the nine months ended September 30, 2024, compared to loss from operations of $8.0 million for the nine months ended September 30, 2023.
Interest Expense
Interest expense was $0.8 million during the nine months ended September 30, 2024, compared to $1.2 million for the nine months ended September 30, 2023, representing a decrease of approximately $0.4 million. This decrease in interest expense is primarily due to a lower principal balance and lower interest rate during the nine months ended September 30, 2024.
Income Taxes
We recognized an income tax expense of $47 thousand for the nine months ended September 30, 2024, compared to an income tax benefit of $365 thousand for the nine months ended September 30, 2023. Our effective income tax rate was (1)% for the nine months ended September 30, 2024 and 4% for the nine months ended and September 30, 2023. The primary driver of the effective income tax rate for the nine months ended September 30, 2024 was the overall losses from operations for the nine months ended September 30, 2024, for which no benefit is recognized due to valuation allowance. The primary driver of the effective income tax rate for the nine months ended September 30, 2023 was benefits realized, related to the recognition of previously unrecognized tax benefits as the result of an audit closing, receipt of interest on tax refunds during the quarter, and overall losses from operations for the nine months ended September 30, 2023, for which no benefit is recognized due to valuation allowance.
Net Loss
As a result of the factors described above, net loss was $9.4 million for the nine months ended September 30, 2024, which represented an increase in net loss of approximately $0.6 million, or 7%, compared to net loss of $8.8 million for the nine months ended September 30, 2023.

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
The following tables present a reconciliation of adjusted EBITDA and adjusted net income (loss) to actual net income (loss) for the three and nine months ended September 30, 2024 and 2023, respectively:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Adjusted EBITDA:
Net income (loss)	$(2,384)	$(580)	$(9,397)	$(8,774)
Provision for (benefit from) income taxes	15	(407)	47	(365)
Interest expense (1)	313	423	799	1,188
Interest income	(93)	(86)	(260)	(86)
Stock-based compensation	1,860	1,129	4,122	2,815
Depreciation and amortization	1,927	1,293	5,244	3,805
Severance expenses (3)	278	64	664	246
Other	21	5	36	34
Adjusted EBITDA	$1,937	$1,841	$1,255	$(1,137)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Adjusted Net Income (Loss):
Net income (loss)	$(2,384)	$(580)	$(9,397)	$(8,774)
Stock-based compensation	1,860	1,129	4,122	2,815
Amortization of debt issuance costs (2)	58	134	173	256
Severance expenses (3)	278	64	664	246
Other	21	5	36	34
Tax adjustments (4)	(609)	(366)	(1,373)	(921)
Adjusted net income (loss)	$(776)	$386	$(5,775)	$(6,344)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in thousands)		(in thousands)
Adjusted Net Income (Loss) Per Diluted Share:
Net income (loss)	$(2,384)	$(580)	$(9,397)	$(8,774)
Plus: Adjustment items per reconciliation of adjusted net income (loss)	1,608	966	3,622	2,430
Adjusted net income (loss)	$(776)	$386	$(5,775)	$(6,344)
Adjusted net income (loss) per diluted share	$(0.01)	$0.01	$(0.08)	$(0.08)
Diluted average shares outstanding	77,748	76,830	77,232	75,907

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

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, and cash and cash equivalents on hand. Cash and cash equivalents, which includes restricted cash and consists primarily of cash on deposit with banks, totaled $7.8 million as of September 30, 2024 compared to $7.3 million as of December 31, 2023. The $0.5 million increase in the balance of our cash and cash equivalents from December 31, 2023 to September 30, 2024, was primarily due to $3.4 million provided by operating activities, and $2.8 million from financing activities, partially offset by $5.7 million used in investing activities during the nine months ended September 30, 2024.
On October 27, 2023, we entered into a new credit agreement with Wells Fargo Bank, National Association (the "Credit Agreement"). The Credit Agreement includes a $25 million revolving loan commitment, subject to borrowing base limitations based on a percentage of applicable eligible receivables and contract assets. A portion of the revolving loan commitment of up to $2.5 million is available for the issuance of letters of credit. As of September 30, 2024, $8.0 million was outstanding under the Credit Agreement and we had $14.0 million of additional borrowings available under this revolving loan commitment.
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
Our Credit Agreement contains, and any agreements to refinance our debt likely will contain, certain financial covenants, including (in the case of the Credit Agreement) to maintain a minimum amount of liquidity and a consolidated fixed charge coverage ratio that is only tested when borrowing availability falls below a certain threshold, as well as restrictive covenants that require us to limit our ability to incur additional debt, including to finance future operations or other capital needs, and to engage in other activities that we may believe are in our long-term best interests, including to dispose of or acquire assets. As of September 30, 2024, we were in compliance with all covenants under the Credit Agreement. However, conditions may change for a variety of reasons in the future that may affect our ability to maintain compliance with our financial or restrictive covenants. Our failure to comply with these covenants may result in an event of default, which, if not cured or waived, could accelerate the maturity of our indebtedness or result in modifications to our credit terms.
Cash flows from operating activities
Cash provided by operating activities was $3.4 million for the nine months ended September 30, 2024, primarily as a result of a decrease in contract assets during the period and an increase in contract liabilities. Cash provided by operating activities was $5.7 million for the nine months ended September 30, 2023, primarily as a result of a decrease in accounts receivable and contract assets during the period, offset by a decrease in accrued salaries and benefits and contract liabilities and other current liabilities.
Cash flows from investing activities
Cash used in investing activities of $5.7 million for the nine months ended September 30, 2024 was primarily related to capital expenditures for software, including payments for our recent acquisition of technology assets, data storage, hardware, telecommunication systems and security enhancements to our information technology systems. Cash used in investing activities for the nine months ended September 30, 2023 was $3.0 million, primarily related to capital expenditures for information technology, data storage, hardware, telecommunication systems and security enhancements to our information technology systems.
Cash flows from financing activities
Cash provided by financing activities was $2.8 million for the nine months ended September 30, 2024 primarily related to $3.0 million of additional borrowings. Cash used in financing activities of $8.9 million for the nine months ended September 30, 2023 was primarily attributable to repayments of long-term loan payable during the period.

Deferred Asset Acquisition Payments
In March 2024, we purchased technology assets from a technology company specializing in natural language processing and advanced domain analytics. The purchase agreement included deferred cash payments to be made over a three-year period. The amount recorded in deferred asset acquisition payments on the consolidated balance sheet was $3.9 million as of September 30, 2024. These payments are discounted to present values using our incremental borrowing rate.
Loan Payable
As of September 30, 2024, $8.0 million was outstanding under the Credit Agreement and we had $14.0 million of additional availability under the Credit Agreement. Our annual interest rate under the Credit Agreement at September 30, 2024 was 8.0%.
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
As of September 30, 2024, we were in compliance with all covenants under the Credit Agreement.

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
Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2024.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the third quarter of 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Prescott Group Management, L.L.C., First Light Asset Management, LLC, BlackRock Institutional Trust Company, N.A., Topline Capital Management, LLC, and Mill Road Capital Management LLC beneficially owned approximately 20.5%, 13.6%, 6.0%, 5.0% and 4.6% of our common stock, respectively, as of September 30, 2024. As a result of their ownership, these significant stockholders have the ability to influence the outcome of matters submitted to a vote of stockholders and, through our board of directors, the ability to influence decision making with respect to our business direction and policies. Mill Road Capital Management LLC currently has a representative sitting on our Board of Directors. These significant stockholders may have interests different from our other stockholders’ interests and may vote in a manner adverse to those interests. Matters over which these significant stockholders can, directly or indirectly, exercise influence include:
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
    None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
    None.
ITEM 4. MINE SAFETY DISCLOSURES
    Not Applicable.
ITEM 5. OTHER INFORMATION
(c) During the three months ended September 30, 2024, the following director of our Company adopted a prearranged trading plan relating to our common stock and intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934:

•Lisa Im, a Director, adopted a trading plan on September 5, 2024, with an effective date of December 5, 2024, providing for the sale of up to an aggregate of 561,069 shares of our common stock until December 10, 2025.
During the three months ended September 30, 2024, other than as noted above, no director or officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934) of our Company adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities, whether or not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

ITEM 6. EXHIBITS
(A) Exhibits:

Exhibit No.	Description

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1(1)	Certification of the Principal Executive Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2(1)	Certification of the Principal Financial Officer pursuant to 18 USC Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS(2)	XBRL Instance Document.

101.SCH(2)	XBRL Taxonomy Extension Scheme.

101.CAL(2)	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF(2)	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB(2)	XBRL Taxonomy Extension Label Linkbase.

101.PRE(2)	XBRL Taxonomy Extension Presentation Linkbase.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

PERFORMANT FINANCIAL CORPORATION
Date:	November 7, 2024
		By:	/s/ Simeon M. Kohl
Simeon M. Kohl

Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Rohit Ramchandani
Rohit Ramchandani

Chief Financial Officer (Principal Financial Officer)