Form 10-K
period 2024-12-31
Performant Healthcare Inc
filed 2025-03-13
CIK 1550695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission File Number: 001-35628

PERFORMANT HEALTHCARE, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-0484934
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 South Pine Island Road, Suite 150, Plantation FL	33324
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (925) 960-4800
Securities registered pursuant to Section 12(b) of the Act:

Title of each class:	Trading Symbol(s)	Name of each exchange on which registered:
Common Stock, par value $.0001 per share	PHLT	The Nasdaq Stock Market LLC

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

As of June 30, 2024 (the last business day of the registrant’s most recently completed second quarter), the aggregate market value of the common stock held by non-affiliates of the registrant was $127,827,522. Shares of common stock beneficially held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 12, 2025, 78,308,640 shares of the registrant’s common stock were outstanding.
Documents Incorporated By Reference
Portions of our definitive proxy statement on Schedule 14A, to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for our 2025 Annual Meeting of Stockholders (referred to in this report as the "2025 Proxy Statement”) are incorporated by reference in Items 10 through 14 in Part III of this Form 10-K.

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
•our commercial client growth strategy;
•many of our customer contracts are subject to periodic renewal, are not exclusive, and do not provide for committed business volumes;
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
•the impact of public health emergencies, such as the COVID-19 pandemic, on our business and operations, opportunities and expectations for the markets in which we operate;
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

ITEM 1. Business
Overview
We support payers in the healthcare industry with identifying, preventing, and recovering waste and improper payments by leveraging advanced technology, analytics and proprietary data assets. We work with leading national and regional healthcare payers to provide eligibility-based, also known as coordination-of-benefits (COB), services as well as claims-based services. Our eligibility based services involve identifying and recovering payments in situations where our client should not be the primary payer of healthcare claims because a member has other forms of insurance coverage, while our claims-based services include the audit and identification of improperly paid claims. We are a leading provider of these services in both government and commercial healthcare markets. We also provide advanced reporting capabilities, support services, customer care, and stakeholder training programs designed to mitigate future instances of improper payments.
We believe we have a leading position in our markets based on our technology-enabled services platform, a focus on quality, long-standing client relationships, and the large volume of claims we have audited and recovered for our clients. Further, we believe that our business platforms are adaptable to new markets and new processes and service offerings within our existing markets. We continue to enhance our platforms through investments in new data and analytics capabilities, which we believe will enable us to provide additional services related to the detection of fraud, waste and abuse. We endeavor to automate and optimize what traditionally have been manually intensive processes in order to drive higher workforce productivity. In 2024, we generated approximately $125,000 of revenue per employee compared to $117,000 of revenue per employee in 2023, based on the average number of employees during each of the years, respectively.
Our revenue model is generally success-based as we earn fees based on the aggregate amount of funds that we enable our clients to recover from our services. Our services do not require significant upfront investments by our clients and we offer our clients the opportunity to recover significant funds that may otherwise be lost. Because our model is based upon the success of our efforts, our business objectives are aligned with those of our clients.
For the year ended December 31, 2024, we generated approximately $123.0 million in revenues, $9.9 million in net loss, $4.4 million in adjusted EBITDA, and $4.5 million in adjusted net loss. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Adjusted EBITDA and Adjusted Net Income (Loss)” in Item 7 below for a definition of adjusted EBITDA and adjusted net income (loss) and reconciliations of adjusted EBITDA and adjusted net loss to net income (loss) determined in accordance with generally accepted accounting principles.
The Healthcare Industry
According to CMS National Health Expenditures (NHE) 2023 Highlights, U.S. healthcare spending grew by 7.5% to $4.9 trillion, up from 4.6% in 2022. This spending accounted for 17.6% of the nation's GDP, which was similar to 17.4% in 2022. National health spending is projected to grow at an average annual rate of 5.6% from 2023 to 2032.
Federal spending on Medicare grew by 8.1% to $1,029.8 billion in 2023, and it is projected to grow at an average rate of 7.8% per year from 2025 to 2031. Medicaid spending increased by 7.9% to $871.7 billion in 2023, and it is projected to grow at an average rate of 5.6% per year from 2025 to 2031.
Medicare provides healthcare coverage primarily to elderly and disabled Americans through four parts: Part A covers hospital and inpatient stays, Part B covers outpatient, physician, and other services, Part C is known as Medicare Advantage, where beneficiaries receive benefits through private health plans, and Part D covers outpatient prescription drugs.
According to CMS' Fiscal Year 2024 Improper Payments Fact Sheet, Medicare incurred an estimated $54.4 billion in improper payments, including $31.7 billion for Medicare fee-for-service, $19.1 billion for Medicare Part C, and $3.6 billion for Medicare Part D. Medicaid improper payments were estimated at $31.1 billion. These improper payments often result from incorrect coding, unnecessary procedures, incomplete documentation, and outdated fee schedules.
Private health insurance expenditures reached $1.5 trillion in 2023, an 11.5% increase. Spending is expected to grow by 8.1% in 2024, with an average annual growth rate of 3.8% from 2025 to 2026, and 4.8% from 2027 to 2032.
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
•Advanced, technology-enabled workflow processes. Our technology-enabled workflow processes, developed and refined over many years of operational experience enable us to disaggregate otherwise complex audit and eligibility-based processes into a series of simple, efficient and consistent steps that are configurable and applicable to processing different types of services. We believe our workflow software is highly intuitive, which enables our audit and other claims specialists to manage each step of the Performant operational process, while automating a series of otherwise manually intensive and document-intensive steps. We believe our streamlined workflow technology and processes improve audit and eligibility services relative to more labor-intensive outsourcing models.
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
•Long-standing client relationships. We believe our long-standing focus on achieving superior performance for our clients and the significant value our clients derive from this focus have helped us achieve long-tenured client relationships, strong contract retention and better access to new clients and future growth opportunities. For example, our relationship with CMS spans over fifteen years, and our relationships with our earliest commercial clients in the healthcare industry have been in place for over a decade.
•Extensive domain expertise in complex and regulated markets. We have extensive experience and domain expertise in providing services for government and private institutions that generally operate in complex and regulated markets. We have demonstrated our ability to develop domain expertise in varied markets such as healthcare and other state and federal level entities. We believe we have the organizational experience that is required to understand and adapt to changes in the regulatory environment and overall objectives of our clients as a result of ongoing changes in public policy. Further, we believe this helps us identify and anticipate growth opportunities. For example, we successfully identified government healthcare as a potential growth opportunity that has thus far led to the award of eight contracts to us by CMS. Within commercial healthcare, we continue to expand the scope of our service with both new and existing clients, as evidenced by the continued implementation of new commercial programs in 2024. Together with our flexible technology platform, we have the ability to adapt our business strategy, to allocate resources and to respond to changes in our regulatory environment to capitalize on new growth opportunities.
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
Data Analytics Capabilities
Our data analytics capabilities are designed to efficiently screen and allocate massive volumes of claims inventory. For example, we analyze millions of healthcare claims with customized payment integrity algorithms to find potential correlations between claims data and improper payments, which both enhance our machine learning capabilities and contribute to higher levels of results for our clients. We utilize our proprietary analytics tools across all of our current markets and clients to continuously and rigorously test our workflow processes in real-time in order to drive greater process efficiency and improvement in recoupment rates.
Furthermore, we believe our data analytics capabilities will enable us to extend our potential product offerings within the healthcare market, permitting us to pursue significant new business opportunities.
Workflow Processes
Over many years, we have developed and refined our workflow processes, which we believe drive higher efficiency and productivity and reduce our reliance on labor-intensive methods. Our technology supports our proprietary workflows to disaggregate otherwise complex processes into a series of simple, efficient and consistent steps that are easily configurable and applicable to different types of applications. These allow subject matter experts to quickly review analytical outputs and achieve targeted audit and recovery outcomes for our clients.
The following diagram illustrates how our technology platform fits into our operational ecosystem:

Our Services
We use our technology-enabled services platform to provide services for the identification and recovery of improper payments in the healthcare market. The table below summarizes our various service offerings and related analytics capabilities for the markets we serve.

Audit / Claims-Based Services	Eligibility-Based Services
•  Provide audit or claims-based services to identify improper healthcare payments for government and commercial healthcare clients.

•    Identify improper payments typically resulting from incorrect coding, procedures that were not medically necessary, and incomplete documentation amongst other payment integrity issues.

•    Utilize our proprietary technology, our history of healthcare-related performance data, and our data analytics capabilities to effectively analyze our clients’ claims and other data for improper payments.

•    Earn contingent, success-based fees based on a percentage of claim amounts recovered.

•    For the years ended December 31, 2024, 2023 and 2022, our Audit services represented 46%, 40% and 38% of our total revenue, respectively.

•  Provide eligibility or Coordination of Benefits (COB) services to identify improper healthcare payments for government and commercial healthcare clients.

•    Identify payment responsibility typically resulting from multiple healthcare coverage or third-party insurance such as auto or property and casualty.

•    Earn contingent, success-based fees based on a percentage of claim amounts recovered.

•    For the years ended December 31, 2024, 2023 and 2022, our Eligibility services represented 50%, 54% and 49% of our total revenue, respectively.

Healthcare
We provide payment integrity services related to improper payments in the healthcare market, serving both government and commercial clients. Within the healthcare market, we have strong and established relationships with multiple government agencies across our various product lines.
We currently have three Recovery Audit Contractor (RAC) contracts with CMS. The RAC contracts for both Region 1 and Region 2 cover Parts A and B Medicare payments in each region. The third RAC contract, Region 5, involves post-payment review of Durable Medical Equipment, Prosthetics/Orthotics and Supplies (DMEPOS) and home health and hospice claims across the entire U.S.

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
Further, we have the indefinite delivery, indefinite quantity (IDIQ) contract with the U.S. Department of Health and Human Services, Office of the Inspector General (HHS OIG). Under this contract, we provide medical review and consultative services associated with the oversight activities of the HHS OIG, primarily assessing services and claims for Medicare fee-for-service payments for Part A and Part B.
Within the State Medicaid market, we were recently awarded a contract to provide RAC services for the New York State Office of the Medicaid Inspector General (OMIG) which are similar to the services we provide under our RAC contracts with CMS. We anticipate our services under this contract to commence in 2025.
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

Analytics Capabilities
We leverage our data analytics tools to help filter and identify improper payments as part of our core services platform. Through our data analytics capabilities, which we refer to as Performant Insight, we are able to review, aggregate, and synthesize very large volumes of structured and unstructured data, at high speeds, from the initial intake of disparate data sources to the warehousing of the data, to the analysis and reporting of the data. We believe we have built a differentiated, next-generation “end-to-end” data processing solution that will maximize value for current and future customers.
Performant Insight provides numerous benefits for our core services platform. Performant Insight has not only enhanced our existing services under our contracts with CMS and other private healthcare contracts by analyzing significantly higher volumes of healthcare claims at faster rates and reducing our cycle time to review and assess healthcare claims, but it has also enabled us to develop improved and more sophisticated business intelligence rules that can be applied to our audit processes. We believe our analytics capabilities will extend our potential markets, permitting us to pursue significant new business opportunities. We have expanded the use of our data analytics capabilities in the healthcare sector to offer a variety of services from post and pre-payment audit of healthcare claims in both the government and commercial healthcare sectors, to detection of fraud, waste and abuse of healthcare claims, to coordination of benefits and pharmacy fraud detection.
Customer Care / Outsourced Services
Historically, we derived revenues from a first party call center and other outsourced services. Our revenues for these services included contingency fees, fees based on dedicated headcount, and tasks completed on behalf of our clients. Toward the end of 2024, we made the decision to de-emphasize our Customer Care and Outsourced Services and do not anticipate having meaningful revenues in this market from 2025 onward.
Our Clients
We provide our services across a range of federal government, state government and commercial clients.
Federal Government
Our relationship with CMS extends approximately sixteen years. Under our first RAC contract with CMS, which was initially awarded in 2008 and expired in 2016, we were responsible for identifying and facilitating the recovery of improper Part A and Part B Medicare payments in the Northeast region of the United States.
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
Further, we have the indefinite delivery, indefinite quantity (IDIQ) contract with the U.S. Department of Health and Human Services, Office of the Inspector General (HHS OIG). Under this contract, we provide medical review and consultative services associated with the oversight activities of the HHS OIG, primarily assessing services and claims for Medicare fee-for-service payments for Part A and Part B.

State Government
In 2024, we were awarded the New York State Recovery Audit Contractor contract by the New York State OMIG to audit improper payments for claims similar to the services we provide under our RAC contracts with CMS. . This contract is anticipated to start in 2025 with a five-year term, consisting of a three year base term and two additional one-year extension options
Commercial Healthcare
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
Sales and Marketing
Our new business opportunities have historically been driven largely by referrals and natural extensions of our existing client relationships, as well as a targeted outreach by our sales team and senior management. Our sales cycles are often lengthy, and demand high levels of attention from our senior management. At any point in time, we are typically focused on a limited number of potentially significant new business opportunities. To better capitalize on the increasing number of business opportunities and align with the growth of our operations, we have expanded our sales and marketing team. The enhanced team, comprised of experienced professionals, works in coordination with our executive leadership to broaden our outreach efforts and more effectively pursue a wider range of potential new business engagements.
Technology Operations
We have primary and redundant datacenters located in Santa Clara, California and Fort Worth, Texas. We have designed our infrastructure for scalability and redundancy, which allows us to continue to operate in the event of an outage at any of our datacenters. We maintain an information systems environment with dedicated information technology and security teams managing an advanced architecture focused on network security intrusion detection, data loss prevention and training of staff with 24x7 monitoring and security incident response capabilities. We utilize encryption technologies certified to FIPS 140-2 to protect sensitive data on our systems, all data during transmission and all data on redundancy or backup solutions. We also maintain a comprehensive enterprise-wide information security program certified by 3rd party auditors that is based on industry standards such as the Health Information Trust Alliance (HITRUST), CMS Acceptable Risk Safeguards (ARS 5.1), National Institute of Standards and Technology (NIST 800-53), ISACA's Capability Maturity Model Integration (Level 3), and System and Organization Controls (SOC 1 Type II).
Competition
We face significant competition in all aspects of our business.
In the healthcare market, we face competition in the bidding process for commercial healthcare contracts as well as government healthcare contracts, such as the RAC and MSP contracts awarded by CMS as well as State Medicaid contracts. However, based on the effective healthcare solutions that we have provided to CMS and commercial healthcare plans, we believe we are well qualified to compete for new contract awards within the healthcare market, within both the commercial and government sectors. In both the prior RAC bidding process and future contract procurement processes, the competitive factors that we believe are most relevant are demonstrated experience in effective audit services in the healthcare market, sufficient capacity to address claims volumes, maintenance of high standards of operational practices, financial capability to perform under the RAC contracts and fee rates. In the commercial healthcare market, these same factors are generally important and applicable. Our competition in the commercial healthcare market includes the other healthcare payment integrity providers (such as Cotiviti, Inc. and HMS Holdings, a subsidiary of Gainwell Technologies LLC), and a variety of healthcare consulting and healthcare information services companies. Many of our competitors in both the government and healthcare sectors of the healthcare payment integrity market have greater resources than we do.

Government Regulation
The nature of our business requires us to adhere to a complex array of federal and state laws and regulations. These include, but are not limited to, the Health Insurance Portability and Accountability Act (HIPAA), the Health Information Technology for Economic and Clinical Health Act (HITECH), the False Claims Act (FCA), the Exclusion Statute, the Privacy Act of 1974, and related state laws. We are also governed by a variety of state laws that regulate the collection, use, disclosure and protection of personal information.
We have implemented and maintain physical, technical and administrative safeguards intended to protect all personal data and we have processes in place to assist us in complying with applicable laws and regulations regarding the protection of this data. Our compliance efforts include training of personnel and monitoring of our systems and personnel.
Healthcare
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
Legacy Recovery Business
Our legacy student loan recovery business subjected us to regulation and oversight by various state and federal agencies, particularly in the area of consumer protection. Even though we exited the student loan recovery business during 2021 and 2022, certain statutes of limitations periods under laws and regulations related thereto have not yet lapsed, and therefore we may still be subject to applicable laws and regulations, including but not limited to the following: the Fair Debt Collection Practices Act (FDCPA), and related state laws, which provide specific guidelines that must be followed in communicating with holders of student loans and regulates the manner in which defaulted student loans can be recovered; the Fair Credit Reporting Act (FCRA), which regulates consumer credit reporting and may impose liability to the extent adverse credit information reported to a credit bureau is false or inaccurate; regulations promulgated by the United States Consumer Financial Protection Bureau (CFPB), which, among other things, establishes regulations regarding consumer financial protection laws; the Telephone Consumer Protection Act (TCPA), which regulates the initiation of calls (which includes text messages) to residential or cellular telephones, including the use of automatic telephone dialing systems as well as artificial or prerecorded voices; and related or comparable state laws.
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

As of December 31, 2024, we had eleven trademarks registered with the U.S. Patent and Trademark office: Performant, Performant Insight, Premiere Credit, Performant Healthcare Solutions, Audit Advantage, Data Mining Advantage, MSP Advantage, Performant Advantage, Recovery Advantage, TPL Advantage, COB Plus, and COB 360.
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
We are currently not subject to any material intellectual property claims alleging that we infringe, misappropriate or otherwise violate the intellectual property rights of any third party, nor have we asserted any material intellectual property infringement claim against any third party.
Human Capital
As of December 31, 2024, we had 964 employees, all of which are based in the United States. None of our employees are a member of a labor union and we consider our employee relations to be good.
We provide our employees with competitive salaries and bonuses, development programs that enable continued learning and growth and an employment package intended to promote well-being across all aspects of their lives, including healthcare, retirement planning and paid time off. In addition, we take an integrated approach to helping our employees manage their work and personal responsibilities, with a strong focus on employee well-being, health, and safety.
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
Website
Interested parties may access our periodic and current reports filed with the SEC, at no charge, by visiting our website, www.performanthealthcare.com. Our website and the information contained therein or connected thereto are not incorporated into this report.

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
If we are successful in obtaining an engagement with a new client or a new contract with an existing client, we typically have a long implementation period in which the services are planned in detail and we integrate our technology, processes and resources with the client’s operations. If we enter into a contract with a new client, we typically will not receive revenues until implementation is completed and work under the contract actually begins, which can be a substantial period of time. Our clients may also experience delays in obtaining approvals or managing protests from unsuccessful bidders, or delays associated with technology or system implementations, such as the delays experienced with the implementation of our RAC contracts with CMS. Because we operate under a model in which we generally hire employees to provide services to a new client once a contract is signed and otherwise incur significant upfront implementation expenses, we incur significant expenses associated with new contracts before we receive corresponding revenues under any such new contract. Further, we may incur upfront implementation expenses without receiving corresponding revenue under a contract award that is subsequently terminated as a result of a successful protest from an unsuccessful bidder or if a client decides to limit or reduce the amount of claims or placements that we are permitted to review under a new contract. If we are not able to pay the upfront expenses for commencing new contracts out of cash from operations or availability of cash on hand or borrowings under our lending arrangements, we may be required to scale back our operations or alter our business plans to account for cash shortages, either of which could prevent us from earning future revenues under any such new client or contract engagements. Further, if we are not successful in maintaining contractual commitments after the expenses we incur during our typically long implementation cycle, our cash flows and results of operations could be adversely affected.
Revenues generated from a limited number of our largest clients represent a substantial majority of our revenues. Any termination of or deterioration in our relationship with any of our significant clients would result in a decline in our revenues.
We derive a substantial portion of our revenues from a limited number of our largest clients. Substantially all of our contracts (i) entitle our clients to unilaterally terminate their contractual relationship with us at any time without penalty and (ii) are subject to competitive procurement or renewal processes from time to time. Further, substantially all of our contracts allow our clients to unilaterally change the amount of work available to us. If one of our largest clients terminates any of our existing contracts, or chooses not to renew an existing contract in connection with a competitive procurement or renewal process, our revenues and results of operations may be materially harmed. Further, if one of our significant clients decides to limit the amount of claims that we are allowed to audit or if the terms of compensation for our services change or if there is a reduction in the level of placements provided by any of these clients, our revenues could decline, which would harm our business, financial condition and results of operations. Lastly, our revenues could be adversely affected if one of our significant clients is acquired by an entity that does not wish to continue to use our services, or if the business of any of our significant clients is negatively impacted due to regulatory matters or increase or changes in market competition.

Many of our contracts with our clients are not exclusive and do not commit our clients to provide specified volumes of business. In addition, the terms of these contracts may be changed unilaterally and on short notice by our clients. As a consequence, there is no assurance that we will be able to maintain our revenues and operating results.
Many of our existing contracts enable our clients to terminate their contractual relationship with us at any time without penalty, potentially leading to loss of business or renegotiation of terms. Further, most of our contracts allow our clients to unilaterally change the amount of work available to us or the payment terms at any given time. In addition, many of our contracts are not exclusive, with our clients retaining multiple service providers with whom we must continue to compete for additional work. Therefore, despite our contractual relationships with our clients, our contracts do not provide assurance that we will generate a minimum amount of revenues or that we will receive a specific volume of work. For example, significant changes to Medicare or Medicaid, or other regulatory changes that may impact CMS, state Medicaid agencies or private healthcare providers could have a significant impact on the types and volume of claims that we are permitted to audit under our contracts with existing and future government and commercial healthcare clients, any of which may have a negative impact on our revenues and results of operations. If any of our clients modify terms of service, including the success fees we are able to earn, any of these clients establish more favorable relationships with our competitors, or the types or volume of the claims that we are permitted to audit are limited due to regulatory matters, our future revenues may be adversely affected.
We face significant competition in connection with obtaining, retaining and performing under our client contracts, and an inability to compete effectively in the future could harm our relationships with our clients, which would impact our ability to maintain our revenues and operating results.
We operate in highly competitive markets and face significant competition from other companies in providing our services and sourcing contracts with new clients or new contracts with existing clients. Accordingly, maintaining high levels of service under our contracts, and doing so in a cost-effective manner, are important factors in our ability to maintain existing contracts and obtain new contracts and grow our revenues and net income. Any failure to achieve these objectives could result in the loss of existing contractual relationships either by a client’s decision to terminate existing contractual relationship or in connection with a competitive contract re-bidding process, or the inability to obtain new client contracts, any of which could harm our business, financial condition and results of operations. Some of our current and potential competitors in the markets in which we operate may have greater financial, marketing, technological or other resources than we do. The ability of any of our competitors and potential competitors to either develop or adopt new and effective technology, including the use of artificial intelligence based software, to better serve our markets or provide services to our existing or future clients in a more efficient or cost-effective manner may allow them to gain market strength and could impair our ability to compete effectively and adversely affect our business. Increasing levels of competition in the future could result in lower fees, lower volumes of contracted services or higher costs for resources, any of which could have a material negative effect on our results of operations. Any inability to compete effectively in the markets that we serve could adversely affect our business, financial condition and results of operations.
Our ability to derive revenues under our current healthcare contracts will depend in part on the number and types of potentially improper claims that we are allowed to audit or otherwise pursue by our clients, and our results of operations may be harmed if the scope of claims that we are allowed to pursue and be compensated for is limited.
Our revenues under our current healthcare contracts depend in part on the number and types of potentially improper claims that we are allowed to audit or otherwise pursue on behalf of our clients. For example, under CMS’s Medicare recovery audit program, RAC contractors are not permitted to seek the recovery of an improper claim unless that particular type of claim has been pre-approved by CMS to ensure compliance with applicable Medicare payment policies, as well as national and local coverage determinations. From time to time, CMS has increased restrictions on the scope of audits permitted by RAC contractors, and CMS may place additional restrictions on the scope of audits that we are permitted to conduct under our RAC contracts in the future. Accordingly, the revenues we derive under our existing RAC contracts, as well as future contracts we may enter into with CMS or other federal or state government agencies, will depend on the scope of improper claims that our clients allow us to pursue. Any significant curtailment of the scope of audits that we are permitted to conduct under any of our existing or future contracts with CMS or other federal or state government agencies could have a material negative impact on our revenues and results of operations.
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
We have historically derived and are likely to continue to derive a significant portion of our revenues from the U.S. federal government. We currently hold five contracts with agencies of the U.S. federal government within our healthcare business. The continuation and exercise of renewal options on our U.S. federal government contracts and any new U.S. federal government contracts are, among other things, contingent upon succeeding within competitive bidding processes, changes in federal government spending, the availability of adequate funding for the applicable federal government agency, or other regulatory changes, could adversely affect our financial performance. The loss of business from the U.S. federal government, or significant policy changes or financial pressures within the agencies of the U.S. federal government that we serve would result in a significant decrease in our revenues, which would adversely affect our business, financial condition and results of operations.
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
Our business and the businesses of our customers are exposed to risks associated with public health emergencies, such as the COVID-19 pandemic, which have caused, and may continue to cause, a slowdown in global economic activity. The ultimate impact of any such public health emergency on our operations and financial performance depends on many factors that are not within our control, including, but not limited to: governmental and business actions taken in response to the pandemic; the impact of the pandemic and actions taken in response on global and regional economies and economic activity; the availability of federal, state or local funding programs; general economic uncertainty and financial market volatility; global economic conditions and levels of economic growth; and the pace of economic recovery when any such pandemic subsides.

Further, regulatory action in response to a public health emergency may have a material negative impact on the types of claims that are permitted to review and the revenues that we receive under existing healthcare contracts. For example, in connection with the COVID-19 pandemic, both CMS and HHS either paused or restricted our ability to review or audit claims which related to COVID-19 or other respiratory designations under our RAC contracts.
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
Our legacy student loan recovery business subjected us to regulation and oversight by various state and federal agencies, particularly in the area of consumer protection. The Fair Debt Collection Practices Act (FDCPA), and related state laws provide specific guidelines that must be followed in communicating with holders of student loans and regulates the manner in which defaulted student loans can be recovered. Some state attorney generals have been active in this area of consumer protection regulation. In connection with our legacy student loan recovery business, we were subject, and may be subject in the future, to inquiries and audits from state and federal regulators, as well as litigation from private plaintiffs regarding compliance under the FDCPA and related state regulations. Our legacy student loan recovery business also subjected us to the Fair Credit Reporting Act (FCRA), which regulates consumer credit reporting and may impose liability to the extent adverse credit information reported to a credit bureau is false or inaccurate. Our ongoing compliance with the FDCPA, FCRA and other federal and state regulations that affected our legacy student loan recovery business may result in significant costs, including litigation costs. We were also subject to regulations promulgated by the United States Consumer Financial Protection Bureau (CFPB), which, among other things, establishes regulations regarding consumer financial protection laws. In addition, the CFPB has investigatory and enforcement authority with respect to whether persons are engaged in unlawful acts or practices in connection with the collection of consumer debts. Even though we exited the student loan recovery business in 2022, certain statutes of limitations periods under laws and regulations related thereto have not yet lapsed, and therefore we may still be subject to applicable laws and regulations, including but not limited to those discussed above.
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
Prescott Group Management, L.L.C., First Light Asset Management, LLC, Topline Capital Management, LLC, BlackRock Institutional Trust Company, N.A, and Mill Road Capital Management LLC beneficially owned approximately 20.2%, 15.4%, 8.3%, 6.2% and 4.6% of our common stock, respectively, as of December 31, 2024. As a result of their ownership, these significant stockholders have the ability to influence the outcome of matters submitted to a vote of stockholders and, through our board of directors, the ability to influence decision making with respect to our business direction and policies. Mill Road Capital Management LLC currently has a representative sitting on our Board of Directors. These significant stockholders may have interests different from our other stockholders’ interests and may vote in a manner adverse to those interests. Matters over which these significant stockholders can, directly or indirectly, exercise influence include:
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
Our third amended and restated certificate of incorporation, as amended and our second amended and restated bylaws contain provisions that could have the effect of rendering more difficult or discouraging an acquisition deemed undesirable by our board of directors. Our corporate governance documents include the following provisions: establishing a classified board of directors so that not all members of our board are elected at one time; providing that directors may be removed by stockholders only for cause; authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our common stock; limiting the ability of our stockholders to call and bring business before special meetings and to take action by written consent in lieu of a meeting; limiting our ability to engage in certain business combinations with any “interested stockholder,” for a three-year period following the time that the stockholder became an interested stockholder; requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors; requiring a super majority vote for certain amendments to our third amended and restated certificate of incorporation, as amended and our second amended and restated bylaws; and limiting the determination of the number of directors on our board of directors and the filling of vacancies or newly created seats on the board, to our board of directors then in office. These provisions, alone or together, could have the effect of delaying or deterring a change in control, could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.
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
ITEM 2. Properties
Facilities
As of December 31, 2024, we operated four separate office locations throughout the United States. Our Plantation, Florida facility serves as our corporate headquarters.
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
Shares of Performant currently trade on the NASDAQ under the trading symbol PHLT.
Stockholders
As of December 31, 2024, we had approximately 16 holders of record of our common stock and we believe a greater number of shareholders who hold shares through brokers, banks or other nominees.
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
We support payers in the healthcare industry in identifying, preventing, and recovering waste and improper payments by leveraging advanced technology, analytics and proprietary data assets. We work with leading national and regional healthcare payers to provide eligibility-based, also known as coordination-of-benefits (COB), services, as well as claims-based services, which include the audit and identification of improperly paid claims. We are a leading provider of these services in both government and commercial healthcare markets. We also provide advanced reporting capabilities, support services, customer care, and stakeholder training programs designed to mitigate future instances of improper payments.
Our revenue model is generally success-based as we earn fees based on the aggregate amount of funds that we enable our clients to recover from our services. Our services do not require significant upfront investments by our clients and we offer our clients the opportunity to recover significant funds that may otherwise be lost. Because our model is based upon the success of our efforts, our business objectives are aligned with those of our clients.
Sources of Revenues
We derive a majority of our revenues from services provided to our clients in the healthcare market. We also derive revenues from our outsourced call center services.

	Year Ended December 31,
	2024	2023
	(in thousands)
Eligibility-based	$61,860	$61,179
Claims-based	56,431	45,265
Healthcare Total	118,291	106,444
Recovery	—	33
Customer Care / Outsourced Services	4,690	7,266
Total Revenues	$122,981	$113,743
Healthcare Revenues
We derive revenues from both commercial and government clients by providing healthcare payment integrity services, which include claims-based and eligibility-based services. Revenues earned under claims-based contracts in the healthcare market are driven by auditing, identifying, and sometimes recovering improperly paid claims through both automated and manual review of such claims. Eligibility-based services, which may also be referred to as coordination-of-benefits, involve identifying and recovering payments in situations where our client should not be the primary payer of healthcare claims because a member has other forms of insurance coverage. We are paid contingency fees by our clients based on a percentage of the dollar amount of improper claims recovered as a result of our efforts. The contingency fee percentage depends on the methods of recovery and, in some cases, the type of improper payment that we identify. The revenues we recognize are net of our estimate of claims that may be overturned by appeal or disputed following payment by the provider.
For our healthcare business, our business strategy is focused on utilizing our technology-enabled services platform to provide claims-based, eligibility-based, and analytical services for healthcare payers.
In 2016, the Center for Medicare and Medicaid Services (CMS) awarded two new Medicare Recovery Audit Contractor (RAC) contracts to us for Regions 1 and 5. The RAC contract for Region 1 involves the audit of improper payments for claims made under Medicare Parts A and B in Region 1, which consists of eleven states (Connecticut, Michigan, Indiana, Maine, Massachusetts, New Hampshire, New York, Ohio, Kentucky, Rhode Island and Vermont). In March 2021, we were re-awarded the CMS Region 1 contract with a term of eight-and-a-half years. The RAC contract for Region 5 involves post-payment review of claims related to DMEPOS (Durable Medical Equipment, Prosthetics, Orthotics and Supplies) and home health and hospice on a nation-wide basis. The Region 5 RAC contract has an initial nine-year term consisting of one base year and eight additional one-year options, and expires in 2025. We expect that CMS will run a competitive procurement process for a new Region 5 contract in 2025, in which we plan to seek a new contract award.

In November 2022, we were awarded the RAC contract to audit improper payments for claims made under Medicare Parts A and B in Region 2, which consists of 14 states (Illinois, Minnesota, Wisconsin, Nebraska, Iowa, Kansas, Missouri, Colorado, New Mexico, Texas, Oklahoma, Arkansas, Louisiana, and Mississippi). Our RAC contract for Region 2 has a term of eight-and-a-half years.
In 2017, CMS awarded the national exclusive MSP contract to us. Under this MSP contract, we are responsible for coordination-of-benefits claims, which includes identifying and recovering payments in situations where Medicare should not be the primary payer of healthcare claims because a beneficiary has other forms of insurance coverage, such as through an employer group health plan or certain other payers. We were re-awarded this contract in December 2022 and it has a six-year term, consisting of one base year and five additional one-year options.
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
Within the State Medicaid market, we were recently awarded a contract to provide RAC services for the New York State Office of the Medicaid Inspector General (OMIG) which are similar to those provided under our RAC contracts with CMS. We anticipate our services under this contract to commence in 2025.
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

	Year Ended December 31,
	2024	2023
	(in thousands)
Government	$51,367	$49,902
Commercial	66,924	56,542
Total Healthcare revenues	$118,291	$106,444
Customer Care / Outsourced Services
We derive revenues from our first party call center and other outsourced services. Our revenues for these services include contingency fees, fees based on dedicated headcount and tasks completed on behalf of our clients. Toward the end of 2024, we made the decision to de-emphasize our Customer Care and Outsourced Services and do not anticipate to have meaningful revenues in this market from 2025 onward.
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

Factors Affecting Our Operating Results
Our results of operations are influenced by a number of factors, including costs associated with commencing and implementing new contracts, claim volume, contingency fees, regulatory matters, client contract cancellation, technology innovation expenses, and macroeconomic factors.
Costs Associated with Commencing and Implementing New Contracts
When we obtain an engagement with a new client or a new contract with an existing client, it typically takes a long period of time to plan our services in detail, which includes integrating our technology, processes and resources with the client’s operations and hiring new employees, before we receive any revenues from the new client or new contract. Due to the upfront costs we incur in connection with the implementation of new contracts, which may not be recoverable in the event of contract termination, and the delays we face in recognizing initial revenue from any such new contracts, our profitability can be negatively impacted by any delays associated with new contract implementations. Further, due to the upfront implementation time associated with new contract implementations, we face delays in recognizing the full amount of revenue that we may earn under these new contracts until they reach a more mature or “steady state” status. Our clients may also experience delays in obtaining approvals or managing protests from unsuccessful bidders or delays associated with system implementations, as we had experienced before with certain clients. We may incur upfront implementation expenses without receiving corresponding revenue under a contract award that is subsequently terminated as a result of a successful protest from an unsuccessful bidder. If we are not able to pay the upfront expenses out of cash from operations or availability of borrowings under our lending arrangements, we may need to scale back our operations or alter our business plans, either of which could have a negative effect on future revenues that we may earn under any such new client or new contract engagements.
Claims Volume
The number of claims that we are allowed or permitted to audit on behalf of our healthcare clients within our claims-based services has a direct impact on our revenues. Most of our contracts in our claims-based services permit our clients to unilaterally change the amount of claims that we are able to audit on the client’s behalf at any given time. Further, the type and scale of claims which are deemed permissible for us to audit by certain of our healthcare clients may change from time-to-time. Non-permissible claims may result from client product lines which are determined by our clients to be out of scope of our audit services, claims related to excluded providers or excluded provider groups, changes in applicable regulations or policy, or other factors such as natural disasters, cybersecurity incident, or global health emergencies.
The level of claims volume provided by our healthcare clients also impacts the revenues we earn from our eligibility-based services. To the extent the claim volume that we are allowed or permitted to audit on behalf of our healthcare clients is negatively impacted by any of the factors set forth above, the revenues we earn as a result of both our claims-based services and eligibility-based services may be negatively impacted, which could result in an adverse impact on our results of operations.
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
Regulatory Matters
Each of the markets which we serve is highly regulated. Accordingly, changes in regulations or governmental policy that affect the types of receivables and claims that we are able to service or audit or the manner in which any such receivables and claims can be recovered will affect our revenues and results of operations.
In addition, our entry into the healthcare market was facilitated by the passage of the Tax Relief and Health Care Act of 2006, which mandated CMS to contract with private firms to audit Medicare claims in an effort to increase the recovery of improper Medicare payments. Any changes to the regulations or governmental policies that affect the Medicare program or state Medicaid programs, or the audit and recovery of Medicare claims or state Medicaid claims could have a significant impact on our revenues and results of operations.

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
Technology Innovation Expenses
Our ability to remain competitive within the markets we serve and our profitability depends in part on our ability to provide our services in a cost-effective and efficient manner. This in turn requires investment in identified technology initiatives to better serve our current and future clients in a more cost-effective manner. Because a material portion of our technology innovation expenses may be incurred before the benefits of any such innovations may be recognized, our operating expenses may increase from time to time and profitability may be negatively impacted when these technology innovation expenses are incurred.
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
Critical Accounting Policies
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, costs and expenses and related disclosures. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. In many instances, we could have reasonably used different accounting estimates, and in other instances changes in the accounting estimates are reasonably likely to occur from period-to-period. Accordingly, actual results could differ significantly from the estimates made by our management. To the extent that there are material differences between these estimates and actual results, our future financial statement presentation, financial condition, results of operations and cash flows will be affected. We believe the accounting policies discussed below are critical to understanding our historical and future performance, as these policies relate to the more significant area involving management’s judgment and estimates.
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
Our contracts are composed primarily of variable consideration. Fees earned under our audit and recovery service contracts consist primarily of contingency fees based on a specified percentage of the amount we enable our clients to recover. The contingency fee percentage for a particular recovery depends on the type of recovery or claim facilitated. Our inability to correctly estimate the variable consideration could adversely affect our revenues in future periods.
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
For contracts that contain a refund right, these amounts are considered variable consideration, and we estimate our refund liability for each claim and recognize revenue net of such estimate. Our inability to correctly estimate the refund liabilities could adversely affect our revenues in future periods.
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
Results of Operations
Year Ended December 31, 2024 compared to the Year Ended December 31, 2023
The following table represents our historical operating results for the periods presented:

	Year Ended December 31,		Favorable (Unfavorable)
	2024	2023	$ Change	% Change
	(in thousands)
Consolidated Statements of Operations Data:
Revenues	$122,981	$113,743	$9,238	8%
Operating expenses:
Salaries and benefits	100,431	90,447	(9,984)	(11)%
Other operating expense	32,050	29,424	(2,626)	(9)%
Total operating expenses	$132,481	$119,871	$(12,610)	(11)%
Loss from operations	$(9,500)	$(6,128)	$(3,372)	(55)%
Gain on sale of certain recovery contracts	—	3	(3)	(100)%
Interest expense	(1,105)	(1,974)	869	44%
Interest income	359	240	119	33%
Loss before provision for income taxes	$(10,246)	$(7,859)	$(2,387)	(30)%
Benefit from income taxes	(351)	(340)	11	3%
Net Loss	$(9,895)	$(7,519)	$(2,376)	(32)%
Revenues
Total revenues were $123.0 million for the year ended December 31, 2024, an increase of $9.2 million or 8%, compared to total revenues of $113.7 million for the year ended December 31, 2023.
Healthcare revenues were $118.3 million for the year ended December 31, 2024, representing an increase of $11.8 million, or 11%, compared to the year ended December 31, 2023. The increase in healthcare revenues was primarily driven by the ongoing growth from prior implementations of commercial statements of work, the CMS Region 2 contract, and an increase in the scope of services for several of our commercial statements of work. Revenues from claims-based services during the year ended December 31, 2024 were $56.4 million, or 25% higher than the year ended December 31, 2023. Revenues from eligibility-based services during the year ended December 31, 2024 were $61.9 million, or 1%, higher than the year ended December 31, 2023.
Customer Care / Outsourced Services revenues were $4.7 million for the year ended December 31, 2024, representing a decrease of $2.6 million, or 35%, compared to the year ended December 31, 2023. The decrease was primarily due to a decrease in demand for our outsourced services and our decision to de-emphasize our Customer Care / Outsourced Services toward the end of 2024. We do not anticipate having meaningful revenues in this market from 2025 onward.
Salaries and Benefits
Salaries and benefits expense was $100.4 million for the year ended December 31, 2024, an increase of $10.0 million, or 11%, compared to salaries and benefits expense of $90.4 million for the year ended December 31, 2023. The increase in salaries and benefits expense was due to the continued growth in our healthcare services.
Other Operating Expense
Other operating expense was $32.1 million for the year ended December 31, 2024, an increase of $2.6 million, or 9%, compared to other operating expense of $29.4 million for the year ended December 31, 2023. The increase in other operating expenses was primarily due to increased expenses associated with technology innovation as well as higher depreciation expenses and an increase in our communication and postage expenses, partially offset by lower rent expenses.
Loss from Operations
As a result of the factors described above, loss from operations was $9.5 million for the year ended December 31, 2024, compared to loss from operations of $6.1 million for the year ended December 31, 2023, representing an increase in the loss from operations of $3.4 million.

Interest Expense
Interest expense was $1.1 million for the year ended December 31, 2024 compared to $2.0 million for the year ended December 31, 2023, representing a decrease of 44%. This decrease was due primarily to the write off of debt issuance costs in connection with the refinancing of our prior credit agreement in October 2023 as well as a lower principal balance and lower interest rates during 2024.
Income Taxes
The income tax benefit was $0.4 million for the year ended December 31, 2024 compared to an income tax benefit of $0.3 million for the year ended December 31, 2023. Our effective income tax rate was 4% for each of the years ended December 31, 2024 and 2023. The effective tax rate for 2024 was primarily driven by the recognition of previously unrecognized tax benefits as a result of the expiration of statute limitations. The effective tax rate for 2023 was primarily driven by the recognition of previously unrecognized tax benefits as a result of an audit closing, and receipt of interest on tax refunds during the year.
Net Loss
As a result of the factors described above, net loss was $9.9 million for the year ended December 31, 2024, which represented an increase in net loss of $2.4 million compared to net loss of $7.5 million for the year ended December 31, 2023.
Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations and cash and cash equivalents on hand. Cash and cash equivalents, which includes restricted cash and consists primarily of cash on deposit with banks, totaled $9.3 million as of December 31, 2024, compared to $7.3 million as of December 31, 2023. The $2.0 million increase in the balance of our cash and cash equivalents was primarily due to $6.2 million provided by operating activities, $2.8 million provided by financing activities primarily as a result of $3.0 million borrowings from our revolving loan, offset by $7.0 million used in investing activities during 2024.
On October 27, 2023, we entered into a new credit agreement with Wells Fargo Bank, National Association (the "Credit Agreement"). The Credit Agreement includes a $25 million revolving loan commitment, subject to borrowing base limitations based on a percentage of applicable eligible receivables and contract assets, of which $5.0 million was advanced on the closing date of the Credit Agreement. A portion of the revolving loan commitment of up to $2.5 million is available for the issuance of letters of credit. As of December 31, 2024, $8.0 million was outstanding under the Credit Agreement and we had $11.8 million of additional borrowings available under the Credit Agreement.
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
Our Credit Agreement contains, and any agreements to refinance our debt likely will contain, certain financial covenants, including the maintenance of minimum fixed charge coverage ratio and total debt to EBITDA ratio, as well as restrictive covenants that require us to limit our ability to incur additional debt, including to finance future operations or other capital needs, and to engage in other activities that we may believe are in our long-term best interests, including to dispose of or acquire assets. As of December 31, 2024, we were in compliance with all financial covenants under the Credit Agreement. However, conditions may change for a variety of reasons in the future that may affect our ability to maintain compliance with our financial or restrictive covenants. Our failure to comply with these financial covenants or the restrictive covenants may result in an event of default, which, if not cured or waived, could accelerate the maturity of our indebtedness or result in modifications to our credit terms.

	Year Ended December 31,
	2024	2023
	(in thousands)
Net cash provided by operating activities	$6,178	$3,860
Net cash used in investing activities	(7,010)	(4,140)
Net cash provided by (used in) financing activities	2,791	(15,852)
Cash flows from operating activities
Cash provided by operating activities was $6.2 million for the year ended December 31, 2024, and was primarily a result of decreases in trade accounts receivable and income tax receivable, and an increase in accrued salaries and benefits.
Cash provided by operating activities was $3.9 million during the year ended December 31, 2023, and was primarily a result of decreases in income tax receivable and contract assets, partially offset by an increase in trade accounts receivable.
Cash flows from investing activities
Cash used in investing activities of $7.0 million for the year ended December 31, 2024 related to cash used in capital expenditures related to information technology software, data storage, hardware, telecommunication systems, and security enhancements to our information technology systems.
Cash used in investing activities of $4.1 million during the year ended December 31, 2023 related to cash used in capital expenditures related to information technology software, data storage, hardware, telecommunication systems, and security enhancements to our information technology systems.
Cash flows from financing activities
Cash provided by financing activities of $2.8 million for the year ended December 31, 2024 was primarily attributable to $3.0 million in borrowings from our revolving loan facility.
Cash used in financing activities of $15.9 million for the year ended December 31, 2023 was primarily attributable to $19.5 million in repayments of notes payable under our prior credit agreement and $1.2 million in debt issuance costs, offset by $5.0 million in borrowings from our revolving loan facility.
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
As of December 31, 2024, $8.0 million was outstanding under the Credit Agreement and we had $11.8 million of additional borrowings available under the Credit Agreement. Our annual interest rate under the Credit Agreement as at December 31, 2024 was 7.5%.
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
As of December 31, 2024, we were in compliance with all financial covenants under the Credit Agreement.
Contractual Obligations
The following summarizes our contractual obligations as of December 31, 2024:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term loan payable	$8,000	$—	$8,000	$—	$—
Interest payments	1,226	674	552	—	—
Operating lease obligations	932	428	398	106	—
Purchase obligations	6,124	4,681	1,443	—	—
Total	$16,282	$5,783	$10,393	$106	$—

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements.

Adjusted EBITDA and Adjusted Net Income (Loss)
To provide investors with additional information regarding our financial results, we have disclosed in the table below and within this report adjusted EBITDA, adjusted net income (loss), and adjusted earnings (loss) per diluted share, all of which are non-GAAP financial measures. We have provided a reconciliation below of adjusted EBITDA to net income (loss) and adjusted net income (loss) to net loss, and adjusted earnings (loss) per diluted share to net loss, the most directly comparable GAAP financial measure to these non-GAAP financial measures.
We have included these non-GAAP financial measures in this report because they are key measures used by our management and board of directors to understand and evaluate our core operating performance and trends and to prepare and approve our annual budget. Accordingly, we believe that these non-GAAP financial measures provide useful information to investors and analysts in understanding and evaluating our operating results in the same manner as our management and board of directors.
Our use of adjusted EBITDA, adjusted net income (loss), and adjusted earnings (loss) per diluted share, has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:
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
Because of these limitations, you should consider these non-GAAP financial measures alongside other financial performance measures, including net income (loss) and our other GAAP results.
The following tables present a reconciliation of adjusted EBITDA, adjusted net income (loss), and adjusted earnings (loss) per diluted share, for the years ended December 31, 2024 and 2023 to actual net income (loss) for these periods, respectively:

	Year Ended December 31,
	2024	2023
	(in thousands)
Reconciliation of Adjusted EBITDA:
Net income (loss)	$(9,895)	$(7,519)
Provision for (benefit from) income taxes	(351)	(340)
Interest expense (1)	1,105	1,974
Interest income	(359)	(240)
Stock based compensation	5,881	3,936
Depreciation and amortization	6,598	5,187
Severance expenses (3)	656	346
Non-core operating expenses (4)	737	52
Gain on sale of certain recovery contracts (5)	—	(3)
Adjusted EBITDA	$4,372	$3,393

	Year Ended December 31,
	2024	2023
	(in thousands)
Reconciliation of Adjusted Net Income (Loss):
Net income (loss)	$(9,895)	$(7,519)
Stock based compensation	5,881	3,936
Amortization of debt issuance costs (2)	230	857
Severance expenses (3)	656	346
Non-core operating expenses (4)	737	52
Gain on sale of certain recovery contracts (5)	—	(3)
Tax adjustments (6)	(2,064)	(1,427)
Adjusted net income (loss)	$(4,455)	$(3,758)

	Year Ended December 31,
	2024	2023
Adjusted Earnings (Loss) Per Diluted Share:
Net income (loss)	$(9,895)	$(7,519)
Plus: Adjusted items per reconciliation of adjusted net income (loss)	5,440	3,761
Adjusted net income (loss)	$(4,455)	$(3,758)
Adjusted earnings (loss) per diluted share	(0.06)	(0.05)
Diluted average shares outstanding	77,500	76,156
(1)Represents interest expense and amortization of debt issuance costs related to our Credit Agreement and prior credit agreement.
(2)Represents amortization of debt issuance costs related to our Credit Agreement and prior credit agreement.
(3)Represents severance expenses incurred in connection with a reduction in force for our nonhealthcare services.
(4)Represents payments primarily related to legacy recovery business.
(5)Represents gain on the sale of certain non-healthcare recovery contracts.
(6)Represents tax adjustments assuming a marginal tax rate of 27.5% at full profitability.
Recent Accounting Pronouncements

See "New Accounting Pronouncements" in Note 1 of the Consolidated Financial Statements included in Part IV - Item 15 of this report.
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
Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of December 31, 2024.
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
Our management assessment concluded that our internal control over financial reporting as of December 31, 2024 was effective.
The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Baker Tilly US, LLP, an independent registered public accounting firm. Their report expresses an unqualified opinion on the effectiveness of the Company's internal control over financial reporting as of December 31, 2024.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    Other Information
(b) During the three months ended December 31, 2024, no director or officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934) of our Company adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities, whether or not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).
ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

PART III
ITEM 10.    Information About our Directors, Executive Officers, and Corporate Governance
This Item is incorporated by reference to the information under the captions “Directors and Executive Officers”, “Corporate Governance Guidelines; Code of Business Conduct and Ethics”; Insider Trading Policy" and “Executive Compensation” in the 2025 Proxy Statement.
We have adopted a Conflicts of Interest / Ethics Policy that applies to all of our employees, contingent workers and officers. The Conflicts of Interest / Ethics Policy sets forth the basic principles that guide the business conduct of our employees, contingent works and officers. We have also adopted a Code of Ethics for Senior Financial Officers and Directors that specifically applies to our Chief Executive Officer, Chief Financial Officer, Controller and any other key management employees (including senior financial officers) who are identified by the Board of Directors. Stockholders may request a free copy of our Conflicts of Interest / Ethics Policy and Code of Ethics for Senior Financial Officers and Directors by contacting Performant Healthcare, Inc., Attention: Investor Relations, 900 South Pine Island Road, Suite 150, Plantation, FL 33324 or by visiting the Corporate Governance section of our website at performantcorp.com/investors/governance. Our website address listed in the prior sentence and below is intended to be an inactive, textual reference only. None of the materials on, or accessible through, our website is part of this report or is incorporated by reference herein.
To date, there have been no waivers under our Conflicts of Interest / Ethics Policy and Code of Ethics for Senior Financial Officers and Directors. We intend to disclose future amendments to certain provisions of our Conflicts of Interest / Ethics Policy and Code of Ethics for Senior Financial Officers and Directors or any waivers, if and when granted, of our Conflicts of Interest / Ethics Policy or Code of Ethics for Senior Financial Officers and Directors on our website at www.performantcorp.com within four business days following the date of such amendment or waiver.
We have adopted an Insider Trading and Communications Policy governing the purchase or sale of our securities by our officers, employees and members of the Board of Directors, as well as our consultants and contractors, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the listing standards of The Nasdaq Stock Market. A copy of our Insider Trading and Communications Policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.
It is the Company’s policy to comply with applicable insider trading laws, rules and regulations, and any exchange listing standards, when engaging in transactions in Company securities.
Information regarding our policies and practices on the timing of equity awards will be included in the 2025 Proxy Statement and is incorporated herein by reference.
Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. To the extent disclosure for delinquent reports is being made, it can be found under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” contained in the 2025 Proxy Statement and is incorporated herein by reference.
ITEM 11.    Executive Compensation
This Item is incorporated by reference to the information under the captions “Compensation of Directors” and “Executive Compensation” contained in the 2025 Proxy Statement.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
This Item is incorporated by reference to the information under the caption “Security Ownership of Certain Beneficial Owners and Management” contained in the2025 Proxy Statement.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
This Item is incorporated by reference to the information under the captions “Corporate Governance – Certain Relationships and Related Party Transactions” and “Corporate Governance – Director Independence” contained in the 2025 Proxy Statement.

ITEM 14. Principal Accounting Fees and Services
This Item is incorporated by reference to the information under the caption “Ratification of Independent Registered Public Accounting Firm” contained in the 2025 Proxy Statement.

PART IV
ITEM 15. Exhibits, Financial Statement Schedules
(a) Financial Statements
(1) Financial Statements. The financial statements filed as part of this report are identified in the Index to Consolidated Financial Statements on page F-1.
(2) Financial Statement Schedules. The Schedule II — Valuation and Qualifying Accounts following the Consolidated Financial Statements is filed as part of this Annual Report on Form 10-K. All other financial statement schedules have been omitted because they are not applicable or required, or the information required to be set forth therein is included in the Consolidated Financial Statements or Notes thereto.
(3) Exhibits. See Item 15(b) below.
(b) Exhibits
The following exhibits are filed herewith or are incorporated by reference to exhibits previously filed with the Securities and Exchange Commission.

Exhibit Number	Description

3.1
Third Amended and Restated Certificate of Incorporation of Registrant, effective as of August 15, 2012, as filed with the Secretary of State of the State of Delaware (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed March 13, 2024)

3.2
Certificate of Amendment to the Third Amended and Restated Certificate of Incorporation of Registrant, effective as of December 9, 2024 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed December 10, 2024)

3.3	Second Amended and Restated Bylaws of Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed December 10, 2024)

4.1
Description of Registrant’s Securities Registered under Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed March 13, 2024)

10.1
Form of Indemnification Agreement between the Registrant and its officers and directors (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1/A filed July 30, 2012)

10.2	Form of Change of Control Agreement, as amended (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1/A filed July 30, 2012)

10.3	Amended and Restated 2012 Stock Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed April 29, 2024

10.4	2024 Employee Stock Purchase Plan (incorporated by reference to Appendix B to the Company’s Definitive Proxy Statement on Schedule 14A filed April 29, 2024)

10.5
Credit Agreement, dated as of October 27, 2023, among the Company and its subsidiaries party thereto, as borrows, the lenders from time to time party thereto and Wells Fargo Bank, National Association, as administrative agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed November 1, 2023)

10.6	Employment Agreement, dated as of April 26, 2024, between the Company and Simeon Kohl (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed May 1, 2024).

10.7
Change in Control and Severance Agreement, dated as of April 26, 2024, between the Company and Simeon Kohl (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed May 1, 2024).

10.8	Employment Agreement, dated as of April 26, 2024, between the Company and Rohit Ramchandani (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed May 1, 2024).

10.9
Change in Control and Severance Agreement, dated as of April 26, 2024, between the Company and Rohit Ramchandani (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed May 1, 2024).

19.1*	Insider Trading and Communications Policy

Exhibit Number	Description

21*	List of Subsidiaries

23.1*	Consent of Baker Tilly US, LLP, Independent Registered Public Accounting Firm

24*	Powers of Attorney (included in the signature page to this report)

31.1*	Rule 13a-14(a)/15d-14(a) Certification, executed by Simeon M. Kohl

31.2*	Rule 13a-14(a)/15d-14(a) Certification, executed by Rohit Ramchandani

32.1*	Furnished Statement of the Chief Executive Officer under 18 U.S.C. Section 1350

32.2*	Furnished Statement of the Chief Financial Officer under 18 U.S.C. Section 1350

97.1*	Performant Financial Corporation Incentive-Based Compensation Recoupment Policy

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Scheme

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
*Filed herewith
ITEM 16. Form 10-K Summary
Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors of Performant Healthcare, Inc.:
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Performant Healthcare, Inc. (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, changes in stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes and financial statement schedule listed in the Index at Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.
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
Revenue Recognition – Output Method
For the year ended December 31, 2024, the Company recognized revenue related to certain healthcare contracts using an output method based upon the date of delivering the results of claims audits and the expected future collections of such claims submitted.
As described in Note 1(k) of the Company’s consolidated financial statements, the Company may recognize revenue upon delivering the results of healthcare claims audits when sufficient reliable information is available to the Company for estimating variable consideration earned based on an output method that reasonably measures the Company’s satisfaction of its performance obligation. Recognition of revenue under this output method is highly judgmental as it requires an estimate of expected future collections for claims submitted under each eligible contract. These estimates are dependent upon a number of factors, including the Company’s historical collections.
Auditing contracts under this output method of revenue recognition is complex and highly judgmental due to estimating amounts expected to be recovered for claims submitted. Changes in these estimates could have a significant effect on the amount of revenue recognized.
The primary procedures we performed to address this critical audit matter included:
•We obtained and reviewed contracts for each certain healthcare claims audit customers utilizing this output method
•We substantively tested management’s estimate of the historical collection activity and corresponding revenue recognition. This included agreeing the inputs utilized by management to third party sources, testing the mathematical accuracy of management’s calculations and assessing the reasonableness of management’s revenue constraints and significant assumptions used in developing the constraints.
•We obtained an understanding, evaluated the design and implementation, and performed testing of operating effectiveness, of certain key controls that address the risks of material misstatements relating to revenue recognition for the healthcare contracts described above.
/s/ Baker Tilly US, LLP
We have served as the Company's auditor since 2018.
Atlanta, Georgia
March 13, 2025

PERFORMANT HEALTHCARE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except per share amounts)

	As of December 31,
Assets	2024	2023
Current assets:
Cash and cash equivalents	$9,292	$7,252
Restricted cash	—	81
Trade accounts receivable, net of allowance for credit losses	14,165	17,584
Contract assets	10,876	10,879
Prepaid expenses and other current assets	3,991	3,651
Income tax receivable	34	335
Total current assets	38,358	39,782
Property, equipment, and software, net	14,021	9,724
Goodwill	47,372	47,372
Debt issuance costs	416	631
Right-of-use assets	826	531
Other assets	781	990
Total assets	$101,774	$99,030
Liabilities and Stockholders’ Equity
Current liabilities:
Accrued salaries and benefits	$8,502	$7,924
Accounts payable	482	727
Other current liabilities	2,091	2,385
Contract liabilities	753	493
Estimated liability for appeals and disputes	517	601
Deferred asset acquisition payments	1,243	—
Lease liabilities	383	250
Total current liabilities	13,971	12,380
Long-term loan payable	8,000	5,000
Deferred asset acquisition payments	2,686	—
Lease liabilities	462	295
Other liabilities	156	648
Total liabilities	25,275	18,323
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized, 500,000 shares at December 31, 2024 and 2023, respectively; issued and outstanding, 78,309 and 76,920 shares at December 31, 2024 and 2023, respectively	8	8
Additional paid-in capital	151,688	146,001
Accumulated deficit	(75,197)	(65,302)
Total stockholders’ equity	76,499	80,707
Total liabilities and stockholders’ equity	$101,774	$99,030
See accompanying notes to consolidated financial statements.

PERFORMANT HEALTHCARE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)

	For the Years Ended December 31,
	2024	2023
Revenues	$122,981	$113,743
Operating expenses:
Salaries and benefits	100,431	90,447
Other operating expenses	32,050	29,424
Total operating expenses	132,481	119,871
Loss from operations	(9,500)	(6,128)
Gain on sale of certain recovery contracts	—	3
Interest expense	(1,105)	(1,974)
Interest income	359	240
Loss before benefit from income taxes	(10,246)	(7,859)
Benefit from income taxes	(351)	(340)
Net loss	$(9,895)	$(7,519)

Net loss per share attributable to common shareholders (see Note 1)
Basic	$(0.13)	$(0.10)
Diluted	$(0.13)	$(0.10)
Weighted average shares (see Note 1)
Basic	77,500	76,156
Diluted	77,500	76,156
 See accompanying notes to consolidated financial statements.

PERFORMANT HEALTHCARE, INC. AND SUBSIDIARIES
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, January 1, 2023	75,505	$7	$142,261	$(57,783)	$84,485
Common stock issued under stock plans, net of shares withheld for employee taxes	1,415	1	(196)	—	(195)
Stock-based compensation expense	—	—	3,936	—	3,936
Net loss	—	—	—	(7,519)	(7,519)
Balance, December 31, 2023	76,920	$8	$146,001	$(65,302)	$80,707
Common stock issued under stock plans, net of shares withheld for employee taxes	1,389	—	(194)	—	(194)
Stock-based compensation expense	—	—	5,881	—	5,881
Net loss	—	—	—	(9,895)	(9,895)
Balance, December 31, 2024	78,309	$8	$151,688	$(75,197)	$76,499
See accompanying notes to consolidated financial statements.

PERFORMANT HEALTHCARE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)

	For the Years Ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(9,895)	$(7,519)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on disposal of assets	63	129
Depreciation and amortization	6,598	5,187
Right-of-use assets amortization	333	1,526
Stock-based compensation	5,881	3,936
Amortization of debt issuance costs	230	347
Loss on debt extinguishment	—	510
Gain on sale of certain recovery contracts	—	(3)
Changes in operating assets and liabilities:
Trade accounts receivable	3,419	(1,790)
Contract assets	3	581
Prepaid expenses and other current assets	(340)	14
Income tax receivable	301	2,788
Other assets	190	10
Accrued salaries and benefits	578	986
Accounts payable	(245)	(535)
Contract liabilities and other current liabilities	(34)	188
Estimated liability for appeals and disputes	(84)	(505)
Lease liabilities	(328)	(1,759)
Other liabilities	(492)	(231)
Net cash provided by operating activities	6,178	3,860
Cash flows from investing activities:
Purchase of property, equipment, and software	(7,010)	(4,143)
Proceeds from sale of certain recovery contracts	—	3
Net cash used in investing activities	(7,010)	(4,140)
Cash flows from financing activities:
Repayment of long-term loan payable	—	(19,500)
Debt issuance costs paid	(15)	(1,156)
Taxes paid related to net share settlement of stock awards	(194)	(196)
Borrowings from revolving loan	3,000	5,000
Net cash provided by (used in) financing activities	2,791	(15,852)
Net increase (decrease) in cash, cash equivalents and restricted cash	1,959	(16,132)
Cash, cash equivalents and restricted cash at beginning of year	7,333	23,465
Cash, cash equivalents and restricted cash at end of year	$9,292	$7,333

Reconciliation of the consolidated statements of cash flows to the consolidated balance sheets:
Cash and cash equivalents	$9,292	$7,252
Restricted cash	—	81
Total cash, cash equivalents and restricted cash at end of period	$9,292	$7,333
Non-cash investing activities:
Deferred asset acquisition payments	$3,929	$—
Supplemental disclosures of cash flow information:
Cash (received) paid for income taxes	$(94)	$(3,052)
Cash paid for interest	$670	$1,291
See accompanying notes to consolidated financial statements.

PERFORMANT HEALTHCARE, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
For the Years Ended December 31, 2024 and 2023
1.    Summary of Significant Accounting Policies
(a)Organization and Basis of Presentation
Performant Healthcare, Inc. (the "Company", "we", or "our"), formerly known as Performant Financial Corporation, supports healthcare payers in identifying, preventing, and recovering waste and improper payments by leveraging advanced technology, analytics and proprietary data assets. The Company works with leading national and regional healthcare payers to provide eligibility-based, also known as coordination-of-benefits (COB) services, as well as claims-based services, which include the audit and identification of improperly paid claims. The Company is a leading provider of these services in both government and commercial healthcare markets. The Company also provides advanced reporting capabilities, support services, customer care, and stakeholder training programs designed to mitigate future instances of improper payments.
The Company’s consolidated financial statements include the operations of Performant Healthcare, Inc. (Performant), its wholly-owned subsidiary Performant Business Services, Inc. (PBS), and PBS's wholly-owned subsidiaries Performant Recovery, Inc. (PRI), dba Performant Healthcare Solutions, and Performant Technologies, LLC (PTL). Performant is a Delaware corporation headquartered in California and was formed in 2003. PBS is a Nevada corporation founded in 1997. PRI is a California corporation founded in 1976. PTL is a California limited liability company that was formed in 2004.
(b)Principles of Consolidation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). The Company consolidates entities in which it has a controlling financial interest, and as of December 31, 2024 and 2023 for the accompanying reporting periods, all of the Company’s subsidiaries are 100% owned. All intercompany balances and transactions have been eliminated in consolidation.
(c)Use of Estimates in the Preparation of Consolidated Financial Statements
The preparation of the consolidated financial statements in conformity with U.S. GAAP, requires management to make certain estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting periods and the reported amounts of assets and liabilities, primarily accounts receivable, contract assets, goodwill, right-of-use assets, accrued benefits, contract liabilities, lease liabilities, other current liabilities, variable consideration revenue, and disclosure of contingent liabilities at the date of the consolidated financial statements. Actual results may differ from amounts presently estimated.
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
The Company collects monies on behalf of certain clients. Cash is often held on behalf of the clients in various trust accounts and is subsequently remitted to the clients based on contractual agreements. Cash held in these trust accounts for contracting agencies is not included in the Company’s assets (Note 10(a)).
(e)Restricted Cash
At December 31, 2024 and 2023, restricted cash included in current assets on our consolidated balance sheet was $0.0 million and $0.1 million, respectively, held in the form of certificates of deposit, which served as collateral for letters of credit. The Company’s restricted cash was held with high credit quality financial institutions.

(f)Property, Equipment, and Software
Property, equipment, and software are stated at cost, net of accumulated depreciation. Equipment and furniture are depreciated using the straight-line method over estimated useful lives ranging from 5 to 7 years. Leasehold improvements are amortized using the straight-line method over the shorter of the estimated life of the asset or the remaining term of the lease. Computer software and computer hardware are depreciated using the straight-line method over 3 years and 5 years, respectively.
Maintenance and repairs are charged to expense as incurred. Improvements that extend the useful lives of assets are capitalized. When property is sold or retired, the cost and the related accumulated depreciation are removed from the consolidated balance sheet and any gain or loss from the transaction is included in the consolidated statements of operations.
(g)Goodwill
The carrying amount of goodwill was $47.4 million as of December 31, 2024 and 2023, both of which were net of accumulated impairment loss of $34.2 million. Goodwill represents the excess of purchase price and related costs over the fair value assigned to the net assets of businesses acquired. Goodwill is reviewed for impairment annually in December, or more frequently if certain events or conditions arise during the year. There was no goodwill impairment for the years ended December 31, 2024 and 2023.
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
(i)System Developments
The Company follows the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Subtopic 350-40, "Internal-Use Software," which specifies that costs incurred during the application stage of development should be capitalized. All other costs are expensed as incurred. During 2024 and 2023, costs of $4.3 million and $3.4 million, respectively, were capitalized for projects in the application stage of development. Amortization expense for completed projects was $4.3 million during 2024 and 2023.
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
The following table presents revenue disaggregated by category for the years ended December 31, 2024 and 2023 (in thousands):

	Years Ended December 31,
	2024	2023
Eligibility-based	$61,860	$61,179
Claims-based	56,431	45,265
Healthcare Total	$118,291	$106,444
Recovery	—	33
Customer Care / Outsourced Services	4,690	7,266
Total Revenues	$122,981	$113,743
For the years ended December 31, 2024 and 2023, the Company had three different clients with revenues that exceeded 10% of the Company’s total revenues. The dollar amount and percent of total revenue of each of the three clients are summarized in the table below (in thousands):

Year Ended December 31, 2024			Year Ended December 31, 2023
Rank	Revenue	Percent of total revenue	Rank	Revenue	Percent of total revenue
1	$51,367	42%	1	$49,902	44%
2	$22,390	18%	2	$15,718	14%
3	$15,092	12%	3	$11,867	10%
Accounts receivable from the top three clients were 71% of total trade accounts receivable at December 31, 2024, of which these clients comprised 38%, 26%, and 7% of total trade receivables, respectively. Accounts receivable from the top three clients were 68% of total trade receivables at December 31, 2023, of which these clients comprised 33%, 20% and 15% of total trade receivables, respectively.
As of January 1, 2023, accounts receivable, net of allowances, were $15.8 million, contract assets was $11.4 million, and contract liabilities was $0.4 million.
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Amounts collected on trade accounts receivable are included in cash provided by operating activities in the consolidated statements of cash flows. Payment terms vary by client, but they are typically within 30 to 60 days. The Company determines the allowance for credit losses for its trade accounts receivables. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for credit losses was $0 for December 31, 2024 and 2023.
Contract assets were $10.9 million as of both December 31, 2024 and 2023. Contract assets relate to the Company’s rights to consideration for services completed but not invoiced at the reporting date, and receipt of payment is conditional upon factors other than the passage of time.

Contract assets primarily consist of commissions the Company estimates it has earned from claims audit findings submitted to healthcare clients. Contract assets are recorded to accounts receivable when the Company's right to payment becomes unconditional, which is generally when healthcare providers have paid our clients. There was no impairment loss related to contract assets for the years ended December 31, 2024 and 2023.
The Company had contract liabilities of $0.8 million as of December 31, 2024 and $0.5 million as of December 31, 2023. Contract liabilities primarily consist of commissions invoiced that exceed revenues the Company estimated it had earned under variable consideration. Revenues recognized included in the balances of contract liabilities at the beginning of the reporting period for the years ended December 31, 2024 and 2023, were $0.3 million and $0, respectively.
The primary driver of the difference between the Company’s opening and closing contract assets and contract liabilities balances is the timing of the Company’s billings in relation to its performance of work.
Healthcare providers of our clients have the right to appeal claims audit findings and may pursue additional appeals if the initial appeal is found in favor of healthcare clients. For coordination-of-benefits, insurance companies or other responsible parties may dispute the Company’s findings regarding our clients not being the primary payer of healthcare claims. Total estimated liability for appeals and disputes was $0.5 million and $0.6 million as of December 31, 2024 and 2023, respectively. This represents the Company’s best estimate of the amount probable of being refunded to the Company’s healthcare clients.
The Company determined that it did not have any material costs related to obtaining or fulfilling a contract that are recoverable and as such, those contract costs were expensed as incurred.
(l)Prepaid Expenses and Other Current Assets
At December 31, 2024, prepaid expenses and other current assets were $4.0 million and included approximately $2.1 million related to prepaid software licenses and maintenance agreements, and $1.3 million for prepaid insurance. At December 31, 2023, prepaid expenses and other current assets were $3.7 million and included approximately $1.8 million related to prepaid software licenses and maintenance agreements, and $1.3 million for prepaid insurance.
(m)Other Current Liabilities
At December 31, 2024, other current liabilities were $2.1 million and primarily included $2.0 million for services received for which we have not received an invoice. At December 31, 2023, other current liabilities were $2.4 million and primarily included $2.1 million for services received for which we have not received an invoice.
(n)Fair Value Measurements
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
At December 31, 2024 and 2023, the Company had no assets or liabilities subject to fair value measurements on a recurring or non-recurring basis.
The following tables provide the carrying value and the estimated fair value of financial instruments that are not reported at fair value (in thousands):

	December 31, 2024
	Carrying	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$9,292	9,292	—	—
Liabilities:
Long term debt	$8,000	—	8,000	—

	December 31, 2023
	Carrying	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$7,252	7,252	—	—
Restricted cash	81	81	—	—
Liabilities:
Long term debt	$5,000	—	5,000	—
(o)Income Taxes
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
(p)Stock-based Compensation
The Company accounts for its employee stock-based compensation awards in accordance with FASB ASC Topic 718 "Compensation – Stock Compensation." FASB ASC 718 requires that all employee stock-based compensation is recognized as a cost in the consolidated financial statements and that for equity-classified awards, such cost is measured at the grant date fair value of the award.
FASB ASC 718 also requires that excess tax benefits recognized in equity related to stock option exercises are reflected as financing cash inflows. There was no income tax benefit resulting from the exercise of stock options in both 2024 and 2023.
(q)Loss per Share
Basic loss per share is calculated by dividing net loss attributable to common shareholders by the sum of the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated by dividing net income available to common shareholders by the weighted average number of common shares and dilutive common shares equivalents outstanding during the period. The Company’s common share equivalents consist of stock options and restricted stock units (RSUs). When there is a loss in the period, dilutive common share equivalents are excluded from the calculation of diluted earnings per share, as their effect would be anti-dilutive.

The following table reconciles the basic to diluted weighted average shares outstanding using the treasury stock method (shares in thousands):

	Years Ended December 31,
	2024	2023
Weighted average shares outstanding – basic	77,500	76,156
Dilutive effect of common share equivalents	—	—
Weighted average shares outstanding – diluted	77,500	76,156
Since the Company was in a loss position for both periods presented, basic net loss per share is the same as diluted net loss per share, as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (shares in thousands):

	Years Ended December 31,
	2024	2023
Options to purchase common stock	34	72
RSUs	6,042	4,508
Total	6,076	4,580
(r)Acquisitions
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
Asset acquisitions that are not deemed to be business combinations are measured and recognized based on the cost to acquire the assets, which includes direct costs related to the acquisition recorded in other operating expenses. Goodwill or bargain purchase is not recognized in asset acquisitions. Any difference between the fair value and cost of the assets acquired is allocated on a relative fair value basis to certain nonfinancial assets.
(s)New Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07 “Segment Reporting (ASC 280): Improvements to Reportable Segment Disclosures,” which expands annual and interim disclosure requirements and requires entities to disclose its significant segment expense categories and amounts for each reportable segment. ASU 2023-07 is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods in fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted the new standard effective December 31, 2024. Refer to Note 9 for further details.
In December 2023, the FASB issued ASU 2023-09 "Improvements to Income Tax Disclosures," which enhances income tax disclosure requirements for all entities by requiring specified categories and greater disaggregation within the rate reconciliation table, disclosure of income taxes paid by jurisdiction, and providing clarification on uncertain tax positions and related financial statement impacts. ASU 2023-09 is effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is assessing the impact of this standard and, upon adoption, may be required to include additional disclosures in the notes to its financial statements.

In March 2024, the FASB issued ASU 2024-01, "Scope Application of Profits Interest and Similar Awards," which clarifies how to determine whether profits interest and similar awards should be accounted for as a share-based payment arrangement (ASC 718, "Compensation-Stock Compensation") or as a cash bonus or profit-sharing arrangement (ASC 710, "Compensation-General", or other guidance), and applies to all reporting entities that account for profits interest awards as compensation to employees or non-employees. ASU 2024-01 is effective for annual periods beginning after December 15, 2024, and interim periods within those annual periods. The Company is assessing the impacts of this standard on its consolidated financial statements and disclosures.
2.    Property, Equipment, and Software
Property, equipment, and software consist of the following (in thousands):

	December 31, 2024	December 31, 2023
Leasehold improvements	497	2,412
Furniture and equipment	555	1,659
Computer hardware and software	60,840	70,257
	61,892	74,328
Less accumulated depreciation and amortization	(47,871)	(64,604)
Property, equipment and leasehold improvements, net	$14,021	$9,724
Computer hardware and software included the acquisition of technology assets from a technology company in March 2024. The purchase agreement included deferred cash payments of approximately $3.9 million to be made over a three-year period, which were recorded in deferred asset acquisition payments on the consolidated balance sheet. These payments were discounted to present values using our incremental borrowing rate.
Depreciation and amortization expense was $6.6 million and $5.2 million for the years ended December 31, 2024 and 2023, respectively.
3.    Credit Agreement
As of December 31, 2024 and 2023, $8.0 million and $5.0 million, respectively, was outstanding under the Company's revolving Credit Agreement (see below) and as of December 31, 2024, the Company had $11.8 million of additional availability under the Credit Agreement. The annual interest rate for outstanding loans under the Credit Agreement at December 31, 2024 and 2023, was 7.5% and 8.1%, respectively.
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
The Credit Agreement contains certain customary representations, warranties, and affirmative and negative covenants of the Company and its subsidiaries that restrict the Company’s and its subsidiaries’ ability to take certain actions, including, incurrence of indebtedness, creation of liens, making certain investments, mergers or consolidations, dispositions of assets, assignments, sales or transfers of equity in subsidiaries, repurchase or redemption of capital stock, entering into certain transactions with affiliates, or changing the nature of the Company’s business. The Credit Agreement also contains financial covenants, which require the Company to maintain a minimum amount of liquidity and a consolidated fixed charge coverage ratio of not less than 1.25 to 1.00, provided that the fixed charge coverage ratio is only applicable when borrowing availability falls below a certain threshold. The obligations under the Credit Agreement may be accelerated or the commitments terminated upon the occurrence of events of default under the Credit Agreement, which include payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, cross defaults to other material indebtedness, defaults arising in connection with changes in control, and other customary events of default. The Company was in compliance with all covenants under the Credit Agreement as of December 31, 2024.
Outstanding debt obligations were as follows (in thousands):

	December 31, 2024	December 31, 2023
Borrowings under revolving loan	$8,000	$5,000
Long-term loan payable	$8,000	$5,000
Debt issuance costs represent loan and legal fees paid in connection with the issuance of long-term debt. Debt issuance costs associated with the Company’s secured revolving loan are deferred and amortized to interest expense over the term of the related loan using the straight-line method and are presented in assets on the Company’s consolidated balance sheet. Interest expense on the consolidated statement of operations for the year ended December 31, 2024, included $0.7 million of interest expense on outstanding debt obligations, along with $0.4 million related to amortization of debt issuance costs and accretion of deferred asset acquisition payments.
4.    Leases
The Company has entered into various non-cancelable operating lease agreements for office facilities and equipment with lease periods expiring between 2025 and 2028. Certain of these arrangements have free rent periods and/or escalating rent payment provisions. As such, the Company recognizes rent expense under such arrangements on a straight-line basis. Some leases include options to renew. The Company does not assume renewals in its determination of the lease term unless the renewals are deemed to be reasonably assured at lease commencement. The lease agreements do not contain any material residual value guarantees or material restrictive covenants. Leases with an initial term of twelve months or less are not recorded on the balance sheet.
Operating lease expenses were $0.6 million and $0.9 million for the years ended December 31, 2024 and 2023, respectively.
Cash paid for amounts included in the measurement of operating lease liabilities included in operating cash flows were $0.6 million and $0.9 million for the years ended December 31, 2024 and 2023, respectively.
Supplemental other information related to operating leases were as follows:

	2024		2023
Weighted Average Remaining Lease Term	2.7	years	3.0	years
Weighted Average Discount Rate	7.1%		5.7%

The following is a schedule, by years, of maturities of lease liabilities as of December 31, 2024 (in thousands):

Year Ending December 31,	Amount
2025	$428
2026	240
2027	158
2028	106
2029	—
Total undiscounted cash flows	932
Less imputed interest	(87)
Total	$845
5.    Capital Stock
Since August 15, 2012, the authorized common stock has been 500,000,000 shares and the authorized preferred stock has been 50,000,000 shares, with no preferred stock outstanding.
6.    Stock-based Compensation
Total stock-based compensation expense charged as salaries and benefits expense in the consolidated statements of operations was $5.9 million and $3.9 million for the years ended December 31, 2024 and 2023, respectively.
(a)Stock Options
The terms of the Company's Amended and Restated 2012 Stock Incentive Plan (2012 Plan) provide for the granting of incentive stock options within the meaning of Section 422 of the Internal Revenue Code (the Code) to employees and the granting of nonstatutory stock options, restricted stock, stock appreciation rights, stock unit awards and cash-based awards to employees, non-employee directors and consultants. The Company has reserved 18,550,000 shares of common stock under the Amended and Restated 2012 Stock Incentive Plan. Options granted under the 2012 Plan generally vest over four years.
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
The following table sets forth a summary of the Company's stock option activity for the year ended December 31, 2024:

	Outstanding Options	Weighted average exercise price per share	Weighted average remaining contractual life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2023	72,000	$5.74	1.0	$14
Granted	—	—	—	—
Forfeited/expired	(38,500)	8.10	—	—
Exercised	—	—	—	—
Outstanding December 31, 2024	33,500	$3.02	0.5	$13
Vested, exercisable, and expected to vest (1) at December 31, 2024	33,500	$3.02	0.5	$13
Exercisable at December 31, 2024	33,500	$3.02	0.5	$13
(1) Options expected to vest reflect an estimated forfeiture rate.
The Company recognizes share-based compensation costs as expense on a straight-line basis over the option vesting period, which generally is four years.

There were no stock options granted during the years ended December 31, 2024 and 2023. The aggregate intrinsic value of our stock options (the amount by which the market price of the stock on the date of exercise exceeded the exercise price of the option) exercised during the years ended December 31, 2024 and 2023 was $0 for both years. At December 31, 2024 and 2023, there was no unrecognized stock-based compensation expense related to non-vested stock options.
There were no net cash proceeds from the exercise of stock options during 2024 and 2023.
If stock options had been granted during the years ended December 31, 2024 or 2023, the fair value of each option grant would have been estimated using the Black-Scholes-Merton option pricing model. Expected volatilities are calculated based on the historical volatility data of the Company over a term comparable to the expected term of the options issued. The expected term of the award is determined based on the average of the vesting term and the contractual term. Management monitors share option exercise and employee termination patterns to estimate forfeiture rates within the valuation model.
(b)Restricted Stock Units
The following table summarizes restricted stock unit activity for the year ended December 31, 2024:

		Weighted
		average
	Number of	grant date
	Awards	fair value
Outstanding at December 31, 2023	4,507,754	$2.79
Granted	3,227,063	3.25
Forfeited	(247,649)	3.06
Vested and converted to shares	(1,388,180)	2.88
Units withheld for taxes	(57,303)	3.07
Outstanding at December 31, 2024	6,041,685	$3.01
Expected to vest at December 31, 2024	5,528,142	$3.01
Restricted stock units and performance stock units granted under the Performant Healthcare, Inc. Amended and Restated 2012 Stock Incentive Plan generally vest over periods between one year and four years.
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
Certain of the RSUs that vested in 2024 were net-share settled such that the Company withheld shares with value equivalent to the employees’ minimum statutory obligation for the applicable income and other employment taxes and remitted the cash to the appropriate taxing authorities. The total shares withheld were approximately 57,000 shares for 2024 and were based on the value of the RSUs on their respective vesting dates as determined by the Company’s closing stock price. These net-share settlements had the effect of share repurchases by the Company as they reduced the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.
At December 31, 2024 and 2023, there was $13.2 million and $9.5 million of total unrecognized compensation cost related to unvested restricted stock units granted to employees. This unrecognized compensation cost as of December 31, 2024 is expected to be recognized over an estimated weighted-average amortization period of approximately 2.6 years. Restricted stock units vested during the years ended December 31, 2024 and 2023 were approximately 1,445,000 and 1,498,000 shares, respectively. Restricted stock units granted under the 2012 Plan generally vest over periods between one year and four years.

7.    Employee Benefit Plan
The Company has a 401(k) Salary Deferral Plan (the Plan) covering all full-time employees who have met certain service requirements. Employees may contribute a portion of their salary up to the maximum limit established by the Code for such plans. Employer contributions are discretionary. $0.3 million in matching contributions were accrued as of December 31, 2024 and no matching contributions were made during 2023.
8.    Income Taxes
The Company’s income tax (benefit) expense consists of the following (in thousands):

	December 31, 2024	December 31, 2023
Current:
Federal	$—	$(433)
State	(351)	93
	(351)	(340)
Deferred:
Federal	$—	$—
State	—	—
	—	—
Total income tax (benefit) expense	$(351)	$(340)

The reconciliation between the amount computed by applying the U.S. federal statutory rate of 21% for 2024 and 2023 to income before taxes and the Company's tax provision for 2024 and 2023 is as follows:

	For the Years Ended December 31,
	2024	2023
Federal income at the statutory rate	21%	21%
State income tax, net of federal benefit	3	(1)
Stock-based compensation	—	(3)
Valuation allowance	(20)	(18)
Change in uncertain tax positions	—	2
Interest received on tax refund	—	3
Effective tax rate	4%	4%

The following table summarized the components of the Company's deferred tax assets and liabilities as of December 31, 2024 and 2023 (in thousands):

	2024	2023
Deferred tax assets
Fixed Assets	$1,081	$—
Vacation accrual	$503	$475
Non qualified stock options	929	469
State tax deferral	46	135
State tax credits	—	8
Net operating loss	9,154	7,172
Interest expense limitation	3,624	3,199
Lease liability	253	148
Appeals reserve	139	152
Federal tax credits	191	167
Other	729	374
Total deferred tax assets	16,649	12,299
Valuation allowance	$(15,844)	$(11,619)
Total deferred tax assets net of valuation allowance	805	680
Deferred tax liabilities:
Fixed assets	$—	$(65)
Right of use asset	(247)	(144)
Other	(558)	(471)
Total deferred tax liabilities	(805)	(680)
Net deferred tax liabilities	$—	$—
As of December 31, 2024, and 2023, the Company recorded a valuation allowance against deferred tax assets that are not more likely than not realizable based upon the assessment of all positive and negative evidence. The total amount of the valuation allowance at December 31, 2024 is $15.8 million, which is an increase of $4.2 million from the amount recorded as of December 31, 2023.
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
The Company has state tax credits of $0 and federal tax credits of $0.2 million. The Company has state net operating loss carryforwards of $90.9 million which will start to expire in 2025 and a federal net operating loss carryforward of $18.8 million which will be carried forward indefinitely.

The following table reconciles the Company’s unrecognized tax benefits as of December 31, 2024 from its unrecognized tax benefits as of December 31, 2023 (in thousands):

Unrecognized tax benefits balance at January 1, 2023	$509
Decrease related to prior year tax positions	(157)
Lapse of statute of limitations	(31)
Unrecognized tax benefits balance at December 31, 2023	$321
Decrease related to prior year tax positions	(145)
Lapse of statute of limitations	(169)
Unrecognized tax benefits balance at December 31, 2024	$7
At December 31, 2024 and 2023, the Company had approximately $0.1 million and $0.3 million of unrecognized tax benefits, respectively. The Company released $0.3 million of unrecognized tax benefits during 2024. The Company records interest expense and penalties related to unrecognized tax benefits in income tax expense. The amount of accrued interest was $0.1 million and $0.1 million at December 31, 2024 and 2023, respectively. No penalties were recognized in 2024 nor accrued at December 31, 2024 and 2023. The Company has unrecognized tax benefits of approximately $0.1 million which, if recognized, would favorably affect the Company’s effective income tax rate.
The Company files income tax returns with the U.S. federal government and various state jurisdictions. The Company is subject to federal income tax examinations based upon statute of limitations for tax years 2021 forward. The Company operates in a number of state and local jurisdictions, most of which have never audited the Company's records. Accordingly, the Company is subject to state and local income tax examinations based upon the various statutes of limitations in each jurisdiction. For tax years before 2020, the Company is no longer subject to Federal and certain other state tax examinations. The Company is not currently under examination in any jurisdiction.
9. Segment Information
Pursuant to FASB ASC 280 “Segment Reporting,” an operating segment is a component of a public entity with operating results that are regularly reviewed by the chief operating decision maker (CODM), and its discrete financial information is used in resource allocation and performance assessments. The Company’s CODM is the Chief Executive Officer. The Company’s healthcare payment integrity services and customer care outsourced services are managed and operated as one operating segment. The Company’s services are rendered to companies based in the U.S.
Financial information and annual operational plans and forecasts are reviewed by the CODM at the consolidated level. The CODM assesses performance for the Company's single reportable segment and decides how to allocate resources based on net income (loss), which is reported on the consolidated statement of operations. While revenue generating activities are aligned with type of services, expense activities are managed for the Company as a whole. The Company has identified significant segment expenses, which is predominantly salaries and benefits expense, and other segment items related to its one operating segment. The significant expenses considered by the CODM in evaluating the performance of the business are consistent with the financial information included on the consolidated statements of operations. The measure of segment assets is reported on the consolidated balance sheets as total assets.
As an additional measure of segment profit or loss, the CODM considers certain adjustments to consolidated net income (loss). While management uses these additional adjusted metrics in assessing and allocating resources to the business, management recognizes that US GAAP principles are the basis of our performance.
10. Other Commitments and Contingencies
(a)Trust Funds
The Company collects payments from counterparties on behalf of certain of our COB clients, where our client is owed a refund because they are not the primary payer for a healthcare claim as the covered member has other forms of insurance coverage. These cash collections are held in trust in bank accounts controlled by the Company. The Company remits trust funds to the clients on a regular basis. The amount of cash held in trust and the related liability are separated from and not included in the Company’s consolidated financial statements. Cash held in trust for customers totaled $10.9 million and $1.2 million at December 31, 2024 and 2023, respectively.

(b)Litigation
The Company, during the ordinary course of its operations, has been named in various legal suits and claims, several of which are still pending. In the opinion of management and the Company’s legal counsel, such legal actions are not expected to have a material effect on the Company’s consolidated financial position or results of operations or cash flows.
11. Subsequent Events
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

PERFORMANT HEALTHCARE, INC.

By:	/s/ Simeon M. Kohl
Simeon M. Kohl
Chief Executive Officer

Date: March 13, 2025
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

Name	Title	Date

/s/ Simeon M. Kohl	Chief Executive Officer (Principal Executive Officer)	March 13, 2025
Simeon M. Kohl

/s/ Rohit Ramchandani	Chief Financial Officer (Principal Financial Officer)	March 13, 2025
Rohit Ramchandani

/s/ James LaCamp	Director	March 13, 2025
James LaCamp

/s/ Bradley M. Fluegel	Director	March 13, 2025
Bradley M. Fluegel

/s/ William D. Hansen	Director	March 13, 2025
William D. Hansen

/s/ Eric Yanagi	Director	March 13, 2025
Eric Yanagi

/s/ Shantanu Agrawal	Director	March 13, 2025
Shantanu Agrawal

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS
For the years ended December 31, 2024 and 2023
Estimated liability for appeals and disputes (in thousands):

Description	Balance at Beginning of Period	Additions to (Reductions in) Appeals Reserve	Appeals Found in Providers Favor	Balance at End of Period
2024	$601	909	(993)	$517
2023	$1,106	548	(1,053)	$601

Deferred tax asset valuation allowance (in thousands):

Description	Balance at Beginning of Period	Additions	Releases	Balance at End of Period
2024	$11,619	4,225	—	$15,844
2023	$9,404	2,215	—	$11,619