Form 10-Q
period 2025-03-31
Performant Healthcare Inc
filed 2025-05-09
CIK 1550695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
The number of shares of Common Stock outstanding as of May 8, 2025 was 78,308,640.

PERFORMANT HEALTHCARE, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2025
INDEX

i

PERFORMANT HEALTHCARE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except par value amounts)

	March 31, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,981	$9,292
Trade accounts receivable, net of allowance for credit losses	14,713	14,165
Contract assets	13,059	10,876
Prepaid expenses and other current assets	4,217	3,991
Income tax receivable	—	34
Total current assets	41,970	38,358
Property, equipment, and software, net	14,025	14,021
Goodwill	47,372	47,372
Debt issuance costs	359	416
Right-of-use assets	867	826
Other assets	772	781
Total assets	$105,365	$101,774
Liabilities and Stockholders’ Equity
Current liabilities:
Accrued salaries and benefits	10,699	8,502
Accounts payable	1,347	482
Other current liabilities	1,807	2,091
Income taxes payable	35	—
Contract liabilities	591	753
Estimated liability for appeals and disputes	543	517
Deferred asset acquisition payments	1,216	1,243
Lease liabilities	163	383
Total current liabilities	16,401	13,971
Long-term loan payable	8,000	8,000
Deferred asset acquisition payments	2,015	2,686
Lease liabilities	723	462
Other liabilities	94	156
Total liabilities	27,233	25,275
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized, 500,000 shares at March 31, 2025 and December 31, 2024 respectively; issued and outstanding 78,309 and 78,309 shares at March 31, 2025 and December 31, 2024, respectively	8	8
Additional paid-in capital	153,402	151,688
Accumulated deficit	(75,278)	(75,197)
Total stockholders’ equity	78,132	76,499
Total liabilities and stockholders’ equity	$105,365	$101,774
See accompanying condensed notes to consolidated financial statements.

PERFORMANT HEALTHCARE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Revenues	$33,269	$27,334
Operating expenses:
Salaries and benefits	25,358	23,221
Other operating expenses	7,761	8,034
Total operating expenses	33,119	31,255
Income (loss) from operations	150	(3,921)
Interest expense	(289)	(186)
Interest income	98	106
Loss before provision for income taxes	(41)	(4,001)
Provision for income taxes	40	16
Net loss	$(81)	$(4,017)
Net loss per share
Basic	$0.00	$(0.05)
Diluted	$0.00	$(0.05)
Weighted average shares
Basic	78,309	76,920
Diluted	78,309	76,920
See accompanying condensed notes to consolidated financial statements.

PERFORMANT HEALTHCARE, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2025					Three Months Ended March 31, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount				Shares	Amount
Balances at beginning of period	78,309	$8	$151,688	$(75,197)	$76,499	76,920	$8	$146,001	$(65,302)	$80,707
Stock-based compensation expense	—	—	1,714	—	1,714	—	—	957	—	957
Net loss	—	—	—	(81)	(81)	—	—	—	(4,017)	(4,017)
Balances at end of period	78,309	$8	$153,402	$(75,278)	$78,132	76,920	$8	$146,958	$(69,319)	$77,647
See accompanying condensed notes to consolidated financial statements.

PERFORMANT HEALTHCARE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(81)	$(4,017)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss on disposal of assets	—	29
Depreciation and amortization	1,452	1,398
Right-of-use assets amortization	146	108
Stock-based compensation	1,714	957
Interest expense from debt issuance costs	56	58
Interest accretion on deferred asset acquisition	67	—
Changes in operating assets and liabilities:
Trade accounts receivable	(548)	3,301
Contract assets	(2,183)	(1,000)
Prepaid expenses and other current assets	(226)	(480)
Income tax receivable	34	335
Other assets	3	325
Accrued salaries and benefits	2,197	(1,850)
Accounts payable	865	1,424
Contract liabilities and other current liabilities	(446)	(365)
Income taxes payable	35	7
Estimated liability for appeals and disputes	26	(10)
Lease liabilities	(146)	(106)
Other liabilities	(61)	7
Net cash provided by operating activities	2,904	121
Cash flows from investing activities:
Purchase of property, equipment, and software	(1,450)	(3,652)
Net cash used in investing activities	(1,450)	(3,652)
Cash flows from financing activities:
Debt issuance costs paid	—	(14)
Deferred asset acquisition payments made	(765)	—
Net cash used in financing activities	(765)	(14)
Net increase (decrease) in cash and cash equivalents	689	(3,545)
Cash and cash equivalents at beginning of period	9,292	7,333
Cash and cash equivalents at end of period	$9,981	$3,788
Non-cash investing activities:
Deferred asset acquisition payments	$—	$3,718
Supplemental disclosures of cash flow information:
Cash paid (received) for income taxes	$4	$(304)
Cash paid for interest	$227	$127
See accompanying condensed notes to consolidated financial statements.

PERFORMANT HEALTHCARE, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
(Unaudited)

1. Organization and Description of Business
(a) Basis of Presentation and Organization
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim unaudited consolidated financial statements furnished herein include all normal recurring adjustments necessary for a fair statement of our financial position at March 31, 2025 and December 31, 2024, the results of our operations for the three months ended March 31, 2025 and 2024, and cash flows for the three months ended March 31, 2025 and 2024. Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. Interim financial statements are prepared on a basis consistent with our annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2024.
Performant Healthcare, Inc. (the "Company", "we", or "our") supports payers in the healthcare industry in identifying, preventing, and recovering waste and improper payments by leveraging advanced technology, analytics and proprietary data assets. The Company works with leading national and regional healthcare payers to provide eligibility-based, also known as coordination-of-benefits (COB) services, as well as claims-based services, which include the audit and identification of improperly paid claims. The Company is a leading provider of these services in both government and commercial healthcare markets. The Company also provides advanced reporting capabilities, support services, customer care, and stakeholder training programs designed to mitigate future instances of improper payments.
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
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting periods and the reported amounts of assets and liabilities, primarily accounts receivable, contract assets, goodwill, right-of-use assets, accrued benefits, contract liabilities, estimated liability for appeals and disputes, lease liabilities, other liabilities, provision for income taxes, variable consideration revenues, and disclosure of contingent liabilities at the date of the consolidated financial statements. Actual results may differ from amounts presently estimated.
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
For customer care / outsourced services clients, the Company recognized revenues based on the volume of processed transactions or the quantity of labor hours provided.

The following table presents revenue disaggregated by category for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Eligibility-based	$16,082	$13,388
Claims-based	17,104	12,412
Healthcare Total	33,186	25,800
Customer Care / Outsourced Services	83	1,534
Total Revenues	$33,269	$27,334
As of January 1, 2024, accounts receivable, net of allowances, were $17.6 million, contract assets was $10.9 million, and contract liabilities was $0.5 million.
Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Payment terms vary by client but are typically within 30 to 60 days. The Company determines the allowance for credit losses for its accounts receivables and contract assets. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for credit losses was $0 as of March 31, 2025 and December 31, 2024.
Contract assets were $13.1 million and $10.9 million as of March 31, 2025 and December 31, 2024, respectively. Contract assets relate to the Company’s rights to consideration for services completed but not invoiced at the reporting date, and receipt of payment is conditional upon factors other than the passage of time.
Contract assets primarily consist of commissions that the Company estimates it has earned from claims audit findings submitted to clients. Contract assets are recorded to accounts receivable when the Company's right to payment becomes unconditional, which is generally when healthcare providers have paid our clients. There was no impairment loss related to contract assets for the three months ended March 31, 2025 and 2024, respectively.
The Company had contract liabilities of $0.6 million and $0.8 million as of March 31, 2025 and December 31, 2024, respectively. Contract liabilities primarily consist of commissions invoiced that exceed revenues the Company estimated it had earned under variable consideration.
Healthcare providers of the Company's clients have the right to appeal claims audit findings and may pursue additional appeals if the initial appeal is found in favor of healthcare clients. For coordination-of-benefits services, insurance companies or other responsible parties may dispute the Company’s findings regarding our clients not being the primary payer of healthcare claims. Total estimated liability for appeals and disputes was $0.5 million as of March 31, 2025 and December 31, 2024. This represents the Company’s best estimate of the amount probable of being refunded to the Company’s healthcare clients.
(c) Prepaid Expenses and Other Current Assets
At March 31, 2025, prepaid expenses and other current assets were $4.2 million and included approximately $2.7 million related to prepaid software licenses and maintenance agreements and $0.9 million for prepaid insurance. At December 31, 2024, prepaid expenses and other current assets were $4.0 million and included approximately $2.1 million related to prepaid software licenses and maintenance agreements and $1.3 million for prepaid insurance.
(d) Impairment of Goodwill and Long-Lived Assets
The carrying amount of goodwill was $47.4 million as of March 31, 2025 and December 31, 2024, both of which were net of accumulated impairment loss of $34.2 million. Goodwill represents the excess of purchase price and related costs over the fair value assigned to the net assets of businesses acquired. Goodwill is reviewed for impairment annually in December, or more frequently if certain events or conditions arise during the year. There was no impairment during the three months ended March 31, 2025 and the year ended 2024.

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
Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There was no impairment during the three months ended March 31, 2025 and 2024.
(e) Other Current Liabilities
At March 31, 2025, other current liabilities were $1.8 million and included $1.8 million for services received for which we have not received an invoice. At December 31, 2024, other current liabilities were $2.1 million and primarily included $2.0 million for services received for which we have not received an invoice.
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
In November 2024, the FASB issued ASU 2024-03, " Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40)", which provides guidance to expand disclosures related to the disaggregation of income statement expenses and requires, in the notes to the financial statements, disclosure of information about certain costs and expenses which includes purchases of inventory, employee compensation, depreciation, and intangible asset amortization. ASU 2024-03 is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, on a retrospective or prospective basis, with early adoption permitted. The Company is evaluating the impact of this standard on its consolidated financial statements and disclosures.

2. Property, Equipment, and Software
Property, equipment, and software consist of the following at March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Leasehold improvements	$511	$497
Furniture and equipment	555	555
Computer hardware and software	62,276	60,840
	63,342	61,892
Less accumulated depreciation and amortization	(49,317)	(47,871)
Property, equipment and software, net	$14,025	$14,021
Computer hardware and software included the acquisition of technology assets from a technology company in March 2024. The purchase agreement included deferred cash payments to be made over a three-year period. These payments are discounted to present values using our incremental borrowing rate.
Depreciation and amortization expense was $1.4 million and $1.4 million for the three months ended March 31, 2025 and 2024.
3. Credit Agreement
As of March 31, 2025 and December 31, 2024, $8.0 million was outstanding under the Company's revolving Credit Agreement (defined below) and as of March 31, 2025, the Company had $14.2 million of additional availability under the Credit Agreement. The annual interest rate for outstanding loans under the Credit Agreement at March 31, 2025 and December 31, 2024 was 7.1% and 7.5%, respectively.
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

The Credit Agreement contains certain customary representations, warranties, and affirmative and negative covenants of the Company and its subsidiaries that restrict the Company’s and its subsidiaries’ ability to take certain actions, including, incurrence of indebtedness, creation of liens, making certain investments, mergers or consolidations, dispositions of assets, assignments, sales or transfers of equity in subsidiaries, repurchase or redemption of capital stock, entering into certain transactions with affiliates, or changing the nature of the Company’s business. The Credit Agreement also contains financial covenants, which require the Company to maintain a minimum amount of liquidity and a consolidated fixed charge coverage ratio of not less than 1.25 to 1.00, provided that the fixed charge coverage ratio is only applicable when borrowing availability falls below a certain threshold. The obligations under the Credit Agreement may be accelerated or the commitments terminated upon the occurrence of events of default under the Credit Agreement, which include payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, cross defaults to other material indebtedness, defaults arising in connection with changes in control, and other customary events of default. The Company was in compliance with all covenants under the Credit Agreement as of March 31, 2025.
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
Operating lease expense was $0.2 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively.
Cash paid for amounts included in the measurement of operating lease liabilities included in operating cash flows were $0.2 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively.
Supplemental other information related to operating leases were as follows:

	March 31, 2025		December 31, 2024
Weighted Average Remaining Lease Term (in years)	2.7	years	2.7	years
Weighted Average Discount Rate	7.2%		7.1%
The following is a schedule, by years, of maturities of lease liabilities as of March 31, 2025 (in thousands):

Year Ending December 31,	Amount
Remainder of 2025	$329
2026	309
2027	228
2028	112
Total undiscounted cash flows	$978
Less imputed interest	(92)
Present value of lease liabilities	$886
5. Stock-Based Compensation
Total stock-based compensation expense charged as salaries and benefits expense in the consolidated statements of operations was $1.7 million and $1.0 million for the three months ended March 31, 2025 and 2024.
(a) Stock Options

The following table sets forth a summary of the Company's stock option activity for the three months ended March 31, 2025:

	Outstanding Options	Weighted average exercise price per share	Weighted average remaining contractual life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	33,500	$3.02	0.5	$13
Granted	—	—		—
Forfeited/expired	(23,500)	3.57		—
Exercised	—	—		—
Outstanding at March 31, 2025	10,000	$1.74	0.9	$6
Vested, exercisable, expected to vest(1) at March 31, 2025	10,000	$1.74	0.9	$6
Exercisable at March 31, 2025	10,000	$1.74	0.9	$6
 (1) Options expected to vest reflect an estimated forfeiture rate.
The Company recognizes share-based compensation costs as expense on a straight-line basis over the option vesting period, which generally is four years. As of March 31, 2025, all options have vested and there was no unrecognized compensation costs.
(b) Restricted Stock Units and Performance Stock Units
The following table summarizes restricted stock unit and performance stock unit activity for the three months ended March 31, 2025:

	Number of Awards	Weighted average grant date fair value per share
Outstanding at December 31, 2024	6,041,685	$3.01
Granted	30,534	2.62
Forfeited	(16,900)	3.16
Vested and converted to shares, net of units withheld for taxes	—	—
Units withheld for taxes	—	—
Outstanding at March 31, 2025	6,055,319	$3.00
Expected to vest at March 31, 2025	5,540,617	$3.00
Restricted stock units and performance stock units granted under the Performant Healthcare, Inc. Amended and Restated 2012 Stock Incentive Plan generally vest over periods between one year and four years.
As of March 31, 2025, there was approximately $11.6 million of total unrecognized compensation cost related to unvested restricted stock units granted to employees. This unrecognized compensation cost is expected to be recognized over an estimated weighted-average amortization period of approximately 2.5 years.
6. Income Taxes
The Company's effective income tax rate was (98)% for the three months ended March 31, 2025 and 0% for the three months ended March 31, 2024. The primary driver of the effective income tax rate was the overall pre-tax losses for the three months ended March 31, 2025, for which no benefit is recognized due to valuation allowance, and state income taxes. The change in the effective income tax rate is primarily driven by a reduction in pre-tax book losses through March 31, 2025, as compared to pre-tax book losses from operations for the three months ended March 31, 2024, with the tax expense in March 31, 2025 being similar to the tax expense in March 31, 2024.

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
7. Net Loss per Share
For the three months ended March 31, 2025 and 2024, basic loss per share is calculated by dividing net loss attributable to holders of common stock by the sum of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing net income available to holders of common stock by the weighted average number of shares of common stock and dilutive common share equivalents outstanding during the period. The Company’s common share equivalents consist of stock options, restricted stock units (RSUs), and performance stock units. When there is a loss in the period, dilutive common share equivalents are excluded from the calculation of diluted earnings per share, as their effect would be anti-dilutive.
The following table reconciles the basic to diluted weighted average shares outstanding using the treasury stock method (shares in thousands):

	Three Months Ended March 31,
	2025	2024
Weighted average shares outstanding – basic	78,309	76,920
Dilutive effect of stock options	—	—
Weighted average shares outstanding – diluted	78,309	76,920
Since the Company was in a loss position for both periods presented, basic net loss per share is the same as diluted net loss per share, as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (shares in thousands):

	March 31, 2025	March 31, 2024
Options to purchase common stock	10	72
RSUs	6,055	5,470
Total	6,065	5,542

8. Segment Information
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
9. Other Commitments and Contingencies
Trust Funds
The Company collects payments from counterparties on behalf of certain of our COB clients, where our client is owed a refund because they are not the primary payer for a healthcare claim as the covered member has other forms of insurance coverage. These cash collections are held in trust in bank accounts controlled by the Company. The Company remits trust funds to the clients on a regular basis. The amount of cash held in trust and the related liability are separated from and not included in the Company’s consolidated financial statements. Cash held in trust for customers totaled $6.8 million and $10.9 million at March 31, 2025 and December 31, 2024, respectively.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
You should read the following discussion in conjunction with our consolidated financial statements (unaudited) and related notes included elsewhere in this report. This report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” under Item 1A of Part II of this report. In light of these risks, uncertainties and assumptions, the forward-looking events and trends discussed in this report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, our ability to generate revenue following long implementation periods associated with new customer contracts; the high level of revenue concentration among our largest customers; our client relationships and our ability to maintain such client relationships; many of our customer contracts are subject to periodic renewal, are not exclusive, and do not provide for committed business volumes; downturns in domestic or global economic conditions and other macroeconomic factors; our ability to generate sufficient cash flows to fund our ongoing operations and other liquidity needs; our ability to hire and retain employees with specialized skills that are required for our business; anticipated trends and challenges in our business and competition in the markets in which we operate; the impact of public health emergencies such as the COVID-19 pandemic, on our business and operations, opportunities and expectations for the markets in which we operate; our ability to maintain compliance with the covenants in our debt agreements; the adaptability of our technology platform to new markets and processes; failure of our or third parties' operating systems and technology infrastructure could disrupt our operation and the threat of breach of the Company's security measures or failure or unauthorized access to confidential data that we possess; our growth strategy of expanding in our existing markets and considering strategic alliances or acquisitions; maintaining, protecting and enhancing our intellectual property; our expectations regarding future expenses; expected future financial performance; and our ability to comply with and adapt to industry regulations and compliance demands. The forward-looking statements in this report speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
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

Sources of Revenues
We derive a majority of our revenues from services provided to our clients in the healthcare market. Historically, we also derived revenues from our outsourced call center services, but ceased providing these outsourced services during the quarter ended March 31, 2025.

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Eligibility-based	$16,082	$13,388
Claims-based	17,104	12,412
Healthcare Total	33,186	25,800
Customer Care / Outsourced Services	83	1,534
Total Revenues	$33,269	$27,334
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
In 2016, the Center for Medicare and Medicaid Services (CMS) awarded two new Medicare Recovery Audit Contractor (RAC) contracts to us for Regions 1 and 5. The RAC contract for Region 1 involves the audit of improper payments for claims made under Medicare Parts A and B in Region 1, which consists of eleven states (Connecticut, Michigan, Indiana, Maine, Massachusetts, New Hampshire, New York, Ohio, Kentucky, Rhode Island and Vermont). In March 2021, we were re-awarded the CMS Region 1 contract with a term of eight-and-a-half years. The RAC contract for Region 5 involves post-payment review of claims related to DMEPOS (Durable Medical Equipment, Prosthetics, Orthotics and Supplies) and home health and hospice on a nation-wide basis. The Region 5 RAC contract has an initial nine-year term consisting of one base year and eight additional one-year options, and expires in 2025. We were not awarded a new Region 5 contract beyond the expiration of the current contract.
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
Within the State Medicaid market, we were awarded a contract to provide RAC services for the New York State Office of the Medicaid Inspector General (OMIG) which are similar to those provided under our RAC contracts with CMS. We anticipate our services under this contract to commence in 2025.
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
Customer Care / Outsourced Services Revenues
Historically, we derived revenues from our first party call center and other outsourced services. Our revenues for these services include contingency fees, fees based on dedicated headcount and tasks completed on behalf of our clients. The cessation of our Customer Care and Outsourced Services occurred during the quarter due to contract expiration, as such we will not have meaningful revenues in this market in 2025.
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
Costs Associated with Commencing and Implementing New Contracts
When we obtain an engagement with a new client or a new contract with an existing client, it typically takes a period of time to plan our services in detail, which includes integrating our technology, processes and resources with the client’s operations and hiring new employees, before we receive any revenues from the new client or new contract. Due to the upfront costs we incur in connection with the implementation of new contracts, which may not be recoverable in the event of contract termination, and the delays we face in recognizing initial revenue from any such new contracts, our profitability can be negatively impacted by any delays associated with new contract implementations. Further, due to the upfront implementation time associated with new contract implementations, we face delays in recognizing the full amount of revenue that we may earn under these new contracts until they reach a more mature or “steady state” status. Our clients may also experience delays in obtaining approvals or managing protests from unsuccessful bidders or delays associated with system implementations, as we had experienced before with certain clients. We may incur upfront implementation expenses without receiving corresponding revenue under a contract award that is subsequently terminated as a result of a successful protest from an unsuccessful bidder. If we are not able to pay the upfront expenses out of cash from operations or availability of borrowings under our lending arrangements, we may need to scale back our operations or alter our business plans, either of which could have a negative effect on future revenues that we may earn under any such new client or new contract engagements.

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
Refer to "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2024, for a discussion of our critical accounting policies. There have been no significant changes to our critical accounting policies during the three months ended March 31, 2025.
Recent Accounting Pronouncements
Refer to "New Accounting Pronouncements" in Note 1(g) of the Consolidated Financial Statements included in Part I - Item 1 of this report. There were no new accounting pronouncements issued or adopted since the filing of our Annual Report on Form 10-K for the year ended December 31, 2024, which could have a significant effect on our consolidated financial statements.
Results of Operations
Three Months Ended March 31, 2025 compared to the Three Months Ended March 31, 2024
The following table represents our historical operating results for the periods presented:

	Three Months Ended March 31,		Favorable (Unfavorable)
	2025	2024	$ Change	% Change
	(in thousands)
Consolidated Statement of Operations Data:
Revenues	$33,269	$27,334	$5,935	22%
Operating expenses:
Salaries and benefits	25,358	23,221	(2,137)	(9)%
Other operating expenses	7,761	8,034	273	3%
Total operating expenses	33,119	31,255	(1,864)	(6)%
Income (loss) from operations	150	(3,921)	4,071	104%
Interest expense	(289)	(186)	(103)	(55)%
Interest income	98	106	(8)	(8)%
Loss before provision for income taxes	(41)	(4,001)	3,960	99%
Provision for income taxes	40	16	(24)	150%
Net loss	$(81)	$(4,017)	$3,936	98%
Revenues
Total revenues were $33.3 million for the three months ended March 31, 2025, an increase of approximately $5.9 million, or 22%, compared to total revenues of $27.3 million for the three months ended March 31, 2024.

Healthcare revenues were $33.2 million for the three months ended March 31, 2025, representing an increase of $7.4 million, or 29%, compared to the three months ended March 31, 2024. Revenues from eligibility-based services during the three months ended March 31, 2025 were $16.1 million, representing a increase of $2.7 million or 20%, compared to the three months ended March 31, 2024. Revenues from claims-based services during the three months ended March 31, 2025 were $17.1 million, or 38% higher than the three months ended March 31, 2024. The increase in healthcare revenues was primarily driven by ongoing growth from prior implementations of statements of work, and an increase in the scope of services for several of our commercial programs.
Customer Care / Outsourced Services revenues were approximately $0.1 million, representing a decrease of $1.5 million, or 95%, compared to the three months ended March 31, 2024. This decrease was related to the cessation of our outsourced services during the quarter due to contract expiration.
Salaries and Benefits
Salaries and benefits expense was $25.4 million for the three months ended March 31, 2025, an increase of $2.1 million, or 9%, compared to salaries and benefits expense of $23.2 million for the three months ended March 31, 2024. The increase in salaries and benefits expense was in support of the continued growth of our healthcare services.
Other Operating Expenses
Other operating expenses were $7.8 million for the three months ended March 31, 2025, compared to $8.0 million for the three months ended March 31, 2024. This decrease in other operating expenses was primarily due to lower outside services expense.
Income (loss) from Operations
As a result of the factors described above, income from operations was $0.2 million for the three months ended March 31, 2025, compared to loss from operations of $3.9 million for the three months ended March 31, 2024.
Interest Expense
Interest expense was $0.3 million during the three months ended March 31, 2025, compared to $0.2 million for the three months ended March 31, 2024, representing an increase of approximately $0.1 million.
Income Taxes
We recognized an income tax expense of $40 thousand for the three months ended March 31, 2025, compared to an income tax expense of $16 thousand for the three months ended March 31, 2024. Our effective income tax rate was (98)% for the three months ended March 31, 2025 and 0% for the three months ended March 31, 2024. The primary driver of the effective income tax rate was the overall pre-tax losses for the three months ended March 31, 2025, for which no benefit is recognized due to valuation allowance, and state income taxes. The change in effective income tax rate is primarily driven by a reduction in pre-tax book losses through March 31, 2025, as compared to pre-tax book losses through March 31, 2024, with the tax expense for the three months ended March 31, 2025, being similar to the tax expense for the three months ended March 31, 2024.
Net Loss
As a result of the factors described above, net loss was $81 thousand for the three months ended March 31, 2025, which represented a decrease in net loss of approximately $3.9 million, or 98%, compared to net loss of $4.0 million for the three months ended March 31, 2024.

Adjusted EBITDA and Adjusted Net Income (Loss)
To provide investors with additional information regarding our financial results, we have disclosed in the table below and within this report adjusted EBITDA, adjusted net income (loss), and adjusted net income (loss) per diluted share, all of which are non-GAAP financial measures. We have provided a reconciliation below of adjusted EBITDA to net income (loss), adjusted net income (loss) to net income (loss), and adjusted net income (loss) per diluted share to net income (loss), the most directly comparable GAAP financial measure to these non-GAAP financial measures.
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
Our use of adjusted EBITDA, adjusted net income (loss), and adjusted net income (loss) per diluted share, has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:
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
The following tables present a reconciliation of adjusted EBITDA, adjusted net income (loss), and adjusted net income (loss) per diluted share, for the three months ended March 31, 2025 and 2024, to actual net income (loss) for these periods, respectively:

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Adjusted EBITDA:
Net income (loss)	$(81)	$(4,017)
Provision for income taxes	40	16
Interest expense (1)	289	186
Interest income	(98)	(106)
Stock-based compensation	1,714	957
Depreciation and amortization	1,452	1,398
Severance expenses (3)	—	336
Other	6	—
Adjusted EBITDA	$3,322	$(1,230)

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Adjusted Net Income (Loss):
Net income (loss)	$(81)	$(4,017)
Stock-based compensation	1,714	957
Amortization of debt issuance costs (2)	63	58
Severance expenses (3)	—	336
Other	6	—
Tax adjustments (4)	(490)	(372)
Adjusted net income (loss)	$1,212	$(3,038)

	Three Months Ended March 31,
	2025	2024
	(in thousands)
Adjusted Net Income (Loss) Per Diluted Share:
Net income (loss)	$(81)	$(4,017)
Plus: Adjustment items per reconciliation of adjusted net income (loss)	1,293	979
Adjusted net income (loss)	$1,212	$(3,038)
Adjusted net income (loss) per diluted share	$0.02	$(0.04)
Diluted average shares outstanding (5)	79,407	76,920

(1)Primarily represents interest expense and amortization of debt issuance costs related to our Credit Agreement.
(2)Represents amortization of debt issuance costs related to our Credit Agreement.
(3)Represents severance expenses incurred in connection with a reduction in force for our non-healthcare recovery services.
(4)Represents tax adjustments assuming a marginal tax rate of 27.5% at full profitability.
(5)While net loss for the three months ended March 31, 2025 is ($81), the computation of adjusted net income (loss) results in adjusted net income of $1,212. Therefore, the calculation of the adjusted net income (loss) per diluted share for the three months ended March 31, 2025 includes dilutive common share equivalents of 1,098 added to the basic weighted average shares of 78,309.

Liquidity and Capital Resources
Our primary sources of liquidity are cash flows from operations, and cash and cash equivalents on hand. Cash and cash equivalents, which consists primarily of cash on deposit with banks, totaled $10.0 million as of March 31, 2025 compared to $9.3 million as of December 31, 2024. The $0.7 million increase in the balance of our cash and cash equivalents from December 31, 2024 to March 31, 2025, was primarily due to $2.9 million provided by operating activities, and partially offset by $1.5 million used in investing activities and $0.8 million used in financing activities during the three months ended March 31, 2025.
On October 27, 2023, we entered into a new credit agreement with Wells Fargo Bank, National Association (the "Credit Agreement"). The Credit Agreement includes a $25 million revolving loan commitment, subject to borrowing base limitations based on a percentage of applicable eligible receivables and contract assets, of which $5.0 million was advanced on the closing date of the Credit Agreement. A portion of the revolving loan commitment of up to $2.5 million is available for the issuance of letters of credit. As of March 31, 2025, $8.0 million was outstanding under the Credit Agreement and we had $14.2 million of additional borrowings available under the Credit Agreement.
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
Our Credit Agreement contains, and any agreements to refinance our debt likely will contain, certain financial covenants, including the maintenance of minimum fixed charge coverage ratio and total debt to EBITDA ratio, as well as restrictive covenants that require us to limit our ability to incur additional debt, including to finance future operations or other capital needs, and to engage in other activities that we may believe are in our long-term best interests, including to dispose of or acquire assets. As of March 31, 2025, we were in compliance with all financial covenants under the Credit Agreement. However, conditions may change for a variety of reasons in the future that may affect our ability to maintain compliance with our financial or restrictive covenants. Our failure to comply with these financial covenants or the restrictive covenants may result in an event of default, which, if not cured or waived, could accelerate the maturity of our indebtedness or result in modifications to our credit terms.
Cash flows from operating activities
Cash provided by operating activities was $2.9 million for the three months ended March 31, 2025, primarily as a result of a trend of increasing revenues that outpaced the increase in operating expenses in recent quarters. Cash provided by operating activities was $0.1 million for the three months ended March 31, 2024, primarily as a result of a decrease in accounts receivable and an increase in accounts payable, offset by a decrease in accrued salaries and benefits and an increase in contract assets.
Cash flows from investing activities
Cash used in investing activities of $1.5 million for the three months ended March 31, 2025 was primarily related to capital expenditures for software, data storage, hardware, telecommunication systems and security enhancements to our information technology systems. Cash used in investing activities for the three months ended March 31, 2024 was $3.7 million, primarily related to capital expenditures for software, data storage, hardware, telecommunication systems and security enhancements to our information technology systems.
Cash flows from financing activities
Cash used in financing activities was $0.8 million for the three months ended March 31, 2025 primarily related to $0.8 million of a deferred asset acquisition payment. Cash used in financing activities was $14.0 thousand for the three months ended March 31, 2024.

Deferred Asset Acquisition Payments
In 2024, we purchased technology assets from a technology company specializing in natural language processing and advanced domain analytics. The purchase agreement included deferred cash payments to be made over a three-year period. The amount of deferred asset acquisition payments on the consolidated balance sheet was $3.2 million as of March 31, 2025. These payments are discounted to present values using our incremental borrowing rate.
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
As of March 31, 2025, $8.0 million was outstanding under the Credit Agreement and we had $14.2 million of additional available under the Credit Agreement. Our annual interest rate under the Credit Agreement at March 31, 2025 was 7.1%.
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
As of March 31, 2025, we were in compliance with all financial covenants under the Credit Agreement.

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
Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2025.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the first quarter of 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The growth of our business will require us to hire and retain employees with specialized skills and failure to do so could harm our ability to grow our business.
The growth of our business will depend in part on our ability to recruit, train and manage additional qualified employees. Our healthcare-related operations require us to hire registered nurses and experts in Medicare coding. Finding, attracting and retaining employees with these skills is a critical component of providing our healthcare-related recovery and audit services, and our inability to staff these operations appropriately represents a risk to our healthcare service offering and associated revenues. An inability to hire qualified personnel, particularly to serve our healthcare clients, may restrain the growth of our business.
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
Risks Related to Regulations and Legislation
As a public company, we are subject to the reporting requirements of the Sarbanes-Oxley Act of 2002. If we experience material weaknesses or other deficiencies, or if we are unable to remediate material weaknesses or other deficiencies identified in the future, or otherwise fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately or timely report our financial results, which could result in loss of investor confidence and adversely impact our stock price.

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
Prescott Group Management, L.L.C., First Light Asset Management, LLC, Topline Capital Management, LLC, BlackRock Institutional Trust Company, N.A, and Mill Road Capital Management LLC beneficially owned approximately 20.2%, 15.4%, 8.3%, 6.2% and 4.6% of our common stock, respectively, as of March 31, 2025. As a result of their ownership, these significant stockholders have the ability to influence the outcome of matters submitted to a vote of stockholders and, through our board of directors, the ability to influence decision making with respect to our business direction and policies. Mill Road Capital Management LLC currently has a representative sitting on our Board of Directors. These significant stockholders may have interests different from our other stockholders’ interests and may vote in a manner adverse to those interests. Matters over which these significant stockholders can, directly or indirectly, exercise influence include:
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
    None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
    None.
ITEM 4. MINE SAFETY DISCLOSURES
    Not Applicable.
ITEM 5. OTHER INFORMATION
(c) During the three months ended March 31, 2025, no director or officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934) of our Company adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities, whether or not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

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

PERFORMANT HEALTHCARE, INC.
Date:	May 9, 2025
		By:	/s/ Simeon M. Kohl
Simeon M. Kohl

Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Rohit Ramchandani
Rohit Ramchandani

Chief Financial Officer (Principal Financial Officer)