Form 10-Q
period 2025-06-30
Performant Healthcare Inc
filed 2025-08-07
CIK 1550695

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
The number of shares of Common Stock outstanding as of August 6, 2025 was 78,997,024.

PERFORMANT HEALTHCARE, INC. AND SUBSIDIARIES
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2025
INDEX

i

PERFORMANT HEALTHCARE, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except par value amounts)

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,076	$9,292
Trade accounts receivable, net of $0 allowance for credit losses	17,746	14,165
Contract assets, net of $0 allowance for credit losses	17,105	10,876
Prepaid expenses and other current assets	3,565	3,991
Income tax receivable	—	34
Total current assets	47,492	38,358
Property, equipment, and software, net	13,862	14,021
Goodwill	47,372	47,372
Debt issuance costs	303	416
Right-of-use assets	1,063	826
Other assets	863	781
Total assets	$110,955	$101,774
Liabilities and Stockholders’ Equity
Current liabilities:
Accrued salaries and benefits	$11,868	$8,502
Accounts payable	1,070	482
Other current liabilities	2,129	2,091
Income taxes payable	229	—
Contract liabilities	359	753
Estimated liability for appeals and disputes	600	517
Deferred asset acquisition payments	1,190	1,243
Lease liabilities	536	383
Total current liabilities	17,981	13,971
Long-term loan payable	8,000	8,000
Deferred asset acquisition payments	2,095	2,686
Lease liabilities	546	462
Other liabilities	95	156
Total liabilities	28,717	25,275
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value. Authorized, 500,000 shares at June 30, 2025 and December 31, 2024 respectively; issued and outstanding 78,997 and 78,309 shares at June 30, 2025 and December 31, 2024, respectively	8	8
Additional paid-in capital	155,430	151,688
Accumulated deficit	(73,200)	(75,197)
Total stockholders’ equity	82,238	76,499
Total liabilities and stockholders’ equity	$110,955	$101,774
See accompanying condensed notes to consolidated financial statements.

PERFORMANT HEALTHCARE, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$37,803	$29,362	$71,072	$56,696
Operating expenses:
Salaries and benefits	26,824	24,534	52,182	47,755
Other operating expenses	8,339	7,569	16,100	15,603
Total operating expenses	35,163	32,103	68,282	63,358
Income (loss) from operations	2,640	(2,741)	2,790	(6,662)
Interest expense	(276)	(300)	(565)	(486)
Interest income	74	61	172	167
Income (loss) before provision for income taxes	2,438	(2,980)	2,397	(6,981)
Provision for income taxes	360	16	400	32
Net income (loss)	$2,078	$(2,996)	$1,997	$(7,013)
Net income (loss) per share
Basic	$0.03	$(0.04)	$0.03	$(0.09)
Diluted	$0.03	$(0.04)	$0.03	$(0.09)
Weighted average shares
Basic	78,584	76,975	78,447	76,925
Diluted	80,730	76,975	79,847	76,925
See accompanying condensed notes to consolidated financial statements.

PERFORMANT HEALTHCARE, INC. AND SUBSIDIARIES
Consolidated Statement of Changes in Stockholders’ Equity
(In thousands)
(Unaudited)

	Three Months Ended June 30, 2025					Three Months Ended June 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount				Shares	Amount
Balances at beginning of period	78,309	$8	$153,402	$(75,278)	$78,132	76,920	$8	$146,958	$(69,319)	$77,647
Common stock issued under stock plans, net of shares withheld for employee taxes	640	—	(113)	—	(113)	270	—	(90)	—	(90)
Stock-based compensation expense	—	—	2,066	—	2,066	—	—	1,305	—	1,305
Proceeds from ESPP, net of costs	48	—	75	—	75	—	—	—	—	—
Net income (loss)	—	—	—	2,078	2,078	—	—	—	(2,996)	(2,996)
Balances at end of period	78,997	$8	$155,430	$(73,200)	$82,238	77,190	$8	$148,173	$(72,315)	$75,866

	Six Months Ended June 30, 2025					Six Months Ended June 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Total
	Shares	Amount				Shares	Amount
Balances at beginning of period	78,309	$8	$151,688	$(75,197)	$76,499	76,920	$8	$146,001	$(65,302)	$80,707
Common stock issued under stock plans, net of shares withheld for employee taxes	640	—	(113)	—	(113)	270	—	(90)	—	(90)
Stock-based compensation expense	—	—	3,780	—	3,780	—	—	2,262	—	2,262
Proceeds from ESPP, net of costs	48	—	75	—	75	—	—	—	—	—
Net income (loss)	—	—	—	1,997	1,997	—	—	—	(7,013)	(7,013)
Balances at end of period	78,997	$8	$155,430	$(73,200)	$82,238	77,190	$8	$148,173	$(72,315)	$75,866
See accompanying condensed notes to consolidated financial statements.

PERFORMANT HEALTHCARE, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$1,997	$(7,013)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss on disposal of assets	—	29
Depreciation and amortization	2,919	3,317
Right-of-use assets amortization	296	224
Stock-based compensation	3,780	2,262
Interest expense from debt issuance costs	113	115
Interest accretion on deferred asset acquisition	121	—
Changes in operating assets and liabilities:
Trade accounts receivable	(3,581)	3,514
Contract assets	(6,229)	951
Prepaid expenses and other current assets	426	41
Income tax receivable	34	229
Other assets	(95)	208
Accrued salaries and benefits	3,366	413
Accounts payable	588	161
Contract liabilities and other current liabilities	(356)	(162)
Income taxes payable	229	—
Estimated liability for appeals and disputes	83	622
Lease liabilities	(296)	(221)
Other liabilities	(61)	16
Net cash provided by operating activities	3,334	4,706
Cash flows from investing activities:
Purchase of property, equipment, and software	(2,747)	(4,510)
Net cash used in investing activities	(2,747)	(4,510)
Cash flows from financing activities:
Debt issuance costs paid	—	(15)
Taxes paid related to net share settlement of stock awards	(113)	(90)
Proceeds from ESPP, net of costs	75	—
Deferred asset acquisition payments made	(765)	—
Borrowings from revolving loan	—	3,000
Net cash (used in) provided by financing activities	(803)	2,895
Net (decrease) increase in cash and cash equivalents	(216)	3,091
Cash and cash equivalents at beginning of period	9,292	7,333
Cash and cash equivalents at end of period	$9,076	$10,424
Reconciliation of the Consolidated Statements of Cash Flows to the Consolidated Balance Sheets:
Cash and cash equivalents	$9,076	$10,424
Non-cash investing activities:
Deferred asset acquisition payments	$—	$3,791
Supplemental disclosures of cash flow information:
Cash paid (received) for income taxes	$188	$(151)
Cash paid for interest	$393	$252
See accompanying condensed notes to consolidated financial statements.

PERFORMANT HEALTHCARE, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
(Unaudited)

1. Organization and Description of Business
(a) Basis of Presentation and Organization
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"), for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, the interim unaudited consolidated financial statements furnished herein include all normal recurring adjustments necessary for a fair statement of our financial position at June 30, 2025 and December 31, 2024, the results of our operations for the three and six months ended June 30, 2025 and 2024, and cash flows for the six months ended June 30, 2025 and 2024. Operating results for the interim period are not necessarily indicative of the results that may be expected for the year ending December 31, 2025. Interim financial statements are prepared on a basis consistent with our annual consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes included in our annual report on Form 10-K for the year ended December 31, 2024.
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

The following table presents revenue disaggregated by category for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Eligibility-based	$18,093	$14,264	$34,175	$27,652
Claims-based	19,710	13,661	36,814	26,073
Healthcare Total	37,803	27,925	70,989	53,725
Customer Care / Outsourced Services	—	1,437	83	2,971
Total Revenues	$37,803	$29,362	$71,072	$56,696
As of January 1, 2024, accounts receivable was $17.6 million, contract assets were $10.9 million, and contract liabilities were $0.5 million.
Trade accounts receivable is recorded at the invoiced amount and do not bear interest. Payment terms vary by client but are typically within 30 to 60 days. The Company determines the allowance for credit losses for its accounts receivable and contract assets. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The allowance for credit losses was $0 as of June 30, 2025 and December 31, 2024.
Contract assets were $17.1 million and $10.9 million as of June 30, 2025 and December 31, 2024, respectively. Contract assets relate to the Company’s rights to consideration for services completed but not invoiced at the reporting date, and receipt of payment is conditional upon factors other than the passage of time.
Contract assets primarily consist of commissions that the Company estimates it has earned from claims audit findings submitted to clients. Contract assets are recorded to accounts receivable when the Company's right to payment becomes unconditional, which is generally when healthcare providers have paid our clients. There was no impairment loss related to contract assets for the three and six months ended June 30, 2025 and 2024, respectively.
The Company had contract liabilities of $0.4 million and $0.8 million as of June 30, 2025 and December 31, 2024, respectively. Contract liabilities primarily consist of commissions invoiced that exceed revenues the Company estimated it had earned under variable consideration.
Healthcare providers of the Company's clients have the right to appeal claims audit findings and may pursue additional appeals if the initial appeal is found in favor of healthcare clients. For coordination-of-benefits services, insurance companies or other responsible parties may dispute the Company’s findings regarding our clients not being the primary payer of healthcare claims. Total estimated liability for appeals and disputes was $0.6 million as of June 30, 2025 and $0.5 million as of December 31, 2024. This represents the Company’s best estimate of the amount probable of being refunded to its clients.
(c) Prepaid Expenses and Other Current Assets
At June 30, 2025, prepaid expenses and other current assets were $3.6 million and included approximately $2.7 million related to prepaid software licenses and maintenance agreements and $0.5 million for prepaid insurance. At December 31, 2024, prepaid expenses and other current assets were $4.0 million and included approximately $2.1 million related to prepaid software licenses and maintenance agreements and $1.3 million for prepaid insurance.
(d) Impairment of Goodwill and Long-Lived Assets
The carrying amount of goodwill was $47.4 million as of June 30, 2025 and December 31, 2024, both of which were net of accumulated impairment loss of $34.2 million. Goodwill represents the excess of purchase price and related costs over the fair value assigned to the net assets of businesses acquired. Goodwill is reviewed for impairment annually in December, or more frequently if certain events or conditions arise during the year. There was no impairment during the three and six months ended June 30, 2025 and the year ended 2024.

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
Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets or intangibles may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. There was no impairment during the three and six months ended June 30, 2025 and 2024.
(e) Other Current Liabilities
At June 30, 2025, other current liabilities were $2.1 million and included $2.1 million for services received for which we have not received an invoice. At December 31, 2024, other current liabilities were $2.1 million and primarily included $2.0 million for services received for which we have not received an invoice.
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

2. Property, Equipment, and Software
Property, equipment, and software consist of the following at June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Leasehold improvements	$511	$497
Furniture and equipment	555	555
Computer hardware and software	63,431	60,840
	64,497	61,892
Less accumulated depreciation and amortization	(50,635)	(47,871)
Property, equipment and software, net	$13,862	$14,021
Computer hardware and software included the acquisition of technology assets from a technology company in March 2024. The purchase agreement included deferred cash payments to be made over a three-year period. These payments are discounted to present values using our incremental borrowing rate.
Depreciation and amortization expense was $1.5 million and $1.9 million for the three months ended June 30, 2025 and 2024 respectively, and $2.9 million and $3.3 million for the six months ended June 30, 2025 and 2024, respectively.
3. Credit Agreement
As of June 30, 2025 and December 31, 2024, $8.0 million was outstanding under the Company's revolving Credit Agreement (defined below) and as of June 30, 2025, the Company had $16.9 million of additional availability under the Credit Agreement. The annual interest rate for outstanding loans under the Credit Agreement at June 30, 2025 and December 31, 2024 was 7.1% and 7.5%, respectively.
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

The Credit Agreement contains certain customary representations, warranties, and affirmative and negative covenants of the Company and its subsidiaries that restrict the Company’s and its subsidiaries’ ability to take certain actions, including, incurrence of indebtedness, creation of liens, making certain investments, mergers or consolidations, dispositions of assets, assignments, sales or transfers of equity in subsidiaries, repurchase or redemption of capital stock, entering into certain transactions with affiliates, or changing the nature of the Company’s business. The Credit Agreement also contains financial covenants, which require the Company to maintain a minimum amount of liquidity and a consolidated fixed charge coverage ratio of not less than 1.25 to 1.00, provided that the fixed charge coverage ratio is only applicable when borrowing availability falls below a certain threshold. The obligations under the Credit Agreement may be accelerated or the commitments terminated upon the occurrence of events of default under the Credit Agreement, which include payment defaults, defaults in the performance of affirmative and negative covenants, the inaccuracy of representations or warranties, bankruptcy and insolvency related defaults, cross defaults to other material indebtedness, defaults arising in connection with changes in control, and other customary events of default. The Company was in compliance with all covenants under the Credit Agreement as of June 30, 2025.
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
Operating lease expense was $0.2 million and $0.1 million for the three months ended June 30, 2025 and 2024, respectively, and $0.3 million and $0.1 million for the six months ended June 30, 2025 and 2024, respectively.
Cash paid for amounts included in the measurement of operating lease liabilities included in operating cash flows were $0.3 million and $0.2 million for the six months ended June 30, 2025 and 2024, respectively.
Right-of-use assets obtained in exchange for operating lease liabilities were $0.5 million and $0.6 million for the six months ended June 30, 2025 and 2024, respectively.
Supplemental other information related to operating leases were as follows:

	June 30, 2025		December 31, 2024
Weighted Average Remaining Lease Term (in years)	2.1	years	2.7	years
Weighted Average Discount Rate	7.2%		7.1%
The following is a schedule, by years, of maturities of lease liabilities as of June 30, 2025 (in thousands):

Year Ending December 31,	Amount
Remainder of 2025	$312
2026	525
2027	227
2028	112
Total undiscounted cash flows	$1,175
Less imputed interest	(93)
Present value of lease liabilities	$1,082
5. Stock-Based Compensation
Total stock-based compensation expense charged as salaries and benefits expense in the consolidated statements of operations was $2.1 million and $1.3 million for the three months ended June 30, 2025 and 2024 respectively, and $3.8 million and $2.3 million for the six months ended June 30, 2025 and 2024, respectively.

(a) Stock Options
The following table sets forth a summary of the Company's stock option activity for the six months ended June 30, 2025:

	Outstanding Options	Weighted average exercise price per share	Weighted average remaining contractual life (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	33,500	$3.02	0.5	$13
Granted	—	—		—
Forfeited/expired	(23,500)	3.57		—
Exercised	—	—		—
Outstanding at June 30, 2025	10,000	$1.74	0.6	$17
Vested, exercisable, expected to vest(1) at June 30, 2025	10,000	$1.74	0.6	$17
Exercisable at June 30, 2025	10,000	$1.74	0.6	$17
 (1) Options expected to vest reflect an estimated forfeiture rate.
The Company recognizes share-based compensation costs as expense on a straight-line basis over the option vesting period, which generally is four years. As of June 30, 2025, all options have vested and there were no unrecognized compensation costs.
(b) Restricted Stock Units and Performance Stock Units
The following table summarizes restricted stock unit (RSU) and performance stock unit (PSU) activity for the six months ended June 30, 2025:

	Number of Awards	Weighted average grant date fair value per share
Outstanding at December 31, 2024	6,041,685	$3.01
Granted	1,607,585	2.44
Forfeited	(36,507)	3.05
Vested and converted to shares, net of units withheld for taxes	(640,095)	2.99
Units withheld for taxes	(43,722)	2.73
Outstanding at June 30, 2025	6,928,946	$2.88
Expected to vest(1) at June 30, 2025	6,339,986	$2.88
 (1) RSUs and PSUs expected to vest reflect an estimated forfeiture rate.
RSUs and PSUs granted under the Performant Healthcare, Inc. Amended and Restated 2012 Stock Incentive Plan generally vest over periods between one year and four years.
As of June 30, 2025, there was approximately $12.5 million of total unrecognized compensation cost related to unvested restricted stock units granted to employees. This unrecognized compensation cost is expected to be recognized over an estimated weighted-average amortization period of approximately 2.7 years.
6. Income Taxes
The Company's effective income tax rate was 17% for the six months ended June 30, 2025 and 0% for the six months ended June 30, 2024. The primary driver of the effective income tax rate was due to state income taxes. The change in the effective income tax rate was driven by overall income from operations for the six months ended June 30, 2025, as compared to the overall losses from operations for the six months ended June 30, 2024, for which no benefit was recognized due to valuation allowance.

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
On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was enacted in the U.S. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act of 2017, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company is currently assessing its impact on its consolidated financial statements, which are expected to be immaterial.
7. Net Income (Loss) per Share
Basic loss per share is calculated by dividing net loss by the sum of the weighted average number of shares of Common Stock outstanding during the period. Diluted income per share is calculated by dividing net income by the weighted average number of shares of Common Stock and dilutive common share equivalents outstanding during the period. Common share equivalents consist of stock options, restricted stock units, and performance stock units. When there is a loss in the period, dilutive common share equivalents are excluded from the calculation of diluted earnings per share, as their effect would be anti-dilutive. For example, for the three and six months ended June 30, 2024, dilutive common share equivalents have been excluded, and diluted weighted average shares outstanding are the same as basic average shares outstanding. When there is net income in the period, the Company excludes stock options, restricted stock units, and performance stock units from the calculation of diluted earnings per share when the combined exercise price, unamortized fair value and excess tax benefits of the stock options, RSUs, and PSUs, exceed the average market price of the Company's common stock because their effect would be anti-dilutive. For the three and six months ended June 30, 2025, the Company excluded 1,365,260 and 2,140,536 stock options, RSUs, and PSUs, respectively, from the calculation of diluted earnings per share because their effect would be anti-dilutive.
The following table reconciles the basic to diluted weighted average shares outstanding using the treasury stock method (shares in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Weighted average shares outstanding – basic	78,584	76,975	78,447	76,925
Dilutive effect of stock options, RSUs, and PSUs	2,146	—	1,400	—
Weighted average shares outstanding – diluted	80,730	76,975	79,847	76,925
Since the Company was in a loss position for the three and six months ended June 20, 2024, basic net loss per share is the same as diluted net loss per share, as the inclusion of all potential common shares outstanding would have been anti-dilutive.
Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows (shares in thousands):

	Six Months Ended June 30,
	2025	2024
Options to purchase common stock	—	57
RSUs and PSUs	2,141	5,283
Total	2,141	5,340
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
9. Other Commitments and Contingencies
Trust Funds
The Company collects payments from counterparties on behalf of certain of our COB clients, where our client is owed a refund because they are not the primary payer for a healthcare claim as the covered member has other forms of insurance coverage. These cash collections are held in trust in bank accounts controlled by the Company. The Company remits trust funds to the clients on a regular basis. The amount of cash held in trust and the related liability are separated from and not included in the Company’s consolidated financial statements. Cash held in trust for customers totaled $5.8 million and $10.9 million at June 30, 2025 and December 31, 2024, respectively.
10. Subsequent Events
On July 31, 2025, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Continental Buyer, Inc., a Delaware corporation (“Parent” and, together with its direct and indirect parent entities and subsidiaries, “Machinify”), and Prevail Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”), whereby we agreed to be acquired by Machinify (the “Merger”). If the Merger is completed, the Company’s stockholders will be entitled to receive $7.75 in cash for each share of the Company’s common stock they hold as of the effective time of the Merger (the “Merger Consideration”). Immediately prior to the effective time of the Merger, each option to purchase shares of Company common stock, whether vested or unvested, will automatically be canceled and be converted into the right to receive a cash payment (less applicable withholding taxes) equal to the product of (i) the total number of shares underlying such stock option multiplied by (ii) the excess, if any, of the Merger Consideration over the per share exercise price of such stock option. Immediately prior to the effective time of the Merger, each restricted stock unit award subject to time-based vesting restrictions, whether vested or unvested, will automatically be canceled in consideration for the right to receive a cash payment (less applicable withholding taxes), equal to (i) the total number of shares underlying such restricted stock unit multiplied by (ii) the Merger Consideration. Immediately prior to the effective time of the Merger, each restricted stock unit award subject to performance-based vesting conditions, (A) to the extent not vested, shall be deemed to have satisfied such performance vesting conditions at 100% of target and shall have any time-based vesting conditions waived and (B) will be canceled in consideration for the right to receive a cash payment (less any applicable withholding taxes), equal to (i) the number of shares underlying such restricted stock unit multiplied by (ii) the Merger Consideration. The Merger is expected to close by the end of calendar year 2025, subject to the satisfaction of customary closing conditions, including approval by the Company’s stockholders and receipt of applicable regulatory approvals.
The foregoing summary of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, a copy of which is filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the SEC on August 1, 2025 and is incorporated herein by reference.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
You should read the following discussion in conjunction with our consolidated financial statements (unaudited) and related notes included elsewhere in this report. This report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “design,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in “Risk Factors” under Item 1A of Part II of this report. In light of these risks, uncertainties and assumptions, the forward-looking events and trends discussed in this report may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Factors that could cause actual results to differ materially include, but are not limited to, the ability of the parties to consummate the Merger in a timely manner or at all; the satisfaction (or waiver) of closing conditions to the consummation of the Merger, including the receipt of certain regulatory approvals and approval by our stockholders; the occurrence of any event, change or other circumstance or condition that could give rise to the termination of the Merger Agreement, including in circumstances that require us to pay the Company Termination Fee (as defined in the Merger Agreement); the risk that disruptions from the Merger will harm our business, including current plans and operations (including risks related to diverting management’s attention from our ongoing business operations); potential adverse reactions or changes to business relationships resulting from the announcement or completion of the Merger; potential business uncertainty, including changes to existing business relationships, during the pendency of the Merger that could affect our financial performance; restrictions during the pendency of the Merger that may impact our ability to pursue certain business opportunities or strategic transactions; our ability to generate revenue following long implementation periods associated with new customer contracts; the high level of revenue concentration among our largest customers; our client relationships and our ability to maintain such client relationships; many of our customer contracts are subject to periodic renewal, are not exclusive, and do not provide for committed business volumes; downturns in domestic or global economic conditions and other macroeconomic factors; our ability to generate sufficient cash flows to fund our ongoing operations and other liquidity needs; our ability to hire and retain employees with specialized skills that are required for our business; anticipated trends and challenges in our business and competition in the markets in which we operate; the impact of public health emergencies such as the COVID-19 pandemic, on our business and operations, opportunities and expectations for the markets in which we operate; our ability to maintain compliance with the covenants in our debt agreements; the adaptability of our technology platform to new markets and processes; failure of our or third parties' operating systems and technology infrastructure could disrupt our operation and the threat of breach of the Company's security measures or failure or unauthorized access to confidential data that we possess; our growth strategy of expanding in our existing markets and considering strategic alliances or acquisitions; maintaining, protecting and enhancing our intellectual property; our expectations regarding future expenses; expected future financial performance; and our ability to comply with and adapt to industry regulations and compliance demands. The forward-looking statements in this report speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.
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

Merger Agreement
As previously disclosed, on July 31, 2025, we entered into the Merger Agreement, whereby we agreed to be acquired by Machinify. If the Merger is completed, our stockholders will be entitled to receive $7.75 in cash for each share of our common stock they hold as of the effective time of the Merger (the “Merger Consideration”). Immediately prior to the effective time of the Merger, each option to purchase shares of Company common stock, whether vested or unvested, will automatically be canceled and be converted into the right to receive a cash payment (less applicable withholding taxes) equal to the product of (i) the total number of shares underlying such stock option multiplied by (ii) the excess, if any, of the Merger Consideration over the per share exercise price of such stock option. Immediately prior to the effective time of the Merger, each restricted stock unit award subject to time-based vesting restrictions, whether vested or unvested, will automatically be canceled in consideration for the right to receive a cash payment (less applicable withholding taxes), equal to (i) the total number of shares underlying such restricted stock unit multiplied by (ii) the Merger Consideration. Immediately prior to the effective time of the Merger, each restricted stock unit award subject to performance-based vesting conditions, (A) to the extent not vested, shall be deemed to have satisfied such performance vesting conditions at 100% of target and shall have any time-based vesting conditions waived and (B) will be canceled in consideration for the right to receive a cash payment (less any applicable withholding taxes), equal to (i) the number of shares underlying such restricted stock unit multiplied by (ii) the Merger Consideration. The Merger is expected to close by the end of calendar year 2025, subject to the satisfaction of customary closing conditions, including approval by our stockholders and receipt of applicable regulatory approvals.
Our Board of Directors has approved the Merger Agreement and the transactions contemplated thereby.
If the Merger is consummated, our common stock will be delisted from The Nasdaq Stock Market and deregistered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and we will no longer file periodic reports with the SEC.
The foregoing summary of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, a copy of which is filed as Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on August 1, 2025 and is incorporated herein by reference.
Sources of Revenues
We derive a majority of our revenues from services provided to our clients in the healthcare market. Historically, we also derived revenues from our outsourced call center services, but ceased providing these services during the first quarter of 2025.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in thousands)		(in thousands)
Eligibility-based	$18,093	$14,264	$34,175	$27,652
Claims-based	19,710	13,661	36,814	26,073
Healthcare Total	37,803	27,925	70,989	53,725
Customer Care / Outsourced Services	—	1,437	83	2,971
Total Revenues	$37,803	$29,362	$71,072	$56,696

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

Customer Care / Outsourced Services Revenues
Historically, we derived revenues from our first party call center and other outsourced services. Our revenues for these services include contingency fees, fees based on dedicated headcount and tasks completed on behalf of our clients. The cessation of our Customer Care and Outsourced Services occurred during the first quarter of 2025 due to contract expiration, as such we will not have meaningful revenues in this market in 2025.
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
Refer to "Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2024, for a discussion of our critical accounting policies. There have been no significant changes to our critical accounting policies during the six months ended June 30, 2025.

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
Results of Operations
Three Months Ended June 30, 2025 compared to the Three Months Ended June 30, 2024
The following table represents our historical operating results for the periods presented:

	Three Months Ended June 30,		Favorable (Unfavorable)
	2025	2024	$ Change	% Change
	(in thousands)
Consolidated Statement of Operations Data:
Revenues	$37,803	$29,362	$8,441	29%
Operating expenses:
Salaries and benefits	26,824	24,534	(2,290)	(9)%
Other operating expenses	8,339	7,569	(770)	(10)%
Total operating expenses	35,163	32,103	(3,060)	(10)%
Income (loss) from operations	2,640	(2,741)	5,381	196%
Interest expense	(276)	(300)	24	8%
Interest income	74	61	13	21%
Loss before provision for income taxes	2,438	(2,980)	5,418	182%
Provision for income taxes	360	16	(344)	(2,150)%
Net income (loss)	$2,078	$(2,996)	$5,074	169%
Revenues
Total revenues were $37.8 million for the three months ended June 30, 2025, an increase of approximately $8.4 million, or 29%, compared to total revenues of $29.4 million for the three months ended June 30, 2024.
Healthcare revenues were $37.8 million for the three months ended June 30, 2025, representing an increase of $9.9 million, or 35%, compared to the three months ended June 30, 2024. Revenues from eligibility-based services during the three months ended June 30, 2025 were $18.1 million, representing an increase of $3.8 million or 27%, compared to the three months ended June 30, 2024. Revenues from claims-based services during the three months ended June 30, 2025 were $19.7 million, representing an increase of $6.0 million, or 44% compared to the three months ended June 30, 2024. The increase in healthcare revenues was primarily driven by ongoing growth from prior implementations of statements of work, and an increase in the scope of services for several of our commercial programs.
Customer Care / Outsourced Services revenues were $0.0 million, representing a decrease of $1.4 million, or 100%, compared to the three months ended June 30, 2024. This decrease was related to the cessation of our outsourced services during the first quarter of 2025 due to contract expiration.
Salaries and Benefits
Salaries and benefits expense was $26.8 million for the three months ended June 30, 2025, an increase of $2.3 million, or 9%, compared to salaries and benefits expense of $24.5 million for the three months ended June 30, 2024. The increase in salaries and benefits expense was in support of the continued growth of our healthcare services.

Other Operating Expenses
Other operating expenses were $8.3 million for the three months ended June 30, 2025, compared to $7.6 million for the three months ended June 30, 2024. This increase in other operating expenses was primarily due to higher outside services and communication and postage expenses.
Income (loss) from Operations
As a result of the factors described above, income from operations was $2.6 million for the three months ended June 30, 2025, compared to loss from operations of $2.7 million for the three months ended June 30, 2024.
Interest Expense
Interest expense was $0.3 million during the three months ended June 30, 2025 and 0.3 million for the three months ended June 30, 2024.
Income Taxes
We recognized an income tax expense of $360 thousand for the three months ended June 30, 2025, compared to an income tax expense of $16 thousand for the three months ended June 30, 2024. Our effective income tax rate was 15% for the three months ended June 30, 2025 and (1)% for the three months ended June 30, 2024. The primary driver of the effective income tax rate for the three months ended June 30, 2025 was due to state income taxes, compared to the overall losses from operations for the three months ended June 30, 2024, for which no benefit is recognized due to valuation allowance.
Net Income (Loss)
As a result of the factors described above, net income was $2.1 million for the three months ended June 30, 2025, which represented an increase in net income of approximately $5.1 million, or 169%, compared to net loss of $3.0 million for the three months ended June 30, 2024.

Six Months Ended June 30, 2025 compared to the Six Months Ended June 30, 2024
The following table represents our historical operating results for the periods presented:

	Six Months Ended June 30,		Favorable (Unfavorable)
	2025	2024	$ Change	% Change
	(in thousands)
Consolidated Statement of Operations Data:
Revenues	$71,072	$56,696	$14,376	25%
Operating expenses:
Salaries and benefits	52,182	47,755	(4,427)	(9)%
Other operating expenses	16,100	15,603	(497)	(3)%
Total operating expenses	68,282	63,358	(4,924)	(8)%
Income (loss) from operations	2,790	(6,662)	9,452	142%
Interest expense	(565)	(486)	(79)	(16)%
Interest income	172	167	5	3%
Loss before provision for income taxes	2,397	(6,981)	9,378	134%
Provision for income taxes	400	32	(368)	(1,150)%
Net income (loss)	$1,997	$(7,013)	$9,010	128%
Revenues
Total revenues were $71.1 million for the six months ended June 30, 2025, an increase of approximately $14.4 million, or 25%, compared to total revenues of $56.7 million for the six months ended June 30, 2024.

Healthcare revenues were $71.0 million for the six months ended June 30, 2025, representing an increase of $17.3 million, or 32%, compared to the six months ended June 30, 2024. Revenues from eligibility-based services during the six months ended June 30, 2025 were $34.2 million, representing an increase of $6.5 million, or 24%, compared to the six months ended June 30, 2024. Revenues from claims-based services during the six months ended June 30, 2025 were $36.8 million, representing an increase of $10.7 million, or 41%, compared to the six months ended June 30, 2024. The increase in healthcare revenues was primarily driven by ongoing growth from prior implementations of statements of work, and an increase in the scope of services for several of our commercial programs.
Customer Care / Outsourced Services revenues were approximately $0.1 million, representing a decrease of $2.9 million, or 97%, compared to the six months ended June 30, 2024. This decrease was related to the cessation of our outsourced services during the first quarter of 2025 due to contract expiration.
Salaries and Benefits
Salaries and benefits expense was $52.2 million for the six months ended June 30, 2025, an increase of $4.4 million, or 9%, compared to salaries and benefits expense of $47.8 million for the six months ended June 30, 2024. The increase in salaries and benefits expense was in support of the continued growth of our healthcare services.
Other Operating Expenses
Other operating expenses were $16.1 million for the six months ended June 30, 2025, compared to $15.6 million for the six months ended June 30, 2024. This increase in other operating expenses was primarily due to higher communication and postage expenses.
Income (loss) from Operations
As a result of the factors described above, income from operations was $2.8 million for the six months ended June 30, 2025, compared to loss from operations of $6.7 million for the six months ended June 30, 2024.
Interest Expense
Interest expense was $0.6 million during the six months ended June 30, 2025, compared to $0.5 million for the six months ended June 30, 2024, representing an increase of approximately $0.1 million.
Income Taxes
We recognized an income tax expense of $400 thousand for the six months ended June 30, 2025, compared to an income tax expense of $32 thousand for the six months ended June 30, 2024. Our effective income tax rate was 17% for the six months ended June 30, 2025 and 0% for the six months ended June 30, 2024. The primary driver of the effective income tax rate for the six months ended June 30, 2025 was due to state income taxes, compared to the overall losses from operations through June 30, 2024, for which no benefit is recognized due to valuation allowance.
Net Loss
As a result of the factors described above, net income was $2.0 million for the six months ended June 30, 2025, which represented an increase in net income of approximately $9.0 million, or 128%, compared to net loss of $7.0 million for the six months ended June 30, 2024.

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
The following tables present a reconciliation of adjusted EBITDA, adjusted net income (loss), and adjusted net income (loss) per diluted share, for the three and six months ended June 30, 2025 and 2024, to actual net income (loss) for these periods, respectively:

	Three Months Ended June 30,
	2025	2024
	(in thousands)
Adjusted EBITDA:
Net income (loss)	$2,078	$(2,996)
Provision for income taxes	360	16
Interest expense (1)	276	300
Interest income	(74)	(61)
Stock-based compensation	2,066	1,305
Depreciation and amortization	1,467	1,919
Severance expenses (3)	—	50
Other	—	15
Adjusted EBITDA	$6,173	$548

	Three Months Ended June 30,
	2025	2024
	(in thousands)
Adjusted Net Income (Loss):
Net income (loss)	$2,078	$(2,996)
Stock-based compensation	2,066	1,305
Amortization of debt issuance costs (2)	51	57
Severance expenses (3)	—	50
Other	—	15
Tax adjustments (4)	582	(393)
Adjusted net income (loss)	$4,777	$(1,962)

	Three Months Ended June 30,
	2025	2024
	(in thousands)
Adjusted Net Income (Loss) Per Diluted Share:
Net income (loss)	$2,078	$(2,996)
Plus: Adjustment items per reconciliation of adjusted net income (loss)	2,699	1,034
Adjusted net income (loss)	$4,777	$(1,962)
Adjusted net income (loss) per diluted share	$0.06	$(0.03)
Diluted average shares outstanding	80,730	76,975

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

Liquidity and Capital Resources
On July 31, 2025, we entered into the Merger Agreement whereby we agreed to be acquired by Machinify. We have agreed to various covenants and agreements, including, among others, agreements to conduct our business in the ordinary course during the period between the execution of the Merger Agreement and the effective time of the Merger. In addition, without the consent of Parent, we may not take, authorize, agree or commit to do certain actions outside of the ordinary course of business, including incurring capital expenditures or additional indebtedness above specified thresholds. We do not believe these restrictions will prevent us from meeting our debt obligations, ongoing costs of operations, working capital needs or capital expenditure requirements.
Upon termination of the Merger Agreement under certain specified circumstances, we will be required to pay Parent a termination fee of $19,980,000, and in certain circumstances where the termination fee is not payable, we will be required to reimburse Parent for certain transaction expenses up to $3,000,000.
Our primary sources of liquidity are cash flows from operations, and cash and cash equivalents on hand. Cash and cash equivalents, which consists primarily of cash on deposit with banks, totaled $9.1 million as of June 30, 2025 compared to $9.3 million as of December 31, 2024. The $0.2 million decrease in the balance of our cash and cash equivalents from December 31, 2024 to June 30, 2025, was primarily due to $3.3 million provided by operating activities, and partially offset by $2.7 million used in investing activities and $0.8 million used in financing activities during the six months ended June 30, 2025.
On October 27, 2023, we entered into a new credit agreement with Wells Fargo Bank, National Association (the "Credit Agreement"). The Credit Agreement includes a $25 million revolving loan commitment, subject to borrowing base limitations based on a percentage of applicable eligible receivables and contract assets, of which $5.0 million was advanced on the closing date of the Credit Agreement. A portion of the revolving loan commitment of up to $2.5 million is available for the issuance of letters of credit. As of June 30, 2025, $8.0 million was outstanding under the Credit Agreement and we had $16.9 million of additional borrowings available under the Credit Agreement.
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
Our Credit Agreement contains, and any agreements to refinance our debt likely will contain, certain financial covenants, including the maintenance of minimum fixed charge coverage ratio and total debt to EBITDA ratio, as well as restrictive covenants that require us to limit our ability to incur additional debt, including to finance future operations or other capital needs, and to engage in other activities that we may believe are in our long-term best interests, including to dispose of or acquire assets. As of June 30, 2025, we were in compliance with all financial covenants under the Credit Agreement. However, conditions may change for a variety of reasons in the future that may affect our ability to maintain compliance with our financial or restrictive covenants. Our failure to comply with these financial covenants or the restrictive covenants may result in an event of default, which, if not cured or waived, could accelerate the maturity of our indebtedness or result in modifications to our credit terms.
Cash flows from operating activities
Cash provided by operating activities was $3.3 million for the six months ended June 30, 2025, primarily as a result of a trend of increasing revenues that outpaced the increase in operating expenses in recent quarters. Cash provided by operating activities was $4.7 million for the six months ended June 30, 2024, primarily as a result of a decrease in accounts receivable and contract assets.
Cash flows from investing activities
Cash used in investing activities of $2.7 million for the six months ended June 30, 2025 was primarily related to capital expenditures for software, data storage, hardware, telecommunication systems and security enhancements to our information technology systems. Cash used in investing activities for the six months ended June 30, 2024 was $4.5 million, primarily related to capital expenditures for software, including payments for the recent acquisition of technology assets, data storage, hardware, telecommunication systems and security enhancements to our information technology systems.

Cash flows from financing activities
Cash used in financing activities was $0.8 million for the six months ended June 30, 2025 primarily related to $0.8 million of a deferred asset acquisition payment. Cash used in financing activities was $2.9 million for the six months ended June 30, 2024 primarily related to $3.0 million of additional borrowings.
Deferred Asset Acquisition Payments
In 2024, we purchased technology assets from a technology company specializing in natural language processing and advanced domain analytics. The purchase agreement included deferred cash payments to be made over a three-year period. The amount of deferred asset acquisition payments on the consolidated balance sheet was $3.3 million as of June 30, 2025. These payments are discounted to present values using our incremental borrowing rate.
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
As of June 30, 2025, $8.0 million was outstanding under the Credit Agreement and we had $16.9 million of additional available under the Credit Agreement. Our annual interest rate under the Credit Agreement at June 30, 2025 was 7.1%.
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
As of June 30, 2025, we were in compliance with all financial covenants under the Credit Agreement.

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
Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15(e) under the Exchange Act. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2025.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the second quarter of 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Risks Related to Our Pending Merger with Machinify
The conditions under the Merger Agreement for completion of the Merger may not be satisfied at all or in the anticipated timeframe.
On July 31, 2025, we entered into the Merger Agreement with Parent and Merger Sub, whereby we agreed to be acquired by Machinify. Completion of the Merger is subject to certain closing conditions, including, among others, (i) the adoption of the Merger Agreement by our stockholders, (ii) the making of all required filings under applicable antitrust laws and receipt of all required approvals under applicable antitrust laws, (iii) the absence of other legal restraints that prohibit the transactions contemplated by the Merger Agreement, (iv) the accuracy of the parties’ respective representations and warranties contained in the Merger Agreement (subject in certain instances to customary materiality thresholds), (v) the performance of the parties’ respective covenants contained in the Merger Agreement in all material respects, and (vi) solely as relates to Parent’s obligation to consummate the Merger, the absence of any Company Material Adverse Effect (as defined in the Merger Agreement).
There is no assurance that all of the various conditions will be satisfied, or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all. We may be subject to several risks as a result of a failure to complete, or a significant delay in completing the Merger, including, but not limited to, the following:
•uncertainty about the completion or effect of the pending Merger could lead current and prospective customers to pursue opportunities with our competitors and generally lead to increased competition from our competitors;
•the inability to pursue alternative business opportunities or make changes to our business pending the completion of the Merger, and other restrictions on our ability to conduct our business during the pendency of the Merger;
•our inability to solicit other acquisition proposals during the pendency of the Merger;
•if the Merger is not completed or is significantly delayed, the trading price of our shares may decrease or change to the extent that the current trading price of our shares reflects an assumption that the Merger will be completed, or completed in a timely manner;
•the amount of certain costs, fees and expenses related to the Merger that must be paid by us whether or not the Merger is not consummated;
•upon termination of the Merger Agreement under certain specified circumstances, we will be required to pay Parent a termination fee of $19,980,000, and in certain circumstances where the termination fee is not payable, we will be required to reimburse Parent for certain transaction expenses up to $3,000,000;
•the attention of our management may be directed toward the consummation of the Merger and related matters, and their focus may be diverted from our day-to-day business operations, including from other opportunities that might otherwise be beneficial to us; and

•the inability to attract and retain key personnel, and the possibility that our current employees could be distracted, and their productivity decline as a result, due to uncertainty regarding the Merger.
Any failure to complete or a significant delay in completing the Merger could negatively impact our business.
While the Merger Agreement is in effect, we are subject to restrictions on our business activities.
While the Merger Agreement is in effect, we are generally required to conduct our business in the ordinary course consistent with past practice, and are restricted from taking certain actions without Parent’s prior consent, which is not to be unreasonably withheld, conditioned or delayed. These limitations include, among other things, certain restrictions on our ability to acquire other businesses and assets, dispose of our assets, make investments, incur indebtedness, make loans, enter into, amend or terminate certain contracts, make capital expenditures above specified thresholds, increase compensation or benefits payable to certain officers and employees, initiate or settle certain litigation or enter into any new line of business. These restrictions could prevent us from pursuing strategic business opportunities and taking actions with respect to our business, including effectively responding to competitive pressures and industry developments, that we may consider advantageous and may, as a result, materially and adversely affect our business, results of operations and financial condition.
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
Prescott Group Management, L.L.C., First Light Asset Management, LLC, Topline Capital Management, LLC, BlackRock Institutional Trust Company, N.A, and Mill Road Capital Management LLC beneficially owned approximately 20.0%, 15.7%, 7.5%, 6.1% and 4.6% of our common stock, respectively, as of June 30, 2025. As a result of their ownership, these significant stockholders have the ability to influence the outcome of matters submitted to a vote of stockholders and, through our board of directors, the ability to influence decision making with respect to our business direction and policies. Mill Road Capital Management LLC currently has a representative sitting on our Board of Directors. These significant stockholders may have interests different from our other stockholders’ interests and may vote in a manner adverse to those interests. Matters over which these significant stockholders can, directly or indirectly, exercise influence include:
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
    None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
    None.
ITEM 4. MINE SAFETY DISCLOSURES
    Not Applicable.
ITEM 5. OTHER INFORMATION
(c) During the three months ended June 30, 2025, the following officer adopted a prearranged trading plan relating to our common stock and intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Securities Exchange Act of 1934:
•Rohit Ramchandani, our Chief Financial Officer, adopted a trading plan on June 9, 2025, with an effective date of September 3, 2025, providing for the sale of up to an aggregate of 10,000 shares of our common stock issuable upon the exercise of stock options until February 22, 2026.
During the three months ended June 30, 2025, other than as noted above, no director or officer (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934) of our Company adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities, whether or not intended to satisfy the affirmative defense conditions of Rule 10b5-1(c).

ITEM 6. EXHIBITS
(A) Exhibits:

Exhibit No.	Description

2.1*
Agreement and Plan of Merger, dated July 31, 2025, by and among Registrant, Continental Buyer, Inc., and Prevail Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Registrant’s Form 8-K filed August 1, 2025)

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

*Certain schedules, annexes and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplementally a copy of such schedules, annexes and exhibits, or any section thereof, to the SEC upon request.
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

PERFORMANT HEALTHCARE, INC.
Date:	August 7, 2025
		By:	/s/ Simeon M. Kohl
Simeon M. Kohl

Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Rohit Ramchandani
Rohit Ramchandani

Chief Financial Officer (Principal Financial Officer)